Form 10-Q
period 1996-04-30
TRO LEARNING INC
filed 1996-06-13
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

        (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996
                                                 --------------

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission File Number 0-20842
                                                -------

                               TRO LEARNING, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              36-3660532
- --------                                                              ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1721 Moon Lake Boulevard, Suite 555, Hoffman Estates, IL                   60194
- --------------------------------------------------------                   -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (847) 781-7800
                                                     --------------

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                            Yes   X         No
                                -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                          6,119,284
- ----------------------------                      ------------------------------
          Class                                   Outstanding as of June 1, 1996

                        (This document contains 14 pages)

                      TRO LEARNING, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements (Unaudited):

               Consolidated Statements of Income for the
                 Three and Six Months Ended April 30, 1996 and 1995. .       3

               Consolidated Balance Sheets as of
                 April 30, 1996 and October 31, 1995 . . . . . . . . .       4

               Consolidated Statements of Cash Flows for the
                 Six Months Ended April 30, 1996 and 1995. . . . . . .       5

               Notes to Consolidated Financial Statements. . . . . . .      6-7

  Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . .     8-12


PART II.  OTHER INFORMATION

  Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . .      13

  Item 2.      Changes in Securities . . . . . . . . . . . . . . . . .      13

  Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . .      13

  Item 4.      Submission of Matters to a Vote of Security Holders . .      13

  Item 5.      Other Information . . . . . . . . . . . . . . . . . . .      13

  Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . .      13


SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

                         PART I.  FINANCIAL INFORMATION

                      TRO LEARNING, INC. AND  SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            APRIL 30,                     APRIL 30,
                                                     ----------------------        -----------------------
                                                       1996          1995            1996           1995
                                                     --------      --------        --------       --------
Revenues by product line:
  PLATO-Registered Trademark- Education. . . . . .   $ 6,021        $ 5,038        $10,566        $ 8,557
  Aviation Training. . . . . . . . . . . . . . . .       720          1,279          2,584          3,107
                                                     -------        -------        -------        -------
    Total revenues . . . . . . . . . . . . . . . .     6,741          6,317         13,150         11,664
Cost of revenues . . . . . . . . . . . . . . . . .       632          1,655          1,846          2,954
                                                     -------        -------        -------        -------
    Gross profit . . . . . . . . . . . . . . . . .     6,109          4,662         11,304          8,710
                                                     -------        -------        -------        -------
Operating expenses:
  Selling, general and administrative expense. . .     6,226          4,421         11,698          8,357
  Product development and customer support . . . .     1,177          1,128          2,437          2,246
                                                     -------        -------        -------        -------
    Total operating expenses . . . . . . . . . . .     7,403          5,549         14,135         10,603
                                                     -------        -------        -------        -------
      Operating loss . . . . . . . . . . . . . . .    (1,294)          (887)        (2,831)        (1,893)
Interest expense . . . . . . . . . . . . . . . . .      (278)           (78)          (396)          (109)
Interest income and other expense, net . . . . . .       (21)           (21)           (45)            15
                                                     -------        -------        -------        -------
      Loss before income taxes . . . . . . . . . .    (1,593)          (986)        (3,272)        (1,987)
Credit for income taxes. . . . . . . . . . . . . .      (605)          (370)        (1,235)          (745)
                                                     -------        -------        -------        -------
      Net loss . . . . . . . . . . . . . . . . . .   $  (988)       $  (616)       $(2,037)       $(1,242)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
Income (loss) per common and common
  equivalent share:
  Primary -
    Net loss . . . . . . . . . . . . . . . . . . .   $ (0.16)       $ (0.10)       $ (0.33)       $ (0.20)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
    Weighted average common and common equivalent
      shares outstanding . . . . . . . . . . . . .     6,100          6,062          6,090          6,065
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             APRIL 30,     OCTOBER 31,
                                                                               1996            1995
                                                                             ---------     -----------
                                   ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .    $   378        $   231
  Accounts receivable, less allowances of $1,041 and $584, respectively. .     13,671         17,603
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,353          1,045
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . .      1,792            934
                                                                              -------        -------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .     17,194         19,813
Equipment and leasehold improvements, less accumulated  depreciation
  of $2,829 and $2,479, respectively . . . . . . . . . . . . . . . . . . .      1,540          1,341
Product development costs, less accumulated amortization of $282
  and $84, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .      4,236          2,767
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,810          5,575
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,890          4,164
                                                                              -------        -------
                                                                              $33,670        $33,660
                                                                              -------        -------
                                                                              -------        -------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,162        $ 2,247
  Accrued employee salaries and benefits . . . . . . . . . . . . . . . . .      1,927          2,469
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,052          3,281
  Revolving loan . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,926          3,448
  Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . .        950            950
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .        563          1,066
                                                                              -------        -------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .     15,580         13,461
Deferred revenue, less current portion . . . . . . . . . . . . . . . . . .        164            152
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        512            545
Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares authorized;
    6,139 shares issued and 6,119 shares outstanding in 1996;
    6,100 shares issued and 6,072 shares outstanding in 1995 . . . . . . .         61             61
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,424         21,345
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,462)        (1,425)
  Treasury stock at cost, 20 shares in 1996 and 28 shares in 1995. . . . .       (133)          (183)
  Foreign currency translation adjustment. . . . . . . . . . . . . . . . .       (476)          (296)
                                                                              -------        -------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .     17,414         19,502
                                                                              -------        -------
                                                                              $33,670        $33,660
                                                                              -------        -------
                                                                              -------        -------


                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                              SIX MONTHS
                                                                                            ENDED APRIL 30,
                                                                                        -----------------------
                                                                                          1996           1995
                                                                                        --------       --------
Cash flows from operating activities:
  Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(2,037)       $(1,242)
                                                                                        -------        -------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,235)          (745)
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .        607            335
    Amortization of deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .        ---           (208)
    Disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8             24
    Changes in assets and liabilities:
      Decrease in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .      3,932          1,384
      Increase in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (308)          (165)
      Increase in prepaid expenses and other current and noncurrent assets . . . . .       (609)          (783)
      Increase in product development costs. . . . . . . . . . . . . . . . . . . . .     (1,667)        (1,348)
      Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .        (85)          (463)
      Decrease in accrued liabilities, accrued employee salaries and benefits
        and other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (804)        (1,105)
      Decrease in deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .       (491)          (270)
                                                                                        -------        -------
        Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (652)        (3,344)
                                                                                        -------        -------
          Net cash used in operating activities. . . . . . . . . . . . . . . . . . .     (2,689)        (4,586)
                                                                                        -------        -------
Cash flows from investing activities:
  Decrease in marketable securities. . . . . . . . . . . . . . . . . . . . . . . . .        ---          1,943
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (601)          (464)
                                                                                        -------        -------
      Net cash provided by (used in) investing activities. . . . . . . . . . . . . .       (601)         1,479
                                                                                        -------        -------
Cash flows from financing activities:
  Net proceeds from short term borrowings. . . . . . . . . . . . . . . . . . . . . .      3,478          4,010
  Issuance (purchase) of treasury stock. . . . . . . . . . . . . . . . . . . . . . .         50           (183)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79             32
                                                                                        -------        -------
    Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .      3,607          3,859
                                                                                        -------        -------
Effect of foreign currency on cash . . . . . . . . . . . . . . . . . . . . . . . . .       (170)           (19)
                                                                                        -------        -------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .        147            733
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .        231            200
                                                                                        -------        -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .    $   378        $   933
                                                                                        -------        -------
                                                                                        -------        -------
Cash paid for interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   261        $    94

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

TRO Learning, Inc. and its subsidiaries (the Company) develops and markets microcomputer-based, interactive, self-paced instructional and educational systems. The Company markets such systems primarily to educational institutions and private industry. The Company performs evaluations of its customers' credit worthiness and generally requires no collateral from its customers. Although many of the Company's educational customers are dependent upon various government funding sources, the Company does not believe there is a concentration of risk associated with any specific governmental program or funding source.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted.   Accordingly, these
quarterly consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1995.

The financial information furnished reflects, in the opinion of the Company, all adjustments of a normal, recurring nature necessary for a fair statement of the results for the interim periods presented. Because of cyclical and other factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

REVENUE RECOGNITION:

Revenue from the sale of education and training courseware licenses, support services, and related computer hardware is recognized when courseware, hardware, and related services are delivered at which time future service costs, if any, are accrued. Future service costs represent the Company's problem resolution and support "hotline" service for a one year period. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

PRODUCT DEVELOPMENT, ENHANCEMENT, AND MAINTENANCE COSTS:

The Company develops education and training products, referred to hereafter as courseware products.

Costs incurred in the development of the Company's current generation courseware products and related enhancements and routine maintenance thereof are expensed as incurred. All costs incurred by the Company in establishing the marketability of its new courseware products to be sold, leased,

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED

PRODUCT DEVELOPMENT, ENHANCEMENT, AND MAINTENANCE Costs, Continued

or otherwise marketed are expensed as incurred. Once marketability has been established, costs incurred in the development of new generation courseware products are capitalized.

Amortization is provided over the estimated useful life of the new courseware products, generally three years, using the straight-line method. Amortization begins when the product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination.

COMPUTATION OF INCOME (LOSS) PER SHARE:

Primary income (loss) per share is based upon the weighted average number of shares of common stock outstanding and, where dilutive, common equivalent shares from stock options (using the treasury stock method). Fully diluted income
(loss) per share is not presented since the results are equivalent to primary income (loss) per share.

2.   ACCOUNTS RECEIVABLE:

Accounts receivable include installment receivables of $7,153,000 and $7,987,000 at April 30, 1996 and October 31, 1995, respectively. Installment receivables with terms greater than one year were $2,784,000 and $3,024,000 at April 30, 1996 and October 31,1995, respectively, and are included in other assets on the consolidated balance sheets.

During the quarter ended April 30, 1996, the Company sold certain installment receivables on a non-recourse basis to financial institutions. The receivables were sold at their discounted present value of approximately $599,000 at an effective rate of approximately 8.6%. The difference between the gross receivable amount of approximately $735,000 and the proceeds received has been recorded as interest expense in the consolidated statement of income.

3.   DEBT:

The Company's revolving loan agreement provides for a maximum $10 million line of credit. Borrowings under the line bear interest at the prime rate plus 1.5% or the LIBOR rate plus 3.25% as determined by the Company. At April 30, 1996, there were borrowings of $6,926,000 outstanding at a weighted average interest rate of 8.95% and the Company was in compliance with all financial covenants.

                         PART I.   FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

REVENUES:

The following highlights the growth in courseware revenues (in 000's):


                                                  PLATO
                                            EDUCATION SECOND    AVIATION TRAINING     TOTAL SECOND
                                                 QUARTER         SECOND QUARTER          QUARTER
                                            ----------------    -----------------   ----------------
                                             1996      1995       1996     1995      1996      1995
                                            ------    ------    --------  ------    ------    ------
Courseware license and support              $5,430    $3,949    $  675    $  949    $6,105    $4,898
Hardware, third party courseware and other     591     1,089        45       330       636     1,419
                                            ------    ------    ------    ------    ------    ------
     Total revenues                         $6,021    $5,038    $  720    $1,279    $6,741    $6,317
                                            ------    ------    ------    ------    ------    ------
                                            ------    ------    ------    ------    ------    ------


As summarized in the above table, PLATO Education revenues of $6,021,000 for the second quarter of fiscal 1996 increased by $983,000 or 20% as compared to the second quarter of 1995. Courseware license and support revenues for PLATO Education for the second quarter of 1996 increased 38% over the comparable period in fiscal 1995. This increase can be attributed to increased market penetration resulting from the expansion of the PLATO Education sales force and new products.

A decrease in low margin hardware revenue contributed to the decline in Aviation Training revenues. Overall, total revenues increased by $424,000 or 7% to $6,741,000 as compared to $6,317,000 in fiscal 1995.

GROSS PROFIT:

Gross profit for the second quarter of fiscal 1996 increased by $1,447,000 or 31% to $6,109,000 as compared to $4,662,000 for the second quarter of fiscal 1995. This increase was due principally to PLATO Education revenue growth and a favorable mix of courseware revenues. The Company's gross margin was 91% for the second quarter of fiscal 1996 as compared to 74% for the second quarter of fiscal 1995. Increased courseware revenues and declining low margin hardware revenues resulted in the significant improvement in gross margins for the second quarter of 1996.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the second quarter of fiscal 1996 increased by $1,805,000 or 41% to $6,226,000 as compared to $4,421,000 for the second quarter of fiscal 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, Continued
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE, CONTINUED

This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the growth in sales volume and the planned expansion of the sales and service organization.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the second quarter of fiscal 1996 increased by $49,000 or 4% to $1,177,000 as compared to $1,128,000 for the second quarter of fiscal 1995. This increase was due principally to increased PLATO Education customer support expense as a result of increased revenue levels and the broadening customer base.

OPERATING LOSS:

The operating loss was $1,294,000 for the second quarter of fiscal 1996 as compared to $887,000 for the second quarter of fiscal 1995. The second quarter loss reflects the impact of a traditionally lower level of revenue in the first half of the Company's fiscal year, as well as the absorption of an increased fixed base of sales and marketing costs related to PLATO Education's expansion.

INTEREST EXPENSE:

Interest expense for the second quarter of fiscal 1996 was $278,000 as compared to $78,000 for the second quarter of fiscal 1995. Interest expense increased due to a higher level of borrowings under the Company's revolving loan agreement during the second quarter of fiscal 1996. In addition, the sale of certain installment receivables at a discount resulted in the recognition of interest expense in the second quarter of fiscal 1996 (see Note 2 of Notes to Consolidated Financial Statements).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS

FIRST SIX MONTHS FISCAL 1996 COMPARED TO FIRST SIX MONTHS FISCAL 1995

REVENUES:

The following table highlights the growth in courseware revenues (in 000's):

                                                   PLATO
                                                 Education        Aviation Training
                                                Six Months           Six Months      Total Six Months
                                             ---------------------------------------------------------
                                                1996    1995       1996      1995      1996     1995
                                             --------  -------   -------  --------   -------  --------
Courseware license and support               $ 9,044   $ 6,759   $ 2,452   $ 1,989   $11,496   $ 8,748

Hardware, third party courseware and other     1,522     1,798       132     1,118     1,654     2,916
                                             -------   -------   -------   -------   -------   -------

          Total revenues                     $10,566   $ 8,557   $ 2,584   $ 3,107   $13,150   $11,664
                                             -------   -------   -------   -------   -------   -------
                                             -------   -------   -------   -------   -------   -------


PLATO Education revenues of $10,566,000 for the first six months of fiscal 1996 increased by $2,009,000 or 23% as compared to revenues of $8,557,000 for the first six months of fiscal 1995. Courseware license and support revenues for PLATO Education for the first six months of fiscal 1996 increased 34% over the comparable period last year. This increase can be attributed to increased market penetration resulting from the expansion of the PLATO Education sales
force and new products.   Aviation Training courseware revenues for the first
six months of fiscal 1996 of $2,452,000 increased 23% over the first six months of fiscal 1995. This increase was offset by a decrease in low margin hardware revenue for Aviation Training for the first six months of fiscal 1996 compared to the same period in fiscal 1995. Overall, total revenues increased by $1,486,000 or 13% to $13,150,000 as compared to $11,664,000 in 1995.

GROSS PROFIT:

Gross profit for the first six months of fiscal 1996 increased by $2,594,000 or 30% to $11,304,000 as compared to $8,710,000 for the first six months of fiscal
1995.   This increase was due principally to PLATO Education revenue growth and a favorable mix of courseware revenue. The Company's gross margin was 86% for the first six months of fiscal 1996 as compared to 75% for the first six months of fiscal 1995. Increased courseware revenues and a decline in hardware revenues resulted in a significantly improved gross margin for the first half of fiscal 1996.

PLATO Education gross margin for the first six months of fiscal 1996 was 87% compared to 81% for the first six months of fiscal 1995. Aviation Training gross margin was 83% for the first six months of fiscal 1996 compared to 58% for the same period in fiscal 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS, CONTINUED

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first six months of fiscal 1996 increased by $3,341,000 or 40% to $11,698,000 as compared to $8,357,000 for the first six months of fiscal 1995. This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the growth in sales volume and the planned expansion of the sales and service organization.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first six months of fiscal 1996 increased by $191,000 or 9% to $2,437,000 as compared to $2,246,000 for the first six months of fiscal 1995. This increase was due principally to increased PLATO Education customer support expense of $272,000 or 31% due to increased revenue levels and the broadening customer base.

OPERATING LOSS:

The operating loss was $2,831,000 for the first six months of fiscal 1996 as compared to $1,893,000 for the first six months of fiscal 1995. The six month loss reflects the impact of a traditionally lower level of revenue in the first half of the Company's fiscal year, as well as the absorption of an increased fixed base of sales and marketing costs related to PLATO Education's expansion.

INTEREST EXPENSE:

Interest expense for the first six months of fiscal 1996 was $396,000 as compared to $109,000 for the first six months of fiscal 1995. Interest expense increased due to a higher level of borrowings under the Company's revolving loan agreement during the first six months of fiscal 1996. In addition, the sale of certain installment receivables at a discount resulted in the recognition of interest expense in the second quarter of fiscal 1996 (see Note 2 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $378,000, net accounts receivable of $13,671,000, and its line of credit. The Company has total installment receivables of $9,937,000 at April 30, 1996, of which $7,153,000 are due within one year and are included in net accounts receivable. During the quarter ended April 30, 1996, the Company sold certain installment receivables for net cash proceeds of approximately $599,000 (see Note 2 of Notes to Consolidated Financial Statements).

Net cash used in the Company's operating activities was $2,689,000 in the first six months of fiscal 1996 as compared to $4,586,000 in the first six months of fiscal 1995. Cash flows from operations

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, Continued


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

were used principally to fund the Company's working capital requirements as it continues to grow by investing in new products and expanding its PLATO Education sales and service organization. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide borrowings up to a maximum of $10,000,000. At April 30, 1996, borrowings of $6,926,000 were outstanding at a weighted average interest rate of 8.95%.

The Company's net cash used in investing activities in the first six months of fiscal 1996 was $601,000 for capital expenditures.

Net cash provided by financing activities in the first six months of fiscal 1996 was $3,607,000 which primarily represents borrowings under the Company's line of credit.

The Company maintains adequate cash reserves, short-term investments, and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements.

                          PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 2.   CHANGES IN SECURITIES

               Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

ITEM 5.   OTHER INFORMATION

               Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.         Description of Exhibits

                    11        Statement Regarding Computation
                                of Per Share Income (Loss)

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed for the quarter ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 1996
                                        TRO LEARNING, INC.



                                        By   /s/ William R. Roach
                                             ---------------------------------
                                             William R. Roach
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (principal executive officer)



                                             /s/ Sharon Fierro
                                             ---------------------------------
                                             Sharon Fierro
                                             Senior Vice President, Chief
                                             Financial Officer,
                                             Treasurer and Secretary
                                             (principal financial officer)



                                             /s/ Mary Jo Murphy
                                             ---------------------------------
                                             Mary Jo Murphy
                                             Vice President, Corporate
                                             Controller and Chief
                                             Accounting Officer
                                             (principal accounting officer)