Form 10-Q
period 1996-07-31
TRO LEARNING INC
filed 1996-09-13
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

         (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 31, 1996
                                                  -------------

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

                               Yes   X         No
                                   -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                           6,154,829
- ----------------------------                 -----------------------------------
           Class                             Outstanding as of September 1, 1996

                          (This document contains 14 pages)

                         TRO LEARNING, INC. AND SUBSIDIARIES
                                        INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (Unaudited):

              Consolidated Statements of Income for the
               Three and Nine Months Ended July 31, 1996 and 1995. . . .     3

              Consolidated Balance Sheets as of
               July 31, 1996 and October 31, 1995. . . . . . . . . . . .     4

              Consolidated Statements of Cash Flows for the
               Nine Months Ended July 31, 1996 and 1995. . . . . . . . .     5

              Notes to Consolidated Financial Statements . . . . . . . .    6-7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . .   8-12


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     13

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .     13

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .     13

     Item 4.  Submission of Matters to a Vote of Security Holders. . . .     13

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .     13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     13


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                            PART I.  FINANCIAL INFORMATION

                         TRO LEARNING, INC. AND  SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           JULY 31,                      JULY 31,
                                                                   -----------------------       -----------------------
                                                                      1996           1995           1996           1995
                                                                   --------       --------       --------       --------
Revenues by product line:
  PLATO-Registered Trademark- Education. . . . . . . . . . .       $ 10,917       $  7,742       $ 21,483       $ 16,299
  Aviation Training. . . . . . . . . . . . . . . . . . . . .            484          1,169          3,068          4,276
                                                                   --------       --------       --------       --------
    Total revenues . . . . . . . . . . . . . . . . . . . . .         11,401          8,911         24,551         20,575
Cost of revenues . . . . . . . . . . . . . . . . . . . . . .          1,979          1,837          3,825          4,791
                                                                   --------       --------       --------       --------
    Gross profit . . . . . . . . . . . . . . . . . . . . . .          9,422          7,074         20,726         15,784
                                                                   --------       --------       --------       --------
Operating expenses:
  Selling, general and administrative expense. . . . . . . .          6,721          4,767         18,419         13,124
  Product development and customer support . . . . . . . . .          1,404          1,235          3,841          3,481
                                                                   --------       --------       --------       --------
    Total operating expenses . . . . . . . . . . . . . . . .          8,125          6,002         22,260         16,605
                                                                   --------       --------       --------       --------
      Operating income (loss). . . . . . . . . . . . . . . .          1,297          1,072         (1,534)          (821)
Interest expense . . . . . . . . . . . . . . . . . . . . . .           (154)          (191)          (550)          (300)
Interest income and other expense, net . . . . . . . . . . .             30             (7)           (15)             8
                                                                   --------       --------       --------       --------
      Income (loss) before income taxes. . . . . . . . . . .          1,173            874         (2,099)        (1,113)
Provision (credit) for income taxes. . . . . . . . . . . . .            448            328           (787)          (417)
                                                                   --------       --------       --------       --------
      Net income (loss). . . . . . . . . . . . . . . . . . .       $    725       $    546       $ (1,312)      $   (696)
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
Income (loss) per common and common equivalent share:
  Primary -
    Net income (loss). . . . . . . . . . . . . . . . . . . .       $   0.11       $   0.09       $  (0.21)      $  (0.11)
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
    Weighted average common and common equivalent
      shares outstanding . . . . . . . . . . . . . . . . . .          6,713          6,276          6,106          6,065
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  JULY 31,     OCTOBER 31,
                                                                    1996          1995
                                                                -----------    -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .    $        89    $       231
  Accounts receivable, less allowances
    of $1,040 and $584, respectively . . . . . . . . . . . .         18,672         17,603
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .          1,292          1,045
  Prepaid expenses and other current assets. . . . . . . . .          1,608            934
                                                                -----------    -----------
    Total current assets . . . . . . . . . . . . . . . . . .         21,661         19,813

Equipment and leasehold improvements, less
  accumulated depreciation of $3,060 and $2,479,
  respectively . . . . . . . . . . . . . . . . . . . . . . .          1,437          1,341
Product development costs, less accumulated
  amortization of $402 and $84, respectively . . . . . . . .          4,788          2,767
Deferred tax asset . . . . . . . . . . . . . . . . . . . . .          6,362          5,575
Other assets . . . . . . . . . . . . . . . . . . . . . . . .          3,713          4,164
                                                                -----------    -----------
                                                                $    37,961    $    33,660
                                                                -----------    -----------
                                                                -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .    $     1,996    $     2,247
  Accrued employee salaries and benefits . . . . . . . . . .          2,684          2,469
  Accrued liabilities. . . . . . . . . . . . . . . . . . . .          4,095          3,281
  Revolving loan . . . . . . . . . . . . . . . . . . . . . .          8,233          3,448
  Deferred tax liability . . . . . . . . . . . . . . . . . .            950            950
  Deferred revenue . . . . . . . . . . . . . . . . . . . . .            901          1,066
                                                                -----------    -----------
    Total current liabilities. . . . . . . . . . . . . . . .         18,859         13,461

Deferred revenue, less current portion . . . . . . . . . . .            265            152
Other liabilities. . . . . . . . . . . . . . . . . . . . . .            508            545

Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares
    authorized; 6,174 shares issued and 6,154
    shares outstanding in 1996; 6,100 shares
    issued and 6,072 shares outstanding in 1995. . . . . . .             62             61
  Paid in capital. . . . . . . . . . . . . . . . . . . . . .         21,535         21,345
  Accumulated deficit. . . . . . . . . . . . . . . . . . . .         (2,737)        (1,425)
  Treasury stock at cost, 20 shares in 1996
    and 28 shares in 1995. . . . . . . . . . . . . . . . . .           (133)          (183)
  Foreign currency translation adjustment. . . . . . . . . .           (398)          (296)
                                                                -----------    -----------
    Total stockholders' equity . . . . . . . . . . . . . . .         18,329         19,502
                                                                -----------    -----------
                                                                $    37,961    $    33,660
                                                                -----------    -----------
                                                                -----------    -----------

                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                                        NINE MONTHS
                                                                       ENDED JULY 31,
                                                                 -------------------------
                                                                    1996           1995
                                                                 ----------     ----------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .     $   (1,312)    $     (696)
                                                                 ----------     ----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Deferred income taxes. . . . . . . . . . . . . . . . . .           (787)          (417)
    Depreciation and amortization. . . . . . . . . . . . . .            964            545
    Amortization of deferred revenue . . . . . . . . . . . .            ---           (245)
    Disposal of fixed assets . . . . . . . . . . . . . . . .             11             26

    Changes in assets and liabilities:
      Increase in accounts receivable. . . . . . . . . . . .         (1,069)        (1,352)
      Increase in inventories. . . . . . . . . . . . . . . .           (247)           (40)
      Increase in prepaid expenses and
        other current and noncurrent assets. . . . . . . . .           (262)           (60)
      Increase in product development costs. . . . . . . . .         (2,339)        (1,918)
      Increase (decrease) in accounts payable. . . . . . . .           (251)           155
      Increase (decrease) in accrued liabilities,
        accrued employee salaries and benefits
        and other liabilities. . . . . . . . . . . . . . . .            992           (518)
      Increase (decrease) in deferred revenue. . . . . . . .            (52)          (443)
                                                                 ----------     ----------
        Total adjustments. . . . . . . . . . . . . . . . . .         (3,040)        (4,267)
                                                                 ----------     ----------
          Net cash used in operating activities. . . . . . .         (4,352)        (4,963)
                                                                 ----------     ----------

Cash flows from investing activities:
  Decrease in marketable securities. . . . . . . . . . . . .            ---          2,225
  Capital expenditures . . . . . . . . . . . . . . . . . . .           (720)          (546)
                                                                 ----------     ----------
    Net cash provided by (used in)
      investing activities . . . . . . . . . . . . . . . . .           (720)         1,679
                                                                 ----------     ----------
Cash flows from financing activities:
  Net proceeds from short term borrowings. . . . . . . . . .          4,785          4,500
  Issuance (purchase) of treasury stock. . . . . . . . . . .             50           (183)
  Other    . . . . . . . . . . . . . . . . . . . . . . . . .            191             42
                                                                 ----------     ----------
    Net cash provided by financing activities. . . . . . . .          5,026          4,359
                                                                 ----------     ----------
Effect of foreign currency on cash . . . . . . . . . . . . .            (96)           (55)
                                                                 ----------     ----------
Net increase in cash and cash equivalents. . . . . . . . . .           (142)         1,020
Cash and cash equivalents at beginning of period . . . . . .            231            200
                                                                 ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . .     $       89     $    1,220
                                                                 ----------     ----------
                                                                 ----------     ----------
Cash paid for interest expense . . . . . . . . . . . . . . .     $      598     $      189


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

2.  ACCOUNTS RECEIVABLE:

Accounts receivable include installment receivables of $8,299,000 and $7,987,000 at July 31, 1996 and October 31, 1995, respectively. Installment receivables with terms greater than one year were $2,866,000 and $3,024,000 at July 31, 1996 and October 31,1995, respectively, and are included in other assets on the consolidated balance sheets.

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

3.  DEBT:

In July 1996, the Company amended its revolving loan agreement to provide for a maximum $11,500,000 line of credit from August 1, 1996 through October 31, 1996 to meet its cyclical working capital need. Effective November 1, 1996, the maximum line of credit is $10,000,000. Borrowings under the line bear interest at the prime rate plus 1.5% or the LIBOR rate plus 3.25% as determined by the Company. At July 31, 1996, there were borrowings of $8,233,000 outstanding at a weighted average interest rate of 9.2% and the Company was in compliance with all financial covenants.

                           PART I.   FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1996 COMPARED TO THIRD QUARTER FISCAL 1995

REVENUES:

Total revenues for the third quarter of fiscal 1996 of $11,401,000 increased by $2,490,000 or 28% as compared to $8,911,000 in the third quarter of fiscal 1995.

The following highlights the significant growth in PLATO Education courseware revenues (in 000's):

                                                            PLATO
                                                       EDUCATION THIRD   AVIATION TRAINING       TOTAL THIRD
                                                           QUARTER          THIRD QUARTER          QUARTER
                                                     -----------------   -----------------   -----------------
                                                      1996      1995      1996      1995      1996      1995
                                                    -------   -------   -------   -------   -------   -------
 Courseware license and support                     $ 9,559   $ 6,510   $   395   $   682   $ 9,954   $ 7,192
 Hardware, third party courseware and other           1,358     1,232        89       487     1,447     1,719
                                                    -------   -------   -------   -------   -------   -------
     Total revenues                                 $10,917   $ 7,742   $   484   $ 1,169   $11,401   $ 8,911
                                                    -------   -------   -------   -------   -------   -------
                                                    -------   -------   -------   -------   -------   -------

As summarized in the above table, PLATO Education revenues of $10,917,000 for the third quarter of fiscal 1996 increased by $3,175,000 or 41% as compared to the third quarter of 1995. PLATO Education courseware license and support revenues for the third quarter of 1996 increased 47% over the comparable period in fiscal 1995. This increase can be attributed to increased market penetration resulting from the expansion of the PLATO Education sales force and new products.

Aviation Training revenues for the third quarter of fiscal 1996 were impacted by the deferral of training purchase decisions by various airlines. A significant portion of the decrease in third quarter revenues can be attributed to a decline in low margin hardware sales.

GROSS PROFIT:

Gross profit for the third quarter of fiscal 1996 increased by $2,348,000 or 33% to $9,422,000 as compared to $7,074,000 for the third quarter of fiscal 1995. This increase was due principally to PLATO Education revenue growth and a favorable mix of courseware revenues. The Company's gross margin was 83% for the third quarter of fiscal 1996 as compared to 79% for the third quarter of fiscal 1995. Increased courseware revenues and declining low margin hardware revenues resulted in an improvement in gross margins for the third quarter of 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the third quarter of fiscal 1996 increased by $1,954,000 or 41% to $6,721,000 as compared to $4,767,000 for the third quarter of fiscal 1995. This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the growth in sales volume and the planned expansion of the sales and service organization.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the third quarter of fiscal 1996 increased by $169,000 or 14% to $1,404,000 as compared to $1,235,000 for the third quarter of fiscal 1995. This increase was due principally to increased PLATO Education customer support expense as a result of increased revenue levels and the broadening customer base.

OPERATING INCOME:

Operating income was $1,297,000 for the third quarter of fiscal 1996 as compared to $1,072,000 for the third quarter of fiscal 1995.

INTEREST EXPENSE:

Interest expense for the third quarter of fiscal 1996 was $154,000 as compared to $191,000 for the third quarter of fiscal 1995. Increased interest due to a higher level of borrowings under the Company's revolving loan agreement during the third quarter of fiscal 1996, was more than offset by increased capitalized interest costs related to product development.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

FIRST NINE MONTHS FISCAL 1996 COMPARED TO FIRST NINE MONTHS FISCAL 1995

REVENUES:

Total revenues for the nine months ended July 31, 1996 of $24,551,000 increased by $3,976,000 or 19% as compared to $20,575,000 for the comparable period in 1995.

The following table highlights the significant growth in PLATO Education courseware revenues (in 000's):

                                                            PLATO
                                                           EDUCATION      AVIATION TRAINING       TOTAL NINE
                                                          NINE MONTHS        NINE MONTHS            MONTHS
                                                     -----------------   -----------------   -----------------
                                                      1996      1995      1996      1995      1996      1995
                                                    -------   -------   -------   -------   -------   -------
 Courseware license and support                     $18,607   $13,269   $ 2,847   $ 2,671   $21,454   $15,940
 Hardware, third party courseware and other           2,876     3,030       221     1,605     3,097     4,635
                                                    -------   -------   -------   -------   -------   -------
     Total revenues                                 $21,483   $16,299   $ 3,068   $ 4,276   $24,551   $20,575
                                                    -------   -------   -------   -------   -------   -------
                                                    -------   -------   -------   -------   -------   -------

PLATO Education revenues of $21,483,000 for the first nine months of fiscal 1996 increased by $5,184,000 or 32% as compared to revenues of $16,299,000 for the first nine months of fiscal 1995. PLATO Education courseware license and support revenues for the first nine months of fiscal 1996 increased 40% over the comparable period last year. This increase can be attributed to increased market penetration resulting from the expansion of the PLATO Education sales force and new products.

Aviation Training courseware revenues for the first nine months of fiscal 1996 of $2,847,000 increased 7% over the first nine months of fiscal 1995. This increase was offset by a decrease in low margin hardware revenue for Aviation Training for the first nine months of fiscal 1996 compared to the same period in fiscal 1995.

GROSS PROFIT:

Gross profit for the first nine months of fiscal 1996 increased by $4,942,000 or 31% to $20,726,000 as compared to $15,784,000 for the first nine months of
fiscal 1995.   This increase was due principally to PLATO Education revenue growth and a favorable mix of courseware revenue. The Company's gross margin was 84% for the first nine months of fiscal 1996 as compared to 77% for the first nine months of fiscal 1995. Increased courseware revenues and a decline in hardware revenues resulted in a significantly improved gross margin for the first nine months of fiscal 1996.

PLATO Education gross margin for the first nine months of fiscal 1996 was 86% compared to 83% for the first nine months of fiscal 1995. Aviation Training gross margin was 75% for the first nine months of fiscal 1996 compared to 53% for the same period in fiscal 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first nine months of fiscal 1996 increased by $5,295,000 or 40% to $18,419,000 as compared to $13,124,000 for the first nine months of fiscal 1995. This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the growth in sales volume and the planned expansion of the sales and service organization.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first nine months of fiscal 1996 increased by $360,000 or 10% to $3,841,000 as compared to $3,481,000 for the first nine months of fiscal 1995. This increase was due principally to increased PLATO Education customer support expense of $329,000 or 28% due to increased revenue levels and the broadening customer base.

OPERATING LOSS:

The operating loss was $1,534,000 for the first nine months of fiscal 1996 as compared to $821,000 for the first nine months of fiscal 1995. The nine month loss reflects the impact of a traditionally lower level of revenue in the first nine months of the Company's fiscal year, as well as the absorption of an increased fixed base of sales and marketing costs related to PLATO Education's expansion.

INTEREST EXPENSE:

Interest expense for the first nine months of fiscal 1996 was $550,000 as compared to $300,000 for the first nine months of fiscal 1995. Interest expense increased due to a higher level of borrowings under the Company's revolving loan agreement during the first nine months of fiscal 1996. In addition, the sale of certain installment receivables at a discount resulted in the recognition of interest expense in the second quarter of fiscal 1996 (see Note 2 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $89,000, net accounts receivable of $18,672,000, and its line of credit. The Company has total installment receivables of $11,165,000 at July 31, 1996, of which $8,299,000 are due within one year and are included in net accounts receivable. During the quarter ended April 30, 1996, the Company sold certain installment receivables for net cash proceeds of approximately $599,000 (see Note 2 of Notes to Consolidated Financial Statements).

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
- --------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Net cash used in the Company's operating activities was $4,352,000 in the first nine months of fiscal 1996 as compared to $4,963,000 in the first nine months of fiscal 1995. Cash flows from operations were used principally to fund the Company's working capital requirements as it continues to grow by investing in new products and expanding its PLATO Education sales and service organization. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide borrowings up to a maximum of $11,500,000 through October 31, 1996 and $10,000,000 thereafter. At July 31, 1996, borrowings of $8,233,000 were outstanding at a weighted average interest rate of 9.2%.

The Company's net cash used in investing activities in the first nine months of fiscal 1996 was $720,000 for capital expenditures.

Net cash provided by financing activities in the first nine months of fiscal 1996 was $5,026,000 which primarily represents borrowings under the Company's line of credit and proceeds from the issuance of common stock.

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.            Description of Exhibits
              -----------            -----------------------

                  11             Statement Regarding Computation
                                   of Per Share Income (Loss)

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended July 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 1996


                                  TRO LEARNING, INC.


                                  By  /s/ William R. Roach
                                      ------------------------------------------
                                      William R. Roach
                                      Chairman of the Board, President and Chief
                                      Executive Officer
                                      (principal executive officer)


                                      /s/ Sharon Fierro
                                      ------------------------------------------
                                      Sharon Fierro
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Secretary
                                      (principal financial officer)


                                      /s/ Mary Jo Murphy
                                      ------------------------------------------
                                      Mary Jo Murphy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer
                                      (principal accounting officer)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 1996.

                                  TRO LEARNING, INC.


                                  By
                                      ------------------------------------------
                                      William R. Roach
                                      Chairman of the Board, President and Chief
                                      Executive Officer
                                      (principal executive officer)


                                      ------------------------------------------
                                      Sharon Fierro
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Secretary
                                      (principal financial officer)


                                      ------------------------------------------
                                      Mary Jo Murphy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer
                                      (principal accounting officer)