Form 10-K405
period 1996-10-31
TRO LEARNING INC
filed 1997-01-29
CIK 893965

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K

(Mark One)
 X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---         EXCHANGE ACT OF 1934.

                 For the fiscal year ended October 31, 1996
                                      or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---         EXCHANGE ACT OF 1934.


         For the transition period from ____________ to ____________

                       Commission File Number 0-20842
                                              -------

                             TRO Learning, Inc.
                   --------------------------------------
           (Exact name of Registrant as specified in its charter)


Delaware                                                              36-3660532
--------                                                              ----------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                          Identification Number)

1721 Moon Lake Blvd., Suite 555   Hoffman Estates, IL                      60194
-----------------------------------------------------                      -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:                (847)781-7800
                                                                   -------------


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
              Title of each class      on which registered
              -------------------      -------------------
              None                     None


Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, Par Value $.01 Per Share
             ------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements
for the past ninety days.  Yes  X    No
                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The number of shares of Registrant's common stock, par value $.01 per share, outstanding as of January 3, 1997: 6,178,880 shares. The aggregate market value of common stock (based on closing price on January 3, 1997) held by non-affiliates of the Registrant was approximately $43,685,000.

Index for exhibits is located on page 56.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 25, 1997 (the "1997 Proxy Statement") is incorporated herein by reference in Part III of this Form 10-K. Pursuant to Regulation 14A under the Securities Exchange Act of 1934, the 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS
         --------

GENERAL:

TRO Learning, Inc. (the Company) is the leading developer and marketer of microcomputer-based, interactive, self-paced instructional and testing systems used in a wide variety of adult settings. Offering comprehensive educational courseware specifically designed for young adult and adult learners, the Company's PLATO-Registered Trademark- Learning Systems are marketed to middle schools and high schools, community colleges, job training programs, correctional institutions, government-funded programs, and corporations. The Company's TRO Aviation Training systems are marketed to airlines worldwide for use by commercial airline pilots, maintenance crews, and cabin personnel.

COMPANY HISTORY:

The Company was incorporated in July 1989 as Edu Corp., and in October 1992 it changed its name to TRO Learning, Inc. The Company's wholly-owned operating subsidiary is The Roach Organization, Inc. (TRO). TRO has two wholly-owned subsidiaries, one in Canada, TRO Learning (Canada), Inc., and one in the United Kingdom, TRO Learning (U.K.) Ltd.

In September 1989, the Company acquired most of the assets of Control Data Corporation's (Control Data) computer-based education, training and testing business. Under the Company's senior management team, the marketing focus of the business was redirected from sales of hardware and data processing services to the delivery of solution-oriented courseware and training services to education providers in a wide variety of settings. In addition, the Company initiated a new business strategy of developing a library of courseware to market to commercial airlines. The Company made significant additional investments in organizational infrastructure and personnel for sales and marketing. At the same time, the Company reduced general and administrative expenses through implementation of cost controls and streamlined operations. The Company also made substantial investments in the development and introduction of new products and services, as well as the enhancement of its existing courseware for education and training applications.

During fiscal 1992, the Company discontinued two businesses, the NASD testing center business and the end user computer training distribution business. In addition, in September 1993, the Company entered into a Certification and Testing Services Agreement with Sylvan Learning Systems (SLS), whereby SLS agreed to assume and perform the Company's rights and obligations under its Certification and Testing Services contracts. See Note 8 of Notes to Consolidated Financial Statements.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

COMPANY STRATEGY:

The Company's strategy is to address the needs of adult and young adult learners by providing a broad range of interactive, multimedia, self-paced educational and training courseware delivered on personal computers. The critical elements of the Company's business strategy are as follows:

TARGET ADULT AND YOUNG ADULT MARKET OPPORTUNITIES. The Company targets growing market niches that serve adult and young adult learners rather than pre-school and elementary school-aged children. These market niches, including the corporate workplace environment, have specific educational and training requirements that can be addressed by the Company's computer-based products and services. The Company's courseware incorporates themes and graphic images appropriate to adult and young adult learners.

PROVIDE COMPREHENSIVE, SOLUTION-ORIENTED COURSEWARE AND SERVICES. Drawing upon its extensive library of computer-based courseware, the Company's education and training specialists work closely with clients to design a program of instruction which meets their specific educational and training needs. The Company offers its products in modular form and flexible formats that can be tailored to a wide variety of applications.

EMPHASIZE SALES OF HIGH MARGIN COURSEWARE. Since the acquisition from Control Data in 1989, the Company has redirected the marketing focus of the business from hardware and data processing services, which have generally experienced declining profit margins, to solution-oriented education and training courseware and services which generate higher profit margins and greater opportunities for growth.

COMMITMENT TO ON-GOING COURSEWARE DEVELOPMENT AND SUPPORT. Since the acquisition, the Company has made substantial investments in developing and enhancing courseware for education and training applications and is committed to maintaining a diverse and comprehensive curriculum. The Company uses the design and structural advantages inherent in its proprietary software development systems to design and produce new courseware and services to meet the changing needs of its clients and prospects.

INTERNET/INTRANET DELIVERY:

The Company is focused on developing the broadest delivery system for its instructional management system and courseware library. The rapid acceptance and worldwide accessibility of the Internet offers the potential of just-in-time learning and expanded access to PLATO education and training products. Internet delivery is also very supportive of the sales and marketing focus on

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

INTERNET/INTRANET DELIVERY, CONTINUED

organizations providing a wide range of education and training services throughout the community. Corporations and many of the larger school districts and training organizations have developed intranets to share information and communication. The expanding availability of intranets offers a platform for the delivery and distribution of education and training across the organization to any location. With the availability of high-speed telecommunications links between facilities, intranets are a very powerful delivery system for PLATO education and training.

MARKET OVERVIEW:

Many competitive, social, and political trends over the past few years have led to significant demand for technology-based education and training:

     - Identification by numerous government and private studies that basic skills and training deficiencies are a major threat to American industry's ability to achieve its goals and compete internationally. This trend has been accompanied by increased governmental and private-sector spending on basic skills and job skills training.

     - In industry, pressure to improve cost-efficiency and access to training and education has led to a willingness to adopt non-traditional training methods.

     - The acceleration of technological changes requires ongoing workforce retraining and skills enhancement.

     - Widely reported declines in standardized test scores and an increased demand by states and school districts for measurable results of such programs has increased concern over training and educational program effectiveness.

     - Legislative initiatives and governmental mandates (such as welfare, prison reform, and regulatory requirements in the aviation industry) has increased the demand for education and training outside traditional educational settings.

     - Dramatic improvements in the price and performance of hardware has made it feasible for more institutions to purchase microcomputers of adequate power to deliver effective educational and training courseware products.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

MARKET OVERVIEW, CONTINUED

     - Advances in instructional design, programming, and presentation technologies have made it possible to develop courseware and software cost-effectively.

     - The development of multimedia software has heightened the interest in education and training, both for business and education as well as for the consumer market.

A prominent example of these trends is the PLATO Learning System, which combines extensive courseware and curriculum management software with networked hardware and system management software. The Company believes sales will grow at a faster rate in the adult and young adult markets than in the traditional primary school markets. The adult and young adult segments of the education markets are receiving increased levels of funding as schools, government, and private sector programs seek to reduce school drop-out rates and to provide basic skills and education. Further, private sector employers have begun to provide their employees with remedial and basic literacy skills training as well as specific job-related training. The Company believes there is significant growth potential in this market sector.

The demand for pilot and other airline personnel training is driven by several factors, including new aircraft acquisition, retrofitting existing equipment, and cross-training on various types of equipment. The Federal Aviation Administration (FAA) and foreign government regulators, as well as competitive factors, require commercial pilots and other flight personnel to be certified on new and upgraded equipment. Technological advances in aircraft, new aircraft acquisitions, and personnel promotions create an ongoing demand for high quality, standardized, flexible, and cost-effective training. Retrofitting existing aircraft to update equipment and to meet new regulatory requirements creates further industry need for training pilots, maintenance and in-flight personnel.

The Company uses microcomputer-based educational technology to address these trends. This technology offers a number of advantages in both traditional and non-traditional educational settings, including self-pacing, interactive instruction, standardized curricula, individual tailoring of programs, remote service delivery, scheduling flexibility, and ready measurement of performance providing instantaneous student feedback. In addition, educational technology enables instructors to manage curricula and provide individualized tutoring rather than provide the same instruction for all students.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES:

The Company develops and markets microcomputer-based, interactive, self-paced instructional and testing systems. The Company also delivers its PLATO Education courseware products to customers over the Internet or intranets. Although the design and specific features of a system depend upon the particular needs of each client, a learning system typically includes a library of educational courseware, instruction management software, a delivery system, and consulting services. The Company provides educational courseware and services to middle and high schools, community colleges, job training programs, correctional institutions, and similar government-funded training programs, as well as to private industry. It also provides pilot, maintenance, in-flight services and safety training to the aviation industry, using courseware developed by the Company covering the principal portion of the modern fleet of Boeing, Airbus, Fokker, Saab, Canadair Regional Jet and BAe Jetstream Limited aircraft, as well as MD-80 maintenance training for the McDonnell-Douglas aircraft.

In general, the PLATO Learning System offers educators an effective supplement or alternative to traditional, instructor-led education. A typical learning system installation consists of 10 to 30 workstations, educational courseware, management software, and hardware and typically sells for $50,000 to $200,000. PLATO Learning Systems are currently installed at over 3,400 sites with an aggregate of approximately 39,000 workstations. The Company's PLATO clients include New York City Board of Education; State of Tennessee Board of Regents; California Department of Corrections; Montana Department of Corrections; AT&T; Abbott Laboratories; Honeywell; Georgia Pacific; Kimberly-Clark; Printpack; Saturn; USAA; Siemens; Bethlehem Steel; Houston Community College; Victoria Independent School District; Garland Independent School District; Dayton Public Schools; Polk County Schools; Glendale Union High School District; Weber County Schools; New Hampshire Technical College System; Florida Correctional Educational School Authority; and Open Learning Agency (Canada).

The Company's Aviation Training systems address the training needs of the aviation industry. In fiscal 1996, the Company's average training system sale was approximately $300,000. The Company has installed Aviation Training systems at over 80 sites worldwide with an aggregate of more than 1,350 workstations. The Company's Aviation Training system clients include United, American, Northwest, Lufthansa, All Nippon, SAS, Garuda, Singapore, Olympic, KLM, Flight Safety International, Crossair, Kuwait, Air China, China Eastern, Malaysia, Alitalia, GAMCO, Gulf Air, LOT Polish Airlines, Turkish Airlines, Malev, TransAsia, ANK, Asiana, Cathay Pacific, British Aerospace and the CAA. In fiscal 1996, the Company derived approximately 52% of its Aviation Training revenues from sales to non U.S.-based air carriers. See Note 9 to Notes to Consolidated Financial Statements for information relating to sales by geographic areas.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

COURSEWARE:

The PLATO Learning System courseware library has over 5,000 hours of on-line instruction, including in excess of 3,300 lessons and 8,500 objectives. PLATO offers a comprehensive curriculum developed specifically for adult and young adult learners. The Company's aviation courseware library consists of over 1,200 hours of on-line instruction and simulation of aviation related training topics. This curriculum, consisting of over 60 comprehensive courses, covers a principal portion of the complete line of modern aircraft manufactured by Boeing, Airbus, Fokker, Canadair Regional Jet, and Saab, as well as some of the McDonnell Douglas aircraft. In addition to pilot transition training, the Company has an extensive line of in-flight services and safety and survival courses, one maintenance training program, and air traffic control training programs. The following tables set forth the current PLATO curriculum and aviation courseware.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

           PLATO LEARNING SYSTEM COURSEWARE AND SOFTWARE OFFERINGS


PLATO COURSEWARE:                       THIRD PARTY COURSEWARE:
----------------                        ----------------------

COMMUNICATION                           Reading Horizons
Reading 1 and 2                         Mindplay Writing Series
Writing Series                          English Discoveries (ESL)
Communication                           Projects for the Real World
Reading for Information                 Job Skills for the Real World
Writing in the Workplace                Basic Skills for the Real World
Advanced Reading Strategies             Rediscover Science 6 - 9 and 9 - 12
                                        Towards Algebra
MATHEMATICS                             Business Software Training Series
Math Fundamentals                       Substances Abuse Series
Math Fundamentals (Spanish Edition)     Blueprint Reading
Applied Math                            Mastering Geometric Dimensioning and
Data Skills                               Tolerancing
Pre-Algebra                             Technical Skills Series
Beginning, Intermediate and             Health, Safety and Environmental Series
   Advanced Algebra                     Ultrakey Keyboarding
Beginning and Intermediate Algebra
   (Spanish Edition)                    PLATO SOFTWARE PRODUCTS
Geometry and Measurement 1 and 2        PLATO Curriculum Manager
Trigonometry                            PLATO Pathways Instructional Management
Calculus 1 and 2                          System for Windows
                                        PLATO Remote Administration
SCIENCE                                 PLATO Records Transfer and Consolidation
Science Fundamentals                      Utility
Chemistry 1 and 2                       PCD3 Authoring System
Physics 1 and 2                         PLATO S.T.A.R.

SOCIAL STUDIES
Social Studies

TECHNOLOGY
Quality Fundamentals

LIFE SKILLS
Life and Job Skills
Parenting Skills

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

COURSEWARE, Continued

                               TRO AVIATION COURSEWARE

FLIGHT                                     IN-FLIGHT SERVICES
------                                     ------------------
Airbus:   A300-600                         747-400 Transition Training
          A310                             Basic Service
          A320                             Key Position
          A321                             Recurrent Emergency Training
          A320 FMGS LOFT Trainer           757 Transition Training
          A330                             Cocktail Services
          A340                             In-flight/Postflight Responsibilities
Boeing:   737-200 to 737-300 Differences   Preflight Responsibilities
          737-300/400/500                  New Tech Cart
          737-300 FMGS LOFT Trainer*       Single Aisle Cabin and Galley Systems
          747-400                          767 Cabin and Galley Systems
          747-400 Systems Simulations      747 Equipment and Systems
          747-400 Freighter Differences    DC-10 Cabin and Galley Systems*
          757                              Purser Control Center (PCC)
          757/767 FMGS LOFT Trainer        Cabin Intercom Data Systems (CIDS)
          767
Canadair: Regional Jet*                    SYSTEMS AND OPERATIONS
Fokker:   F50                              Traffic Collision and Avoidance
                                             (TCAS) Systems
          F100                             Category (CAT) II & III Operations
Saab:     2000*                            North Atlantic Navigation
          2000 FMGS LOFT Trainer*          South Atlantic Navigation
                                           KNS 660 Area Navigation
MAINTENANCE TRAINING                       International Flight Operations
McDonnell-Douglas:  MD-80                  Head Up Guidance System (HUGS)*
Jet Aircraft Maintenance Fundamentals*     ACARS*
Ramp Services                              ETOPS*
A340 CMCS Simulation                       Aircraft Performance*
B747-400 CMS Simulation                    Collins 4200 PMS*
                                           Navigation Trainer*
GENERAL AVIATION
Beech Baron                                SAFETY AND SURVIVAL
Beech Bonanza F33 and A36                  First Aid*
Piper Arrow                                General Safety and Emergency*
Piper Cheyenne IIIA                        A320 Safety and Emergency*
PPL/CPL Curriculum                         A 340 Safety and Emergency*
                                           767 Safety and Emergency*
                                           Dangerous Goods*
                                           Airline Security*
                                           Basic Cabin Crew Courses*

                                           AIR TRAFFIC CONTROL
                                           CAA NERC System
________________________                   Central Flow Management
* in development

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

PLATO COURSEWARE AND SOFTWARE:

Each PLATO course teaches a set of skills which has been defined in terms of measurable performance. The course teaches the skill through a progression of tutorials and practice lessons with diagnostic feedback. Learners have access to assessments which target instruction. After each sequence of tutorial and practice, a test follows which verifies the learner's achievement. The PLATO Curriculum Manager (described below) can identify the specific skills each individual learner needs to master, and prescribe instruction the student needs. Teachers can adapt PLATO courseware to their own lesson plans because of its modular design. While PLATO can be used effectively with minimal teacher support, the Company believes that the greatest learning gains are achieved when teachers use PLATO to transform their role in the classroom from mere information presenter to that of tutor, manager, and counselor.

PLATO courseware is correlated to many national standardized tests. Increasingly, educators are being judged according to their students' progress as measured by a number of these tests. Product correlation, therefore, has become an important factor in how educators evaluate the usefulness and effectiveness of an integrated learning system and its courseware. Some of the major standardized tests to which PLATO courseware is closely aligned are:

Adult Basic Literacy Exam (ABLE)       Comprehensive Adult Student Assessment
American College Test (ACT)              System (CASAS)
California Achievement Test (CAT)      General Education Development Exam (GED)
California Basic Education Skills
  Test (CBEST)                         Scholastic Aptitude Test (SAT)
Canadian Adult Achievement Test
  (CAAT)                               Test of Achievement and Proficiency (TAP)
                                       Test of Adult Basic Education (TABE)

An independent evaluation conducted comparing PLATO computer-based education with traditional classroom instruction showed that PLATO computer-based education resulted in 10% greater learning gains with approximately half the instruction time. In addition, surveys and third party evaluations have shown that learners prefer PLATO over conventional classroom instruction because it is success-oriented, places the learner in control, does not waste time, sustains interest, supports learning on demand, and is private.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

PLATO COURSEWARE AND SOFTWARE, Continued

In late 1992, the Company undertook major upgrades and enhancements to its products. The new PLATO products represent a significant redesign of the Company's core PLATO curricula. Completed in 1995, the new PLATO products have four major elements:

INSTRUCTIONAL IMPROVEMENTS. Hundreds of instructional improvements have been incorporated throughout the lessons based on learner and client feedback and subject-matter expert input. The new PLATO courseware is fully compatible with the existing PLATO curriculum structure so that learners encounter a smooth transition from old to new.

A NEW USER INTERFACE. Streamlined screens and graphically-based function buttons that can be activated by either the keyboard or mouse improve learner interaction and control and give PLATO courseware a new look and feel.

A NEW GRAPHIC LOOK. New graphics in the new PLATO products are instructionally integrated and visually appealing to our target audience of young adult and adult learners. The graphics were carefully designed and created to contribute to the instructional objectives and to enhance the learning experience. Animation and color combine to make the new PLATO products what the Company believes to be the premier computer-based instructional system on the market today.

NEW INSTRUCTOR OPTIONS. New features have been added that allow instructors to easily preview and review all aspects of each lesson, including a review of all questions. This "page down" mode will be extremely helpful in facilitating instructor familiarization with PLATO lessons.

Building on an excellent foundation, these new features significantly enhance and further improve the effectiveness and acceptance of PLATO. In 1995 and 1996, the Company completed the development of a major new program designed to enhance the foundation skills of workers in support of the high performance workplace required by business and industry to be competitive in today's global economy. PLATO-Registered Trademark- WorkSkills focuses on developing the reading, math, writing, and communication skills necessary for worker success, using a series of skill-building lessons structured in skill levels to accommodate the different competencies necessary to perform specific job functions. The PLATO WorkSkills curricula have broad applicability in the school and job training markets as well, fully complementing the core PLATO courseware library. The development of PLATO WorkSkills was the result of extensive consultation with a wide range of large and small companies representing many business sectors, as well as with state and local secondary and adult

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

PLATO COURSEWARE AND SOFTWARE, Continued

educators, both individually and through an advisory group process. The new curricula will further enhance the Company's leadership position in the education and training market.

TRO AVIATION COURSEWARE:

Substantially all of the Aviation Training library of courseware was developed over the last six years. This courseware offers a high-quality, cost-effective method of meeting the training requirements imposed by regulatory bodies and is perceived as desirable for competitive reasons. The courseware can also be modified to accommodate different equipment configurations and is customized to individual airline operating policies.

Currently, development is underway on a number of new courses, including the Saab 2000, Canadair Regional Jet, BAe Jetstream Limited, Jet Aircraft Maintenance Fundamentals, Safety and Emergency, LOFT trainers for B737 and Saab aircraft and various small systems courses. The Company continues to update and enhance its courseware for flight crew training for a significant portion of the modern fleet manufactured by Boeing, Airbus, and Fokker, in-flight services training for cabin crews, and technical service and repair modules for aircraft maintenance personnel.

Each aviation course provides detailed tutorials covering the various systems found in the aircraft. In addition to the tutorials, competency-based drill and practice procedure simulations provide the students with a realistic, interactive, criterion-referenced training environment. Within the Company's flight crew courses, cockpit performance objectives are taught through high fidelity graphics and the use of a high resolution monitor. Digital audio provides supplementary information and allows the duplication of oral warnings and other audio messages found in the actual aircraft. Students learn system operation, malfunction procedures, and aircraft performance in a highly realistic training environment. Students interact directly with the training materials, practicing aircraft procedures by the use of touch screens. The realism of the courseware is designed to provide a high degree of skill transfer from the training environment to the actual operation of the aircraft.

Aviation flight courseware is structured for training flight crews for a specific aircraft type. These flight courses take approximately 35 to 55 hours to complete. A typical airline will conduct ground school training using the courses for 14 days. The course generally constitutes the trainee's first step of training. Because the high definition graphics provide a realistic environment, the controls look familiar when the trainee enters a flight simulator or aircraft.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

INSTRUCTION MANAGEMENT SOFTWARE:

Both the Company's aviation and PLATO courseware are managed by sophisticated computer-based software called the Curriculum Manager. It provides an effective means of monitoring learner progress and recording and reporting performance data. The Curriculum Manager provides access to courseware as well as administrative control of the integrated learning system, and gives instructors the flexibility to design customized learning paths to meet individual learner needs, program objectives and/or alignments. Through the Curriculum Manager, courseware can be presented as published or restructured to correspond to specific program requirements or teaching strategies. Instructors also have the flexibility to customize the criteria for learner access and mastery of courses. The Curriculum Manager also allows learners to work on their individual lesson plans while other learners are working independently on the system. Learners are not required to be assigned a specific workstation on the network since the system identifies them from their sign-on and password.

The Company has just completed the development of a new, state-of-the-art, highly sophisticated Windows-based instructional management system, PLATO-Registered Trademark- Pathways, that will replace the current DOS-based Curriculum Manager for systems that support the Windows operating system. PLATO Pathways incorporates a new, easy to use graphical user interface to allow administrators and instructors to create customized learning paths and monitor student progress. A new suite of reports, including graphical and comparative reports, have been designed into the new system. PLATO Pathways includes step by step help sequences to guide administrators and instructors to perform specific functions easily. Because PLATO Pathways is Windows based, third-party programs compatible with MS DOS-TM- or MS Windows 3.x-TM- or Windows-TM- 95 can be integrated easily into lesson plans to enhance the learning process.

DELIVERY SYSTEMS:

The PLATO delivery system is configured to use personal computers (PC's) running MS-DOS-TM- or MS-Windows/DOS-TM-. While the PLATO system can run on a stand-alone PC with a CD-ROM drive, the vast majority of installations use a local area network (LAN) with a file server computer and from 10 to 30 workstation PC's. The PLATO system may be physically housed in a single room or laboratory setting or dispersed among several rooms within a building or buildings in a campus setting. Additionally, PLATO LAN-based systems may be configured with remote administration software enabling any number of distant learning locations and workstations to be connected to a central site via telecommunications software and hardware. Courseware is stored on the file server

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

DELIVERY SYSTEMS, Continued

on a high speed hard disk or, for single PC's and CD-ROM server networks, on a CD-ROM. The students access the file server through the LAN and the network software accesses the courseware as needed. The instructor can monitor the system and the students via any workstation or using a dedicated administrator's workstation, printing test results or other data on a network printer.

A typical Aviation Training system is configured to use 486 and Pentium-TM-personal computers with 20 inch, high resolution, touch sensitive monitors and digital audio. While the Aviation Training courseware can be delivered on a stand-alone PC, most installations use a LAN running on Novell NetWare-TM-consisting of a file server computer, an administrator's workstation, and from two to 20 user workstations. The Company's Aviation Training systems are designed for maximum flexibility and employ industry standard hardware and operational software for compatibility, ease of maintenance and ease of expansion.

PLATO ON THE INTERNET/INTRANET:

During 1996, the Company initiated a project to develop the capability to deliver the PLATO courseware library over the Internet. The initial implementation of the system was piloted in Tennessee in partnership with Tennessee Tomorrow, Inc., a public private partnership involved with economic development. The test included delivery to medium and large businesses and community training organizations in the state. In addition to delivery via the Internet, the Company has successfully piloted this system on several client Intranets.

Based on the positive results of the Tennessee pilot, the Company began development of a new platform for the delivery of PLATO courseware via the Internet. The new platform includes a Windows based learning folder that allows seamless access to both local computer and World Wide Web based learning resources. The product includes delivery of the PLATO library over the Internet using the new PLATO Pathways instructional management system, access to Web links and off line resources, and discussion groups. Program coordinators, who manage learner activity, have special access to new web- based tools for creating and managing learner activity, managing discussion groups and generating administrative reports on learner usage and progress. In addition, provisions have been made for adding third-party Web and non-Web based products to enhance the breadth and scope of the learning experience.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCTS AND SERVICES, CONTINUED

CONSULTING SERVICES:

Pre-sale and post-sale support services provided by the Company's education specialists assist in the successful implementation of the Company's programs. Education specialists help clients to prepare the site for the installation of the computer hardware and software, monitor the actual installation process, and provide on-site consultation and training for lab managers, instructors and administrators in the use and integration of courseware within their programs. The Company's education specialists maintain ongoing contact with each client, providing consultative and support services to ensure the success of their programs.

SALES AND MARKETING:

The Company's strategy is to use its own sales force in North America and the U.K. In Aviation Training, the Company utilizes agents in many foreign countries to supplement its marketing service and support activities. The Company has established exclusive distribution agreements with distributors experienced in education product distribution in the following countries:
Singapore, Malaysia, Korea, Taiwan, United Arab Emirates, Brunei, Panama, Costa Rica and South Africa. The Company targets potentially large and high growth market niches to which the Company's existing and future products can be effectively sold. The Company's marketing and sales efforts are designed to increase market penetration and reinforce the Company's reputation for product quality, customer satisfaction, and service.

As of October 31, 1996, 72 account managers in the U.S. and in Canada are responsible for PLATO system sales and for maintaining an active relationship with both current and potential clients. Sixty education specialists are responsible for training clients and implementing PLATO Learning Systems. The Company plans to continue to expand its sales and service organization in 1997 to approximately 80 account managers and 70 education specialists.

Beginning in fiscal 1996, as a strategy to extend PLATO Education's sales and marketing reach to smaller educational institutions and businesses, the Company entered into contracts with organizations that form consortiums to take advantage of volume buying power. Through these consortium arrangements, the Company is able to leverage the consortium sponsor's endorsement of PLATO products to its members and offer PLATO courseware at a discount based upon large volume commitments. The Company will recognize revenue under consortium arrangements principally as courseware is delivered.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

SALES AND MARKETING, CONTINUED

In addition, as a strategy to extend PLATO Education's sales and marketing reach to businesses and other constituencies served by community colleges, the Company enters into contracts with PLATO Education Partners (PEP's).
Under these arrangements, the PEP's, principally community colleges, market PLATO courseware and consulting services to small and medium sized businesses within the local community to meet the education and training needs of their employees. Within this strategy, the Company has also identified other organizations as Internet Marketing Partners to specifically market licenses for delivery of PLATO over the Internet. When the PEP commits to a minimum level of purchases of PLATO licenses or usage over a period of time, the Company expects generally to recognize revenue ratably over the contract term.

The Company is also pursuing marketing relationships with Internet providers to make available the PLATO courseware library to consumers and businesses. The Company expects to recognize revenue from such sales principally as usage occurs.

The Company reaches potential clients and reinforces its market image by attending and making presentations at national, regional and state conventions and conferences, sponsoring instructional and teaching seminars, and publicity in trade journals. It conducts extensive direct mail and telemarketing campaigns to targeted prospects within each market segment to secure leads and promote increased awareness of the Company and the PLATO courseware. In addition, the Company has developed and maintains a comprehensive web site on the Internet's World Wide Web, which allows for the dissemination of news and information about the Company's products, services, and clients.

The Company has relationships with many industry associations, such as the American Association of Community and Junior Colleges, the National Alliance of Business, and the Corrections Education Association. Additional marketing activities to promote the effectiveness of PLATO products to potential clients include the publication of formal evaluation data, program and application reports, and the distribution of press/news releases to appropriate sources.

The Company's Aviation Training products and services are marketed directly to airlines and training centers around the world through account managers based in Minneapolis and in London. Sales regions for the consolidated U.S. and U.K. operations include North America, South America, Asia/Pacific, Europe, Africa, and the Middle East. The Company participates in the major international air shows.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

SALES AND MARKETING, CONTINUED

In addition to direct sales activities, the Company markets to its prospective aviation clients by direct mail, including publication and distribution of its AVIATION NEWSLETTER and AVIATION PRODUCT UPDATE. Major trade publications also include articles about the Company's Aviation Training products and services. These publications are effective in reinforcing the Company's position as one of the leaders in aviation training.

COMPETITION:

In all of its markets, the Company competes primarily against more traditional methods of education and training. Such methods are principally live classroom instruction. The Company has seen increased acceptance of multimedia-based, computer-aided methods of training and education due to, among other reasons, their flexibility, cost-efficiency, and demonstrated effectiveness.

Within the education and training services market, the Company competes primarily on the basis of the depth and recognized quality of its courseware and its ability to deliver a flexible, cost-effective, and customized solution to a client's education and training needs on a timely basis. Based on recent competitive situations in which the Company has participated, the Company believes that product depth, quality, and effectiveness are more important competitive factors than price.

Within the academic computer-based education market, the Company competes most directly with other learning system providers, including Viacom and Jostens Learning. While these companies are focused primarily on the elementary school market, they compete to some degree with the Company in the adult and young adult market. Although Viacom is significantly larger than the Company, PLATO courseware offers a comprehensive curriculum developed specifically for adult and young adult learners. In the post-secondary and training markets there are many regional and specialized competitors.

The Company's competition in computer-based aviation training services comes from three distinct sources: airframe manufacturers, airlines' internal training departments, and other computer-based training companies. Major airframe manufacturers such as Airbus, Boeing, and McDonnell-Douglas occasionally provide their own training programs with the purchase of the aircraft. Often, airlines accept these courses because they are included in the purchase price of the aircraft.

Internal training departments of airlines also compete with the Company's Aviation Training services. The Company believes that airlines have developed their own training programs because the quality of the training provided by the airframe manufacturers has been inconsistent. Internally

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

COMPETITION, CONTINUED

developed programs vary from stand-up instruction, to slide, audio and video tape, and computer-aided training programs. Large airlines, for example, American Airlines and Delta Airlines, have significant internal resources to develop courseware. The Company's major external competitor for Aviation Training services is Attachematc Corporation. The majority of this competitor's courseware, which is principally owned by third parties and marketed by Attachematc, uses older technology and was developed in a lower resolution than the Company's courseware.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

The technological aspects of product development, maintenance, and client support are in many ways similar for all of the Company's products. The Company's product development and customer support group currently consists of over 93 full-time employees based in the U.S. and 27 employees based in the United Kingdom.

The Company's product development and systems development group develops, enhances, and maintains the courseware, curriculum management software, and delivery system platforms employing a rigorous multi-phased product development methodology and process management system. While based on both classical instructional design concepts and models, as well as traditional systems development management techniques, the product development methodology has been constructed to specifically address the creation of individualized, learner-controlled, interactive instruction using the full multimedia capabilities of today's personal computing and other related technologies. The integral quality control and assurance mechanisms and procedures of the development methodology enhance the instructional effectiveness and content integrity of the resulting product. They also help to ensure that the most appropriate and highest quality production values are achieved in the development of all software graphics, audio, video, and text.

Central to the courseware development process are three proprietary software tools: the PLATO instructional management system, PLATO PATHWAYS - designed for system control, the tracking and reporting of student performance and administration; MICRO PLATO AUTHORING SYSTEM (MPAS) - software used in the enhancement and maintenance of existing PLATO courseware; and PLATO CURRICULUM DESIGN, DEVELOPMENT AND DELIVERY (PCD3) SYSTEM - a proprietary yet flexible MS-DOS-TM- based development tool.

The Company is soon to release its first major new PLATO Education product specifically developed for Windows. The Advanced Reading Strategies (ARS) course has been developed with the Company's new WinPLATO architecture using the Asymetrix ToolBook Author system. Five

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT, CONTINUED

new Windows courses for the education and workplace environments are planned for 1997.

The Company's technical support group provides a full range of support services in an effort to ensure a client's satisfaction with the quality and effectiveness of its products and services. In addition, staff engineers continuously evaluate and recommend new technology that not only improves system performance and capability, but also reduces cost. Before release, each individual product undergoes a series of separate tests before it is approved and made available for client use.

The Company does not develop any operating system software, as distinct from its courseware products, nor does it manufacture any hardware components. The Company assembles ("integrates") standard hardware components and off-the-shelf software products into an appropriately configured platform for the Company's proprietary courseware and management system which is then integrated and fully tested for 24 to 48 hours under normal operating conditions.

Full-time professionals, with general technical expertise and extensive operational knowledge of the Company's products, provide pre-sales technical consultation and support to the Company's field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals also consult and coordinate with the client, account manager, and installation team regarding site preparation, schedule system installation and confirm full acceptance.
They also monitor client satisfaction, maintenance, and other support requirements.

All manufacturers' warranties are passed through to the Company's clients. After the warranty periods are over, the Company offers maintenance contracts through third-party service organizations. The Company contracts with outside vendors, primarily BancTec Services Corp., for hardware installation and maintenance services for its client sites. In addition, the Company distributes a limited amount of third-party courseware and also purchases various off-the-shelf software and hardware products from Novell, Microsoft, and other vendors.

The Company provides its clients with a 24-hour, toll-free, problem resolution and support "hotline" service. Through the use of a remote diagnostics tool and on-line access to the Company's "Client Profile" database, full-time client support specialists can address client issues and successfully resolve most problems during the initial call. Depending on the nature of the problem, the hotline staff may dispatch a service engineer to the client site, document the problem and refer it to the appropriate specialist for resolution, or call for immediate on-line support from more senior technical personnel.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT, CONTINUED

The Company has supplier relationships with several hardware and software vendors. Although these relationships are important to the Company, management believes that, in the event that such products or services were to cease to be available, alternative sources could be found on terms acceptable to the Company.

PROPRIETARY RIGHTS:

The Company regards its courseware and software as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, license and distribution agreements, employee and third-party non-disclosure agreements, and other methods to protect its proprietary rights. The Company owns the federal registration of the PLATO trade-mark. In addition, in 1989 Control Data assigned to the Company federally-registered copyrights in the PLATO courseware. The Company has not recorded the assignment of these copyrights because it believes the additional statutory rights resulting from recordation are not necessary for the protection of the Company's rights therein. The Company has federal copyrights in all PLATO and aviation courseware produced since 1989. The Company has not applied for trademark registration at the state level, but has instead relied on its federal registrations and state common law rights to protect its proprietary information. The Company has registered trademarks in the United States and overseas for PLATO. The Company regards these registrations as material to its business. The Company licenses some courseware and software from third-party developers and incorporates them into the Company's courseware offerings and integrated learning systems.

Pursuant to a settlement agreement entered into in October 1992, the Company has granted certain limited courseware and software licenses to Drake and Control Data Systems, Inc. (CDSI). The licenses will permit Drake and CDSI to market certain earlier versions of portions of the PLATO courseware in
certain specified situations.   The Company believes that the limited
licenses granted to Drake and CDSI will have no material adverse impact on its future business.

BACKLOG:

The Company's backlog consists of orders for the delivery of goods and services in future periods. The total Company backlog was approximately $17.5 million at October 31, 1996 and $8.8 million at October 31, 1995. The backlog for PLATO and Aviation Training was $14.2 million and $3.3 million, respectively, at October 31, 1996. From time to time, the Company may have longer-term contracts in its backlog for the delivery of both Aviation Training as well as PLATO Learning

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS, CONTINUED
         --------

BACKLOG, CONTINUED

Systems. At October 31, 1996, approximately $4.2 million of such orders (included in the foregoing backlog figure at October 31, 1996) are expected to be delivered subsequent to fiscal 1997.

CYCLICALITY:

The Company's quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures, and promotional programs. In addition, certain of the Company's PLATO Education and Aviation Training clients experience cyclical variations in funding which can impact the Company's revenue patterns. The Company's quarterly revenues can also fluctuate based upon spending patterns, budget cycles, and the fiscal year ends of these clients. The Company historically has experienced higher levels of revenues in its fourth fiscal quarter.

EMPLOYEES:

As of October 31, 1996, the Company employed 351 people on a full-time basis, including 93 in product development and operations, 195 in sales and marketing, 35 in technical support, and 28 in finance and administration.

ITEM 2.  FACILITIES

The Company leases approximately 50,000 square feet of office and warehouse space in Edina and Bloomington, Minnesota for its corporate headquarters and 5,400 square feet of office space for its executive offices in Hoffman Estates, Illinois. The Company's Canadian subsidiary leases 2,700 square feet for its principal offices in Toronto, and the United Kingdom subsidiary occupies 8,000 square feet in Berkshire, England. The Company also maintains sales offices in Dallas, Houston, San Antonio and Texarkana, Texas; Skippack, Pennsylvania; Alexandria, Virginia; Huntington Beach and Newport Beach, California; Norcross, Georgia; Westport, Connecticut; Lenexa, Kansas; Chicago, Illinois; Nashville, Tennessee; and Charlotte, North Carolina. In Canada, the Company maintains offices in Vancouver, British Columbia; Bedford, Nova Scotia; Winnipeg, Manitoba; and Edmonton, Alberta.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 2.  FACILITIES, CONTINUED

The leases for the Company's offices in Edina and Bloomington, Minnesota expire March 31, 1998 and the lease for the executive offices in Hoffman Estates, Illinois expires August 31, 2000. See Note 6 of Notes to Consolidated Financial Statements.

The Company's leased facilities are adequate to meet its business requirements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company are as follows:


William R. Roach                            Chairman of the Board, President
                                            and Chief Executive Officer
G. Thomas Ahern                             Vice President, U.S. Sales, PLATO
                                            Education
Sharon R. Fierro                            Senior Vice President, Chief
                                            Financial Officer, Treasurer
                                            and Secretary
Wellesley R. Foshay                         Vice President, Quality Assurance
                                            and Standards
Michael A. Hill                             Senior Vice President, Sales &
                                            Marketing, PLATO Education
David H. LePage                             Vice President, Systems
                                            Development, Client  Support and
                                            Operations
Mary Jo Murphy                              Vice President, Corporate
                                            Controller and Chief Accounting
                                            Officer
John Murray                                 Vice President, Product Development
Carl Thompson                               Vice President, Aviation Sales and
                                            Operations

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED

Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

William R. Roach, age 56, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding in 1989. Prior to founding the Company, from 1987 to 1988, Mr. Roach was President and Chief Executive Officer of Applied Learning International, Inc. (ALI), a training and education company and successor to Advanced Systems, Inc. (ASI), and a Director and Senior Vice President of ALI's parent, National Education Corporation
(NEC). From 1981 to 1987, Mr. Roach was the Chief Executive Officer of ASI, a New York Stock Exchange listed training and education company which was acquired by NEC in 1987. After leaving ALI in 1988, Mr. Roach led a group of investors in pursuing an acquisition in the field of training and education.

G. Thomas Ahern, age 38, has served in his present capacity as Vice President, U.S. Sales, PLATO Education since December 1992. Previously, he was Regional Vice President, Sales for the Company since its founding in 1989. From January 1989 to September 1989, Mr. Ahern was National Sales Manager for the training and education group of Control Data Corporation, a computer hardware, software and data services company.

Sharon R. Fierro, age 43, has served in her present capacity since January 1993. She joined the Company in 1989 as Vice President, Chief Financial Officer and Treasurer. From 1988 to 1989, Ms. Fierro was Controller for the Central Region of Wang Laboratories, Inc., a computer hardware company. Previously, Ms. Fierro held the position of Corporate Controller and Chief Accounting Officer with ALI, ASI and Playboy Enterprises, Inc. Ms. Fierro, a Certified Public Accountant, was formerly an Audit Manager for Ernst & Young.

Wellesley R. Foshay, Ph.D., age 49, has served as Vice President, Quality Assurance and Standards since the Company's founding in 1989. From 1987 to 1989, Dr. Foshay was Senior Director, Quality Assurance, Standards and Training for ALI.

Michael A. Hill, age 50, has served as Senior Vice President, Sales and Marketing, PLATO Education, since April 1996. Previously, he was Vice President, PLATO Education Sales and Marketing and has held various sales management positions with the Company since November 1989. From April 1989 to November 1989, Mr. Hill was Eastern Regional Manager for Learning Tree International, a leading provider of instructor-led technical training. From 1987 to 1989, he was Regional Vice President, Central Region for ALI.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED

David H. LePage, age 50, has served in his present capacity, Vice President, Systems Development, Client Support and Operations, since the Company's founding in 1989. From 1972 to 1989, Mr. LePage was General Manager, Systems Development and Technical Support for the training and education group of Control Data Corporation.

Mary Jo Murphy, age 40, joined the Company in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

John Murray, age 41, joined the Company in 1989 as Managing Director of the United Kingdom subsidiary. He has held his current position, Vice President, Product Development, since April 1996. From November 1994 to March 1996, Mr. Murray was Vice President, Aviation Sales and Operations. He served as Vice President, Eastern Aviation Sales and Operations, from 1991 to 1994. From 1986 to 1989, Mr. Murray was Manager of Training Systems Group for Control Data Limited.

Carl E. Thompson, age 33, has served in his present capacity as Vice President, Aviation Sales and Operations and Managing Director of the United Kingdom Aviation Training subsidiary since April 1996. From November 1994 to March 1996 has was General Manager of the U.K. subsidiary. From May 1993 to October 1994 he was Manager - Customer Support, of Aviation Training. Prior to joining TRO, Mr. Thompson was Business Manager for CSS Limited, a computer services company.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION:

The Company's common stock is publicly traded over-the-counter under the NASDAQ National Market System symbol, TUTR.

High and low bid quotation for each quarter during the years ended October 31, 1996 and 1995, under the NASDAQ National Market System were as follows:



                                           Fiscal 1996
                          ----------------------------------------------
                           First         Second       Third       Fourth
                          -------        ------       ------      ------
                 High      16-3/4           17        19-3/4      19-1/2

                  Low     5-15/16           10        12-3/8      14-1/4

                                           Fiscal 1995
                          ----------------------------------------------
                          First         Second        Third       Fourth
                          -------        ------       ------      ------
                 High       7-3/8        7-1/4        7-3/4       10-1/2

                  Low       3-3/4            5            4        5-1/2

Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions.

HOLDERS:

There were approximately 3,500 stockholders of record as of January 3, 1997 (includes individual participants in security position listings).

DIVIDENDS:

The Company has not declared or paid dividends on its common stock. The Company's ability to pay dividends is restricted by its revolving loan agreement with Sanwa Business Credit Corporation (see Note 3 of Notes to Consolidated Financial Statements). While future dividend payments are at the discretion of the Board of Directors, the Company is growth-oriented and there is no present intention to pay a cash dividend on its common stock.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share data)


                                                       Year Ended October 31,
                                           --------------------------------------------------
                                            1996       1995       1994       1993      1992
                                           -------    -------    -------    ------    -------
Income Statement data:
 Revenues by product line:
  PLATO Education .......................  $36,980    $30,613    $22,591    $17,333   $14,006
  Aviation Training .....................    4,425      6,724      5,774      9,200     8,858
                                           -------    -------    -------    ------    -------
 Total revenues .........................   41,405     37,337     28,365     26,533    22,864
 Gross profit ...........................   35,192     29,669     22,587     21,419    16,978
 Selling, general and  administrative
  expenses ..............................   27,537     19,027     15,494     11,144     9,135
 Product development and customer
  support ...............................    5,307      4,487      7,515      4,671     4,238
 Restructuring charges and other ........       --         --        800         --      (130)
 Operating income (loss) ................    2,348      6,155     (1,222)     5,604     3,735
 Interest expense .......................     (723)      (300)      (344)      (102)     (557)
 Provision (credit) for income taxes ....      564      2,157       (533)     1,950     1,206
 Income (loss) from continuing
  operations ............................      982      3,752       (889)     3,785     2,158
 Income (loss) from discontinued
  operations ............................       --         --     (1,250)      (738)      320
Per share of common stock
 (Pro forma basis for 1993 and 1992):
 Income (loss) from continuing
  operations ............................     0.15       0.60      (0.14)      0.63      0.48
 Income (loss) from discontinued
  operations ............................       --         --      (0.20)     (0.12)     0.07
 Net income .............................     0.15       0.60       0.53       0.76      0.86
Balance Sheet data:
 Total assets ...........................   42,327     33,660     26,931     21,312     9,717
 Long-term debt .........................       --         --         --         --     4,271

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The Company is the leading developer and marketer of microcomputer-based, interactive, self-paced instructional and testing systems used in a wide variety of adult settings. Offering comprehensive educational courseware specifically designed for young adult and adult learners, the Company's PLATO-Registered Trademark- Learning Systems are marketed to middle schools and high schools, community colleges, job training programs, correctional institutions, government-funded programs, and corporations. The Company's TRO Aviation Training systems are marketed to airlines worldwide for use by commercial airline pilots, maintenance crews, and cabin personnel.

FISCAL 1996 COMPARED TO FISCAL 1995:

REVENUES:

Total revenues of $41,405,000 for 1996 increased by $4,068,000 or 11% as compared to $37,337,000 in 1995. The following highlights the growth in PLATO Education revenues (in 000's):

                                             PLATO Education   Aviation Training       Total Year
                                            -----------------   ----------------   ------------------
                                             1996      1995      1996      1995      1996      1995
                                            -------   -------  -------    ------   --------   -------
Courseware license and support              $31,252   $25,612   $4,183    $4,599    $35,435   $30,211
Hardware, third party courseware and other    5,728     5,001      242     2,125      5,970     7,126
                                            -------   -------  -------    ------   --------   -------
Total revenues                              $36,980   $30,613   $4,425    $6,724    $41,405   $37,337
                                            -------   -------  -------    ------   --------   -------
                                            -------   -------  -------    ------   --------   -------

As summarized in the above table, PLATO Education revenues of $36,980,000 for fiscal 1996 increased by $6,367,000 or 21% as compared to 1995. This increase can be attributed to increased market penetration resulting from the expansion of the PLATO Education sales force and new products.

Aviation Training revenues of $4,425,000 decreased by $2,299,000 or 34% from the prior year, due principally to a decline in low margin hardware sales, reflecting the Company's focus on the sale of high margin courseware products. The decline in Aviation Training courseware revenues reflects a general weakness in the aviation industry.

The Company's quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures and promotional programs. The Company historically has experienced significantly higher levels of revenues in its fourth fiscal quarter.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FISCAL 1996 COMPARED TO FISCAL 1995, CONTINUED

GROSS PROFIT:

Gross profit for 1996 increased by $5,523,000 or 19% to $35,192,000 as compared to $29,669,000 for 1995. This increase was due principally to PLATO Education revenue growth and a favorable mix of courseware revenue. The Company's gross margin was 85% for 1996 as compared to 79% for 1995. Increased courseware revenues and a decline in hardware revenues resulted in a significantly improved gross margin for 1996.

PLATO Education gross margin for 1996 was 86% compared to 84% for 1995. Aviation Training gross margin was 76% for 1996 compared to 57% for 1995.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for 1996 increased by $8,510,000 or 45% to $27,537,000 as compared to $19,027,000 for 1995. PLATO Education sales and marketing expenses, including commissions, increased $6,264,000, principally as a result of the growth in sales volume and the planned expansion of the sales and service organization. In addition, in the fourth quarter of 1996, the Company recorded a provision for doubtful accounts of approximately $1,700,000.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for 1996 increased by $820,000 or 18% to $5,307,000 as compared to $4,487,000 for 1995. Product development expense of $2,947,000 increased by $366,000, or 14%, as a result of increased Aviation Training product development spending as well as a slight increase in PLATO Education spending. During fiscal 1996, the Company developed a new, state-of-the-art, Windows-based instructional management system that will replace the current DOS-based curriculum manager for systems that support the Windows operating system. These costs were offset by a decrease in spending due to the completion of the PLATO WorkSkills curricula.
 Customer support expense for PLATO Education of $2,097,000 increased by $438,000, or 26%, as a result of increased revenue levels and the broadening customer base.

OPERATING INCOME:

Operating income for 1996 was $2,348,000 as compared to $6,155,000 for 1995. This decline was due primarily to PLATO Education increased revenues and gross profit being more than offset by increased sales and marketing and customer support expenses.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FISCAL 1996 COMPARED TO FISCAL 1995, CONTINUED

INTEREST EXPENSE:

Interest expense was $723,000 for 1996 as compared to $300,000 for 1995. Interest expense increased due to a higher level of borrowings under the Company's revolving loan agreement during 1996. In addition, the sale of certain installment receivables at a discount resulted in the recognition of interest expense in the second quarter of fiscal 1996 (see Note 2 of Notes to Consolidated Financial Statements).

FISCAL 1995 COMPARED TO FISCAL 1994:

REVENUES:

Total revenues for 1995 increased by $8,972,000 or 32% to $37,337,000 as compared to $28,365,000 in 1994. PLATO Education revenues of $30,613,000 for 1995 increased by $8,022,000 or 36% from the prior year. This growth is attributable to increased market penetration resulting principally from the expansion of the PLATO Education sales force. Sales volume has increased due to increased sales force productivity, the continued acceptance of the PLATO Basic and Advanced Skills curricula in traditional and new markets, as well as the introduction of the new PLATO WorkSkills curricula. Aviation Training revenues of $6,724,000 increased by $950,000 or 16% from the prior year.
This increase reflects a slight improvement from the conditions experienced in this marketplace in 1994.

The Company's quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures and promotional programs. The Company historically has experienced significantly higher levels of revenues in its fourth fiscal quarter.

GROSS PROFIT:

Gross profit for 1995 increased by $7,082,000 or 31% to $29,669,000 as compared to $22,587,000 for 1994. This increase was principally due to revenue growth. The Company's gross margin was 79% for 1995 as compared to 80% for 1994.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FISCAL 1995 COMPARED TO FISCAL 1994, CONTINUED

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for 1995 increased by $3,533,000 or 23% to $19,027,000 as compared to $15,494,000 for 1994. PLATO Education sales and marketing expenses, including commissions, increased $4,379,000, principally as a result of the growth in sales volume and the planned expansion of the sales and service organization. This increase was partially offset by a decrease in Aviation Training expenses.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for 1995 decreased by $3,028,000 or 40% to $4,487,000 as compared to $7,515,000 for 1994. This decrease was due principally to the completion of a major upgrade and enhancement of the PLATO Basic and Advanced Skills curricula, the costs of which were expensed in 1994. The PLATO Education product development costs incurred in fiscal 1994 and prior represented costs for the development of current generation products, including upgrades and enhancements. All such costs are expensed as incurred. In 1995, the costs associated with the development of a new generation product, PLATO WorkSkills, were capitalized. Such costs are being amortized on a straight-line basis over three years. The PLATO WorkSkills curricula addresses the new workplace market as well as certain education markets, particularly high schools and colleges which are increasingly focusing on career preparation.

Customer support expense for PLATO Education of $1,659,000 increased by $527,000, or 47%, as a result of increased revenue levels and the broadening customer base.

OPERATING INCOME (LOSS):

Operating income for 1995 was $6,155,000 as compared to the operating loss of $1,222,000 for 1994. This improvement was due primarily to PLATO Education increased revenues and gross profit, and decreased product development expense, offset by increased sales and marketing expenses. The operating results also reflect the positive impact of the restructuring of the Aviation Training operations in the first quarter of fiscal 1995. As a result of this action, the Company reduced its fiscal 1995 operating expenses by approximately $1,400,000 when compared to the prior year.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES:

As of October 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $475,000, net accounts receivable of $24,163,000 and its line of credit. The Company has total installment receivables of $14,932,000 at October 31, 1996, of which $13,023,000 are due within one year and are included in net accounts receivable. The increase in accounts receivable and installment receivables of $5,445,000 is a function of the growth in revenues as well as an increase in deferred payment terms offered to customers. These deferred billings more closely align customer billings
with their funding cycles.   During the year ended October 31, 1996, the
Company sold certain installment receivables for net cash proceeds of approximately $599,000 (see Note 2 of Notes to Consolidated Financial Statements).

Net cash used in the Company's operating activities was $4,223,000 in 1996, $4,782,000 in 1995, and $5,241,000 in 1994. Cash flows from operations were used principally to fund the Company's working capital requirements as it continues to grow by investing in new products and expanding its PLATO Education sales and service organization. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide borrowings up to a maximum of $10,000,000.
Substantially all of the Company's assets are pledged as collateral under the agreement. Borrowings are limited by the available borrowing base, as defined, consisting primarily of certain accounts receivable and inventory. The agreement, dated August 2, 1995, has a three-year commitment with an option to extend for an additional two years. Interest is payable at the prime rate plus 1.5%, or the LIBOR rate plus 3.25%, as determined by the Company, and a commitment fee is payable based on the unused portion of the line. The agreement provides for financial covenants which require a minimum level of operating profit and a minimum liabilities to equity ratio. The Company did not comply with the financial covenant requiring a minimum level of operating profit for the year ended October 31, 1996. On January 23, 1997, the loan agreement was amended to waive compliance with such covenant for the period ending October 31, 1996. There are also restrictions on dividends, investments, additional indebtedness, and the sale of assets, as defined in the agreement. At October 31, 1996, borrowings of $8,612,000 were outstanding at a weighted average interest rate of 8.9%. The Company had sufficient collateral as of October 31, 1996 to borrow up to the maximum line of credit. (See Note 3 of Notes to Consolidated Financial Statements).

In January 1997, the Company amended its revolving loan agreement to provide for a maximum $12,500,000 line of credit from January 6, 1997 through March 15, 1997 to meet its working capital needs. Effective March 15, 1997, the maximum line of credit under this agreement is reduced to

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

$10,000,000. The Company is currently reviewing financing alternatives to meet its short and long-term needs.

The Company's net cash flow used in investing activities was $1,020,000 in 1996, principally for capital expenditures. The Company's net cash flow provided by investing activities was $1,557,000 in 1995 and $3,905,000 in 1994, principally from the sale of marketable securities to fund working capital needs. The Company's capital expenditures totaled $1,033,000, $668,000 and $1,210,000 in 1996, 1995 and 1994, respectively. At October 31,
1996, the Company had no material commitments for capital expenditures.

The Company's net cash flow provided by financing activities was $5,429,000 in 1996, and $3,319,000 in 1995, principally from borrowings under the line of credit. In 1994, the Company's net cash flow provided by financing activities was $89,000.

Realization of net deferred tax assets recorded is dependent upon the Company earning approximately $20 million of taxable income in future years. Management believes that existing levels of pretax earnings are sufficient to generate this level of income. In prior years, the primary differences between pre-tax earnings for financial reporting purposes and taxable income for income tax purposes included revenue recognition, the capitalization of product development costs and various reserves. Net operating loss carryforwards do not start expiring until 2004.

From time to time, the Company evaluates making acquisitions of products or businesses that complement the Company's core business. The Company has no present understandings, commitments, or agreements with respect to any material acquisitions of other businesses, products, or technologies. However, the Company may consider and acquire other complementary businesses, products, or technologies in the future.

The Company maintains adequate cash reserves, short-term investments and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements.

                             TRO LEARNING, INC.
                                  FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART I
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     Page
                                                                                    ------
(a)(1)   Consolidated Financial Statements:
         Report of Independent Accountants ......................................      35
         Consolidated Balance Sheets as of October 31, 1996 and 1995 ............      36
         Consolidated Statements of Income for the years ended
         October 31, 1996, 1995 and 1994 ........................................      37
         Consolidated Statements of Stockholders' Equity for the years ended
         October 31, 1996, 1995 and 1994 ........................................      38
         Consolidated Statements of Cash Flows for the years ended
         October 31, 1996, 1995 and 1994 ........................................      39
         Notes to Consolidated Financial Statements .............................     40-49
(2)      Consolidated Financial Statement Schedule for the years ended
         October 31, 1996, 1995 and 1994:
         Report of Independent Accountants on Consolidated Financial Statement
           Schedule .............................................................      53
         Schedule II. Valuation and Qualifying Accounts and Reserves ............      54

All other schedules called for under Regulation S-X are not submitted because they are not applicable, or not required; or because the required information is not material or is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
  Board of Directors
TRO Learning, Inc.


We have audited the accompanying consolidated balance sheets of TRO Learning, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRO Learning, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in fiscal 1994.





                                       COOPERS & LYBRAND L.L.P.


Chicago, Illinois
December 23, 1996, except for
Note 3, for which the date is
January 23, 1997

                      TRO LEARNING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                            October 31,
                                                                                      ----------------------
                                                                                        1996          1995
                                                                                      ---------    ---------
                        ASSETS

Current assets:

  Cash and cash equivalents .......................................................... $   475      $   231

  Accounts receivable, less allowances of $510 and $584, respectively ................  24,163       17,603

  Inventories ........................................................................   1,097        1,045

  Prepaid expenses and other current assets ..........................................   1,051          934
                                                                                      ---------    ---------
      Total current assets ...........................................................  26,786       19,813

Equipment and leasehold improvements, less accumulated depreciation
  of $3,250 and $2,479, respectively .................................................   1,368        1,341

Product development costs, less accumulated amortization of $680 and $84,
  respectively .......................................................................   5,528        2,767

Deferred tax asset ...................................................................   5,906        5,575

Other assets .........................................................................   2,739        4,164
                                                                                      ---------    ---------
                                                                                       $42,327      $33,660
                                                                                      ---------    ---------
                                                                                      ---------    ---------
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable ...................................................................  $2,588       $2,247

  Accrued employee salaries and benefits .............................................   3,079        2,469

  Accrued liabilities ................................................................   3,705        3,281

  Revolving loan .....................................................................   8,612        3,448

  Deferred tax liability .............................................................   1,845          950

  Deferred revenue ...................................................................   1,137        1,066
                                                                                      ---------    ---------
      Total current liabilities ......................................................  20,966       13,461


Deferred revenue, less current portion ...............................................     296          152

Other liabilities ....................................................................     253          545

Stockholders' equity:

  Common stock, $.01 par value, 25,000 shares authorized; 6,190 shares issued and
    6,167 shares outstanding in 1996; 6,100 shares issued and 6,072 shares
    outstanding in 1995 ..............................................................      62           61

  Paid in capital ....................................................................  21,634       21,345

  Accumulated deficit ................................................................    (443)      (1,425)

  Treasury stock at cost, 23 and 28 shares, respectively .............................    (208)        (183)

  Foreign currency translation adjustment ............................................    (233)        (296)
                                                                                      ---------    ---------
      Total stockholders' equity .....................................................  20,812       19,502
                                                                                      ---------    ---------
                                                                                       $42,327      $33,660
                                                                                      ---------    ---------
                                                                                      ---------    ---------

                 See Notes to Consolidated Financial Statements

                      TRO LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                                   Year Ended October 31,
                                                                          ---------------------------------------
                                                                            1996           1995            1994
                                                                          ---------      ---------      ---------
Revenues by product line:

  PLATO Education .....................................................    $36,980        $30,613        $22,591

  Aviation Training ...................................................      4,425          6,724          5,774
                                                                          ---------      ---------      ---------
    Total revenues ....................................................     41,405         37,337         28,365

Cost of revenues ......................................................      6,213          7,668          5,778
                                                                          ---------      ---------      ---------
    Gross profit ......................................................     35,192         29,669         22,587
                                                                          ---------      ---------      ---------
Operating expenses:

  Selling, general and administrative expense .........................     27,537         19,027         15,494

  Product development and customer support ............................      5,307          4,487          7,515

  Restructuring charges ...............................................      ---            ---              800
                                                                          ---------      ---------      ---------
    Total operating expenses ..........................................     32,844         23,514         23,809
                                                                          ---------      ---------      ---------
      Operating income (loss) .........................................      2,348          6,155         (1,222)

Interest expense ......................................................       (723)          (300)          (344)

Interest income and other expense, net ................................        (79)            54            144
                                                                          ---------      ---------      ---------
      Income (loss) from continuing operations before income taxes ....      1,546          5,909         (1,422)

Provision (credit) for income taxes ...................................        564          2,157           (533)
                                                                          ---------      ---------      ---------
      Income (loss) from continuing operations ........................        982          3,752           (889)

Discontinued operations:

  Loss on disposal (net of tax benefit of $750 in 1994) ...............      ---            ---           (1,250)
                                                                          ---------      ---------      ---------
    Loss from discontinued operations .................................      ---            ---           (1,250)
                                                                          ---------      ---------      ---------
      Income (loss) before cumulative effect of change in
        accounting principle ..........................................        982          3,752         (2,139)

Cumulative effect of change in accounting for income taxes ............      ---            ---            5,500
                                                                          ---------      ---------      ---------
      Net income ......................................................       $982         $3,752         $3,361
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------
Income (loss) per  common and common equivalent share:

  Income (loss) from continuing operations ............................      $0.15          $0.60         $(0.14)

  Loss from discontinued operations ...................................      ---            ---            (0.20)
                                                                          ---------      ---------      ---------
  Income (loss) before cumulative effect of change in
    accounting principle ..............................................       0.15           0.60          (0.34)

  Cumulative effect of change in accounting for income taxes ..........      ---            ---             0.87
                                                                          ---------      ---------      ---------
    Net income ........................................................      $0.15          $0.60          $0.53
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------
  Weighted average common and common equivalent shares
    outstanding .......................................................      6,643          6,280          6,287
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------

                 See Notes to Consolidated Financial Statements

                      TRO LEARNING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                            Common Stock                                               Foreign
                                          -----------------                                            Currency         Total
                                                                 Paid in   Accumulated    Treasury    Translation    Stockholders'
                                          Shares     Amount      Capital     Deficit       Stock       Adjustment        Equity
                                          ------     ------      -------   -----------    --------    -----------    -------------
Balances, November 1, 1993 ............    6,033      $60        $21,203     $(8,538)        ---        $(386)           $12,339

  Net income ..........................     ---        ---          ---        3,361         ---          ---              3,361

  Exercise of stock options
    and warrants and shares
    issued under employee
    stock purchase plan ...............       40        1             88        ---          ---          ---                 89

  Changes in exchange rates ...........     ---        ---          ---         ---          ---          152                152
                                          ------     ------      -------   -----------    --------    -----------    -------------
Balances, October 31, 1994 ............    6,073       61         21,291      (5,177)        ---         (234)            15,941

  Net income ..........................     ---        ---          ---        3,752         ---          ---              3,752

  Exercise of stock options
    and shares issued under
    employee stock
    purchase plan .....................       27       ---            54        ---          ---          ---                 54

  Repurchase of shares ................      (28)      ---          ---         ---         (183)         ---               (183)

  Changes in exchange rates ...........     ---        ---          ---         ---          ---          (62)               (62)
                                          ------     ------      -------   -----------    --------    -----------    -------------
Balances, October 31, 1995 ............    6,072       61         21,345      (1,425)       (183)        (296)            19,502

  Net income ..........................     ---        ---          ---          982         ---          ---                982

  Exercise of stock options
    and shares issued under
    employee stock
    purchase plan .....................       99        1            289        ---           50          ---                340

  Repurchase of shares ................       (4)      ---          ---         ---          (75)         ---                (75)

  Changes in exchange rates ...........     ---        ---          ---         ---          ---           63                 63
                                          ------     ------      -------   -----------    --------    -----------    -------------
Balances, October 31, 1996 ............    6,167      $62        $21,634       $(443)      $(208)       $(233)           $20,812
                                          ------     ------      -------   -----------    --------    -----------    -------------
                                          ------     ------      -------   -----------    --------    -----------    -------------

                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Year Ended October 31,
                                                                                --------------------------------------
                                                                                  1996           1995           1994
                                                                                -------        -------        -------
Cash flows from operating activities:

  Net income .............................................................        $982         $3,752         $3,361
                                                                                -------        -------        -------
  Adjustments to reconcile net income to net cash used in operating activities:

    Cumulative effect of change in accounting for income taxes ...........         ---            ---         (5,500)

    Deferred income taxes ................................................         564          2,157         (1,283)

    Amortization of deferred revenue .....................................         ---           (251)          (773)

    Depreciation and amortization ........................................       1,466            807            500

    Disposal of fixed assets .............................................         180             41            ---

    Provision for doubtful accounts ......................................       2,120            300            ---

    Changes in assets and liabilities:

      Increase in accounts receivable ....................................      (8,680)        (6,153)        (2,889)

      (Increase) decrease in inventories .................................         (52)           141           (272)

      (Increase) decrease in prepaid expenses and other current
        and noncurrent assets ............................................       1,255         (1,746)        (1,175)

      Increase in product development costs ..............................      (3,356)        (2,851)           ---

      Increase (decrease) in accounts payable ............................         341            144           (575)

      Increase (decrease) in  accrued liabilities, accrued employee salaries
        and benefits and other liabilities ...............................         742           (522)         2,476

      Increase (decrease) in deferred revenue ............................         215           (601)           889
                                                                                -------        -------        -------
        Total adjustments ................................................      (5,205)        (8,534)        (8,602)
                                                                                -------        -------        -------
        Net cash used in operations ......................................      (4,223)        (4,782)        (5,241)
                                                                                -------        -------        -------
Cash flows from investing activities:

  Decrease in marketable securities ......................................         ---          2,225          5,115

  Proceeds from disposal of fixed assets .................................          13            ---            ---

  Capital expenditures ...................................................      (1,033)          (668)        (1,210)
                                                                                -------        -------        -------
    Net cash  provided by (used in) investing activities .................      (1,020)         1,557          3,905
                                                                                -------        -------        -------
Cash flows from financing activities:


  Net proceeds from short term borrowings ................................       5,164          3,448            ---

  Net proceeds from the issuance of common stock .........................         290             54             89

  Purchase of treasury stock .............................................         (25)          (183)           ---
                                                                                -------        -------        -------
    Net cash provided by financing activities ............................       5,429          3,319             89
                                                                                -------        -------        -------
Effect of foreign currency on cash .......................................          58            (63)           148
                                                                                -------        -------        -------
Net increase (decrease) in cash and cash equivalents .....................         244             31         (1,099)

Cash and cash equivalents at beginning of period .........................         231            200          1,299
                                                                                -------        -------        -------
Cash and cash equivalents at end of period ...............................        $475           $231           $200
                                                                                -------        -------        -------
                                                                                -------        -------        -------
Cash paid for interest expense ...........................................        $829           $293            $73


                 See Notes to Consolidated Fianancial Statements

                     TRO LEARNING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

TRO Learning, Inc. and its subsidiaries (the Company) develop and market microcomputer-based, interactive, self-paced instructional and educational systems. The Company markets such systems primarily to educational institutions and private industry.

PRINCIPLE OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of TRO Learning, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

THE USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Credit risk is minimized as a result of the large number of the Company's customers. The Company performs evaluations of its customers' credit worthiness and generally requires no collateral from its customers. Although many of the Company's educational customers are dependent upon various government funding sources, and are subject to non-appropriation of funds, the Company does not believe there is concentration of risk associated with any specific governmental program or funding source. As of October 31, 1996, the Company had no significant concentrations of credit risk.

CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such investments are carried at cost, which approximates fair value.

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist principally of goods purchased for resale.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations.

OTHER ASSETS:

Other assets include principally intangible assets and installment receivables with terms greater than one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company's debt is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

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

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PRODUCT DEVELOPMENT, ENHANCEMENT, AND MAINTENANCE COSTS, Continued

by the Company in establishing the marketability of its new courseware products to be sold, leased, or otherwise marketed are expensed as incurred. Once marketability has been established, costs incurred in the development of new generation courseware products are capitalized.

Amortization is provided over the estimated useful life of the new courseware products, generally three years, using the straight-line method. Amortization begins when the product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination.

INCOME TAXES:

Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized.

As of November 1, 1993, the Company recorded a tax benefit of $5,500,000, or $.87 per share, which represents the net increase to the deferred tax asset as of that date. This amount has been reflected in the consolidated statements of income as the cumulative effect of a change in accounting principle.

COMPUTATION OF INCOME (LOSS) PER SHARE:

Primary income (loss) per share is based upon the weighted average number of shares of common stock outstanding and, where dilutive, common equivalent shares from stock options (using the treasury stock method). Fully diluted income
(loss) per share is not presented since the results are equivalent to primary income (loss) per share.

FOREIGN CURRENCY TRANSLATION:

Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded in a separate component of stockholders' equity, foreign currency translation adjustment.

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

2.  ACCOUNTS RECEIVABLE:

Accounts receivable include installment receivables of $13,023,000 and $7,987,000 at October 31, 1996 and 1995, respectively. Installment receivables with terms greater than one year were $1,909,000 and $3,024,000 at October 31, 1996 and 1995, respectively, and are included in other assets on the consolidated balance sheets.

During the years ended October 31, 1996 and 1995, the Company sold certain installment receivables, on a non-recourse basis, to financial institutions. Approximately $735,000 and $1,081,000 of receivables were sold at their discounted present value of approximately $599,000 and $981,000 in fiscal 1996 and 1995, respectively, at an effective rate of 8.6% and 9.3%, respectively. The difference between the gross receivable amount and the proceeds has been recorded as interest expense in the consolidated statements of income.

3.  DEBT:

On August 2, 1995, the Company entered into a revolving loan agreement with Sanwa Business Credit Corporation which provided for a maximum line of credit of $10,000,000. In July 1996, the Company amended its revolving loan agreement to provide for a maximum $11,500,000 line of credit from August 1, 1996 through October 31, 1996 to meet its cyclical working capital needs. Effective November 1, 1996, the maximum line of credit is $10,000,000. Substantially all of the Company's assets are pledged as collateral under the agreement. Borrowings are limited by the available borrowing base, as defined, consisting primarily of certain accounts receivable and inventory. The agreement has a three-year commitment with an option to extend for an additional two years. Interest is payable at the prime rate plus 1.5% or the LIBOR rate plus 3.25%, as determined by the Company, and a commitment fee is payable based on the unused portion of the line. The agreement provides for financial covenants which require a minimum level of operating profit and a minimum liabilities to equity ratio.
The Company did not comply with the financial covenant requiring a minimum level of operating profit for the year ended October 31, 1996. On January 23, 1997, the loan agreement was amended to waive compliance with such covenant for the period ending October 31, 1996. There are also restrictions on dividends, investments, additional indebtedness, and the sale of assets, as defined in the agreement. At October 31, 1996, borrowings of $8,612,000 were outstanding at a weighted average interest rate of 8.9%. At October 31, 1995, borrowings of $3,448,000 were outstanding at an interest rate of 9.125%. The Company had sufficient collateral as of October 31, 1996 to borrow up to the maximum line of credit.

In January 1997, the Company amended its revolving loan agreement to provide for a maximum $12,500,000 line of credit from January 6, 1997 through March 15, 1997 to meet its working capital needs. Effective March 15, 1997, the maximum line of credit under this agreement is reduced to $10,000,000. The Company is currently reviewing financing alternatives to meet its short and long-term needs.

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

4.  INCOME TAXES:

The components of income (loss) from continuing operations before provision for income taxes are as follows (in thousands):

                                              Year Ended October 31,
                                      -------------------------------------
                                       1996           1995           1994
                                      ------         ------        --------
United States .....................   $2,066         $6,646          $(220)
Foreign ...........................     (520)          (737)        (1,202)
                                      ------         ------        --------
                                      $1,546         $5,909        $(1,422)
                                      ------         ------        --------
                                      ------         ------        --------

The provision (credit) for income taxes related to continuing operations consisted of (in thousands):

                                              Year Ended October 31,
                                      -------------------------------------
                                       1996           1995           1994
                                      ------         ------        --------
Current:
  Federal .........................     $703         $2,260           $(75)
  Foreign .........................     (178)          (269)          (408)
  State and local .................       39            166            (50)
                                      ------         ------        --------
                                        $564         $2,157          $(533)
                                      ------         ------        --------
                                      ------         ------        --------

The provision (credit) for income taxes for the years ended October 31, 1996, 1995 and 1994, differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) from continuing operations before income taxes. The principal reasons for the differences are as follows (in thousands):

                                                 Year Ended October 31,
                                          ------------------------------------
                                           1996          1995            1994
                                          ------       --------        -------
U.S. federal statutory rate at 34% .....   $525         $2,009          $(483)
State taxes, net of U.S. federal
  income tax ...........................     52            166            (50)
Other ..................................    (13)           (18)           ---
                                          ------       --------        -------
                                           $564         $2,157          $(533)
                                          ------       --------        -------
                                          ------       --------        -------

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

4.  INCOME TAXES, CONTINUED

At October 31, 1996, the Company had a federal net operating loss carryforward of $15,800,000 and a foreign net operating loss carryforward of $3,900,000. These net operating loss carryforwards do not start expiring until 2004.

The components of the deferred tax asset at October 31, are as follows (in thousands):

                                                          1996                          1995
                                                ------------------------      ------------------------
                                                Temporary         Tax         Temporary         Tax
                                                Difference      Effected      Difference      Effected
                                                ----------      --------      ----------      --------
Current:
  Revenue recognition ........................   $(8,285)       $(3,065)       $(2,793)       $(1,034)
  Accrued liabilities and reserves ...........     3,297          1,220            228             84
                                                ----------      --------      ----------      --------
    Total current deferred tax liability .....    (4,988)        (1,845)        (2,565)          (950)
                                                ----------      --------      ----------      --------
Long-term:
  Net operating loss carryforwards ...........    18,516          6,851         13,116          4,853
  Product development expense recognition ....    (2,668)          (987)         1,131            419
  Discontinued operations reserve ............     1,000            370          1,606            594
  Equipment basis difference .................       646            239            698            258
  Revenue recognition ........................    (1,024)          (379)        (1,572)          (581)
  Other ......................................      (356)          (188)            87             32
                                                ----------      --------      ----------      --------
    Total long-term deferred tax asset .......    16,114          5,906         15,066          5,575
                                                ----------      --------      ----------      --------
                                                 $11,126         $4,061        $12,501         $4,625
                                                ----------      --------      ----------      --------
                                                ----------      --------      ----------      --------

Management has not recorded a valuation allowance against deferred tax assets as a result of expected future taxable income.

5.STOCK OPTIONS:

The Company has adopted stock option plans that authorize the granting of options to directors, officers, and key employees to purchase unissued common stock of the Company subject to certain conditions, such as continued employment. The option price is equal to the fair market value of the Company's common stock at the date of grant. Such options become exercisable ratably over three years and expire ten years from the date of grant. These plans authorize the granting of options to purchase up to 1,254,000 shares of common stock.

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

5.  STOCK OPTIONS, CONTINUED


                                               OUTSTANDING OPTIONS
                                     ---------------------------------------
                                       NUMBER       PRICE         AGGREGATE
                                      OF SHARES     RANGE           PRICE
                                     ----------   -----------     ----------
Balance, November 1, 1993 ..........   587,000    $   03-8.00     $2,989,000
  Options granted ..................   135,000      8.00-8.25      1,113,000
  Options terminated ...............    (7,000)      .83-8.25        (48,000)
  Options exercised ................    (2,000)           .83         (2,000)
                                     ----------   -----------     ----------
Balance, October 31, 1994 ..........   713,000       .03-8.25      4,052,000
  Options granted ..................   259,000      4.38-8.31      1,758,000
  Options terminated ...............   (16,000)      .83-8.25        (64,000)
  Options exercised ................   (19,000)       .74-.83        (15,000)
                                     ----------   -----------     ----------
Balance, October 31, 1995 ..........   937,000       .03-8.31      5,731,000
  Options granted ..................   196,000     8.00-17.50      2,589,000
  Options terminated ...............   (21,000)      .83-8.31       (145,000)
  Options exercised ................   (96,000)      .74-8.31       (275,000)
                                     ----------   -----------     ----------
Balance, October 31, 1996 .......... 1,016,000    $ .03-17.50     $7,900,000
                                     ----------   -----------     ----------
                                     ----------   -----------     ----------

At October 31, 1996 and 1995, options to purchase 693,000 and 581,000 shares of common stock were exercisable, respectively.

6.    COMMITMENTS:

The Company leases its production, sales and administration facilities. Commitments for future minimum rental payments under noncancelable leases for the next five years ending October 31, are as follows (in thousands):

                        1997 ..................... 1,297
                        1998 ....................... 822
                        1999 ....................... 469
                        2000 ....................... 179
                        2001 ........................ 16

Certain of these leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Rent expense totaled $1,413,000, $1,251,000, and $1,473,000 for the years ended October 31, 1996, 1995, and 1994, respectively.

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

6.  COMMITMENTS, CONTINUED

In September 1995, the Company entered into a product distribution agreement for exclusive rights to market and distribute certain products to be bundled with the Company's PLATO products. In consideration for this license, the Company agreed to pay royalties through October 31, 1997. There is a minimum royalty guaranteed for sales of the product for the period November 1, 1996 through October 31, 1997. Payments of $800,000 are due no later than June 30, 1997.

In April 1995, the Company entered into an agreement for rights to distribute certain products. In consideration for this license, the Company agreed to pay royalties through April 1997. The minimum guaranteed royalty payment of $750,000 is due no later than April 1997. The agreement was amended in December 1996 to extend the period of contract through April 30, 1999. For each of the two years ended April 30, 1998 and 1999, the guaranteed minimum royalty is $625,000. Revenue from the sale of these products is recognized when the products are delivered to the customer, at which time costs are accrued for the earned royalty.

7.  RESTRUCTURING CHARGES:

Restructuring charges of $800,000 for the year ended October 31, 1994, consisted principally of transition, severance, and facility downsizing costs associated with the consolidation of the Company's U.S. and U.K. Aviation Training operations.

8.  DISCONTINUED OPERATIONS:

Discontinued operations represent the Company's Certification and Testing Services business which was discontinued in fiscal 1993. In September 1993, the Company entered into a Certification and Testing Services Agreement with Sylvan Learning Systems, Inc. (SLS) whereby SLS agreed to assume and perform the Company's rights and obligations under its Certification and Testing Services
(CTS) contracts. The agreement provided for SLS to become a permitted assignee of, or party to, all CTS contracts or extensions or successor contracts. In consideration for the rights to the CTS contracts, SLS agreed to pay the Company a royalty on certain future contract revenues in excess of a specified minimum over the period from September 1993, through September 1997. In the event specified minimum contract revenues are not achieved, the Company is obligated to pay SLS a royalty on the shortfall. The Company anticipates a shortfall in
the specified minimum contract revenues.   The loss from discontinued operations
for the year ended October 31, 1994, related principally to the amount of royalty due SLS in 1996 and 1997.

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

9.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company operates in one industry segment, namely education and training.

Revenues from affiliates are recorded at established intercompany selling prices which are based upon cost plus mark-up. Information about the Company's operations in different geographic areas is as follows (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                  -------------------------------------
                                                   1996           1995           1994
                                                  -------        -------        -------
Revenues from unaffiliated customers(1):
  United States ...............................   $33,217        $27,471        $22,974
  Canada ......................................     2,955          2,871          2,502
  United Kingdom ..............................     5,233          6,995          2,889
                                                  -------        -------        -------
                                                  $41,405        $37,337        $28,365
                                                  -------        -------        -------
                                                  -------        -------        -------
Revenues from affiliates:
  United States ...............................    $2,104         $2,191         $1,634
  United Kingdom ..............................      ---            ---              58
                                                  -------        -------        -------
                                                   $2,104         $2,191         $1,692
                                                  -------        -------        -------
                                                  -------        -------        -------
Operating income (loss):
  United States ...............................    $3,006         $6,546           $(463)
  Canada ......................................      (528)          (364)            (31)
  United Kingdom ..............................      (130)           (27)           (728)
                                                  -------        -------        -------
                                                   $2,348         $6,155         $(1,222)
                                                  -------        -------        -------
                                                  -------        -------        -------
Total assets:
  United States ...............................   $35,497        $27,392         $22,360
  Canada ......................................     2,322          2,052           1,639
  United Kingdom ..............................     4,508          4,216           2,932
                                                  -------        -------        -------
                                                  $42,327        $33,660         $26,931
                                                  -------        -------        -------
                                                  -------        -------        -------

(1) As discussed in Note 7, the Company's U.S. Aviation Training operations were consolidated into the U.K. operations at the beginning of fiscal 1995. Included in U.S. revenues for fiscal 1994 was $2,885,000 of Aviation Training revenues.

                     TRO LEARNING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

10.  STOCK-BASED COMPENSATION:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending October 31, 1997. The Company believes that adoption is not expected to have a material impact on its financial condition as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
(In thousands, except per share data)

                                            FISCAL 1996                                       FISCAL 1995
                           ------------------------------------------------   -----------------------------------------------
                            JAN 31    APR 30     JUL 31    OCT 31    TOTAL    JAN 31    APR 30    JUL 31     OCT 31    TOTAL
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------
Revenues by product line:
 PLATO Education            $4,545    $6,021    $10,917   $15,497   $36,980   $3,519    $5,038    $7,742    $14,314   $30,613
 Aviation Training           1,864       720        484     1,357     4,425    1,828     1,279     1,169      2,448     6,724
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------
Total revenues               6,409     6,741     11,401    16,854    41,405    5,347     6,317     8,911     16,762    37,337
Gross profit                 5,195     6,109      9,422    14,466    35,192    4,048     4,662     7,074     13,885    29,669
Net income (loss)          $(1,049)   $ (988)   $   725   $ 2,294   $   982   $ (626)   $ (616)   $  546    $ 4,448   $ 3,752
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------

Income (loss) per
 common and common
 equivalent share:

Net income (loss)           $(0.17)   $(0.16)     $0.11     $0.34     $0.15   $(0.10)   $(0.10)    $0.09      $0.71     $0.60
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------

Weighted average
 common and common
 equivalent shares
 outstanding                 6,081     6,100      6,713     6,719     6,643    6,067     6,062     6,276      6,300     6,280
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------
                           -------    ------    -------   -------   -------   ------    ------    ------    -------   -------

                              TRO LEARNING, INC.
                                 FORM 10-K
                     FISCAL YEAR ENDED OCTOBER 31, 1996
                                  PART II
------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                  PART III
------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

See the information with respect to the Directors of the Registrant which is set forth in the section entitled "Election of Directors" of the Company's 1997 Proxy Statement, which is incorporated herein by reference. See the information set forth in the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1997 Proxy Statement, which is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

For information regarding Executive Officers of the Registrant, see Item 4A of this Report, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth in the sections entitled "Director
Compensation", "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement, which is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled "Certain Relationships and Transactions" in the 1997 Proxy Statement, which is incorporated herein by reference.

                               TRO LEARNING, INC.
                                   FORM 10-K
                        FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART III
------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Information called for by this item is set forth in Item 8.

(a)  Documents filed as a part of this report:
     1.  Financial Statements - See Index to Financial Information on page 34.
     2. Financial Statement Schedules - See Index to Financial Information on page 34.

(b)  Reports on Form 8-K:
         None

-C-  Exhibits:

The following documents are filed herewith or incorporated herein by reference and made a part of this Form 10-K.

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------
 3.01    Certificate of Incorporation of the Company (1)
 3.02    Bylaws of the Company (1)
 4.01    Form of stock certificate of the Company (1)
10.01 Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc. and TRO Learning (Canada), Inc., dated August 2, 1995 (3)
10.02    Registration Agreement (1)
10.03    Exchange Agreement (1)
10.04    1993 Outside Director Stock Option Plan+ (2)
10.05    Warrants of the Registrant (1)
10.06 Series B Preferred Stock Purchase Agreement, as amended, and agreements relating thereto (1)
10.08    Lease for Edina, Minnesota office (3)
10.10    Settlement Agreement with Control Data (1)
10.11    Form of Indemnification Agreement (1)
10.12    Stock Purchase Warrant of TRO (1)
10.13 Certification and Testing Services Agreement between the Company and Sylvan Learning Systems, Inc. dated August 31, 1993. Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1993 (File Number 0-20842).
10.14 1993 Stock Option Plan. Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement (File Number 0-20842). +
10.15    Severance and Non Competition Agreement with William R. Roach + (2)
10.16    Severance and Non Competition Agreement with Sharon Fierro + (2)
10.17 First Amendment to Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc. and TRO Learning (Canada), Inc., dated April 26, 1996.
10.18 Second Amendment to Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc.
         and TRO Learning (Canada), Inc., dated August 1, 1996.
10.19 Third Amendment to Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc. and TRO Learning (Canada), Inc., dated January 6, 1997.
10.20 Fourth Amendment to Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc.
         and TRO Learning (Canada), Inc., dated January 23, 1997.

                               TRO LEARNING, INC.
                                   FORM 10-K
                        FISCAL YEAR ENDED OCTOBER 31, 1996
                                   PART III
------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, CONTINUED

11.01    Statement re: computation of per share earnings
21.01    Subsidiaries of the Registrant (1)
23.01 Consent of Coopers & Lybrand L.L.P. with respect to Registration Statements on Form S-8
24.01    Powers of Attorney

(1)   Incorporated by reference to the corresponding exhibit to the
      Company's Registration Statement on Form S-1 (File No. 33-54296).
(2) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).
(3)   Incorporated by reference to the corresponding exhibit on the
      Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File Number 0-20842).
+     Management contract or compensatory plan, contract or arrangement.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
 Board of Directors
TRO Learning, Inc.


Our report on the consolidated financial statements of TRO Learning, Inc. and Subsidiaries is included on page 35 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 34 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Chicago, Illinois
December 23, 1996, except for
Note 3, for which the date is
January 23, 1997

                        TRO LEARNING, INC. AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED OCTOBER 31, 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                       ADDITIONS
                                               ---------------------------
                                                                CHARGED TO
                               BALANCE AT      CHARGED TO         OTHER
                               BEGINNING       COSTS AND         ACCOUNTS       DEDUCTIONS      BALANCE AT
DESCRIPTION                    OF PERIOD        EXPENSES        (DESCRIBE)      (DESCRIBE)     END OF PERIOD
---------------------------    ----------      ----------       ----------      ----------     -------------

Deducted in the balance
sheets from the assets to
which they apply:

  Allowance for doubtful
   accounts:

  For the year ended
   October 31, 1994                 $241           ---             $188(b)           66 (a)          $363

  For the year ended
   October 31, 1995                  363           300              ---              79 (a)           584

  For the year ended
   October 31, 1996                  584         2,120              264(b)       (2,458)(a)           510

  Allowance for
   inventory obsolescence:

  For the year ended
   October 31, 1994                  450           ---               22(b)           84 (a)           388

  For the year ended
   October 31, 1995                  388           125              ---              22 (a)           491

  For the year ended
   October 31, 1996                  491           150              ---             185 (a)           456

(a) Amounts written off, net of recoveries.
(b) Amounts reclassified.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 1997.

                                    TRO LEARNING, INC.


                                    By /s/ William R. Roach
                                    ------------------------------------
                                    William R. Roach
                                    Chairman of the Board, President and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1997.

Signature:                 Title:

/s/William R. Roach
------------------------   Chairman of the Board, President and Chief Executive
William R. Roach           Officer (principal executive officer)

/s/Sharon Fierro
------------------------   Senior Vice President, Chief Financial Officer,
Sharon Fierro              Treasurer and Secretary (principal financial officer)

/s/ Mary Jo Murphy
------------------------   Vice President, Corporate Controller and Chief
Mary Jo Murphy             Accounting Officer (principal accounting officer)

          *
-----------------------    Director
Jack R. Borsting

          *
-----------------------    Director
Tony J. Christianson

          *
----------------------     Director
John L. Krakauer

          *
----------------------     Director
Vernon B. Lewis

          *
----------------------     Director
John Patience

*   By /s/Mary Jo Murphy
    -------------------------
    Mary Jo Murphy
    Attorney-in Fact

                               INDEX TO EXHIBITS

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT                                          PAGE
-------    -----------------------                                          ----
3.01       Certificate of Incorporation of the Company (1)
3.02       Bylaws of the Company (1)
4.01       Form of stock certificate of the Company (1)
10.01      Revolving Loan and Security Agreement between Sanwa
           Business Credit Corporation and The Roach Organization,
           Inc. and TRO Learning (Canada), Inc., dated August 2,
           1995 (3)
10.02      Registration Agreement (1)
10.03      Exchange Agreement (1)
10.04      1993 Outside Director Stock Option Plan + (2)
10.05      Warrants of the Registrant (1)
10.06 Series B Preferred Stock Purchase Agreement, as amended, and agreements relating thereto (1)
10.08      Lease for Edina, Minnesota office (3)
10.10      Settlement Agreement with Control Data (1)
10.11      Form of Indemnification Agreement (1)
10.12      Stock Purchase Warrant of TRO (1)
10.13 Certification and Testing Services Agreement between the Company and Sylvan Learning Systems, Inc. dated
           August 31, 1993. Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1993 (File
           Number 0-20842).
10.14      1993 Stock Option Plan. Incorporated by reference to
           Exhibit A to the Company's 1994 Proxy Statement (File
           Number 0-20842). +
10.15      Severance and Non Competition Agreement with William R.
           Roach + (2)
10.16      Severance and Non Competition Agreement with Sharon
           Fierro + (2)
10.17      First Amendment to Revolving Loan and Security
           Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc. and TRO Learning
           (Canada), Inc. dated April 26, 1996.
10.18      Second Amendment to Revolving Loan and Security
           Agreement between Sanwa Business Credit Corporation and
           The Roach Organization, Inc. and TRO Learning (Canada),
           Inc. dated August 1, 1996.
10.19 Third Amendment to Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach
           Organization, Inc. and TRO Learning (Canada), Inc.
           dated January 6, 1997.
10.20      Fourth Amendment to Revolving Loan and Security
           Agreement between Sanwa Business Credit Corporation and
           The Roach Organization, Inc. and TRO Learning (Canada),
           Inc. dated January 23, 1997.
11.01      Statement re: computation of per share earnings
21.01      Subsidiaries of the Registrant (1)
23.01      Consent of Coopers & Lybrand L.L.P. with respect to
           Registration Statements on Form S-8.
24.01      Powers of Attorney

(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 (File No. 33-54296).
(2) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).
(3) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File Number 0-20842).
+ Management contract or compensatory plan, contract or arrangement.