Form 10-Q
period 1997-01-31
TRO LEARNING INC
filed 1997-03-14
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

         (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997
                                                ----------------
                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission File Number 0-20842

                               TRO LEARNING, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              36-3660532
--------                                                              ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1721 Moon Lake Boulevard, Suite 555, Hoffman Estates, IL                   60194
--------------------------------------------------------                   -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (847) 781-7800
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
                           Yes   X        No
                               -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                           6,224,414
----------------------------                                --------------------
          Class                              Outstanding as of February 28, 1997

                        (This document contains 13 pages)

                       TRO LEARNING, INC. AND SUBSIDIARIES
                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (Unaudited):

               Consolidated Statements of Income for the
                 Three Months Ended January 31, 1997 and 1996. . . . . .      3

               Consolidated Balance Sheets as of
                 January 31, 1997 and October 31, 1996 . . . . . . . . .      4

               Consolidated Statements of Cash Flows for the
                 Three Months Ended January 31, 1997 and 1996. . . . . .      5

               Notes to Consolidated Financial Statements. . . . . . . .     6-7

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . .    8-10


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .     11

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . .     11

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . .     11

     Item 4.   Submission of Matters to a Vote of Security Holders . . .     11

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . .     11

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 11-12


SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                         PART I.  FINANCIAL INFORMATION

                       TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)

                                                         Three Months Ended
                                                             January 31,
                                                      -------------------------
                                                         1997          1996
                                                      ----------   ------------
 Revenues by product line:
   PLATO-Registered Trademark- Education . . . . . .   $  4,265    $  4,545
   Aviation Training . . . . . . . . . . . . . . . .        822       1,864
                                                      ----------- -----------
     Total revenues. . . . . . . . . . . . . . . . .      5,087       6,409
   Cost of revenues. . . . . . . . . . . . . . . . .        779       1,214
                                                      ----------- -----------
     Gross profit. . . . . . . . . . . . . . . . . .      4,308       5,195
                                                      ----------- -----------
 Operating expenses:
   Selling, general and administrative expense . . .      6,116       5,472
   Product development and customer support. . . . .      1,610       1,260
                                                      ----------- -----------
     Total operating expenses. . . . . . . . . . . .      7,726       6,732
                                                      ----------- -----------
       Operating loss. . . . . . . . . . . . . . . .     (3,418)     (1,537)
 Interest expense. . . . . . . . . . . . . . . . . .       (228)       (118)
 Interest income and other expense, net. . . . . . .        (54)        (24)
                                                      ----------- -----------
       Loss before income taxes. . . . . . . . . . .     (3,700)     (1,679)
 Credit for income taxes . . . . . . . . . . . . . .     (1,386)       (630)
                                                      ----------- -----------
       Net loss. . . . . . . . . . . . . . . . . . .   $ (2,314)   $ (1,049)
                                                      ----------- -----------
                                                      ----------- -----------
 Loss per common and common equivalent share:
     Primary -
       Net loss. . . . . . . . . . . . . . . . . . .   $  (0.37)   $  (0.17)
                                                      ----------- -----------
                                                      ----------- -----------
       Weighted average common and common equivalent
         shares outstanding. . . . . . . . . . . . .      6,182       6,081
                                                      ----------- -----------
                                                      ----------- -----------


                 See Notes to Consolidated Financial Statements

                        TRO LEARNING,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                         January 31, October 31,
                                                            1997        1996
                                                         ----------- -----------
                                     ASSETS

 Current assets:

   Cash and cash equivalents . . . . . . . . . . . . . .  $    ---     $    475
   Accounts receivable, less allowances of $508 and
     $510, respectively. . . . . . . . . . . . . . . . .    21,641       24,163
   Inventories . . . . . . . . . . . . . . . . . . . . .     1,241        1,097

   Prepaid expenses and other current assets . . . . . .     1,213        1,051
                                                         ----------   ----------
     Total current assets. . . . . . . . . . . . . . . .    24,095       26,786
 Equipment and leasehold improvements, less
   accumulated depreciation of $3,425 and
   $3,250, respectively. . . . . . . . . . . . . . . . .     1,374        1,368

 Product development costs, less accumulated
   amortization of $976 and $680, respectively . . . . .     5,957        5,528
 Deferred tax asset. . . . . . . . . . . . . . . . . . .     7,292        5,906

 Other assets. . . . . . . . . . . . . . . . . . . . . .     2,108        2,739
                                                         ----------   ----------
                                                          $ 40,826     $ 42,327
                                                         ----------   ----------
                                                         ----------   ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . .  $  2,128     $  2,588
   Accrued employee salaries and benefits. . . . . . . .     2,039        3,079
   Accrued liabilities . . . . . . . . . . . . . . . . .     3,424        3,705
   Revolving loan. . . . . . . . . . . . . . . . . . . .    11,213        8,612
   Deferred tax liability. . . . . . . . . . . . . . . .     1,845        1,845
   Deferred revenue. . . . . . . . . . . . . . . . . . .     1,307        1,137
                                                         ----------   ----------
     Total current liabilities . . . . . . . . . . . . .    21,956       20,966
 Deferred revenue, less current portion. . . . . . . . .       372          296
 Other liabilities . . . . . . . . . . . . . . . . . . .       234          253
 Stockholders' equity:
   Common stock, $01 par value; 25,000 shares
     authorized; 6,268 shares issued and 6,223 shares
     outstanding in 1997; 6,190 shares issued and 6,167
     shares outstanding in 1996; . . . . . . . . . . . .        62           62
      Paid in capital. . . . . . . . . . . . . . . . . .    21,729       21,634

   Accumulated deficit . . . . . . . . . . . . . . . . .    (2,757)        (443)
   Treasury stock at cost, 45 and 23 shares,
     respectively. . . . . . . . . . . . . . . . . . . .      (469)        (208)
   Foreign currency translation adjustment . . . . . . .      (301)        (233)
                                                         ----------   ----------
     Total stockholders' equity. . . . . . . . . . . . .    18,264       20,812
                                                         ----------   ----------
                                                          $ 40,826     $ 42,327
                                                         ----------   ----------
                                                         ----------   ----------


                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                               Three Months
                                                             Ended January 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------

 Cash flows from operating activities:

  Net loss . . . . . . . . . . . . . . . . . . . . . . .    $(2,314)   $(1,049)
                                                           ---------- ----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Deferred income taxes. . . . . . . . . . . . . . . .     (1,386)      (630)
    Depreciation and amortization. . . . . . . . . . . .        503        291
    Provision for doubtful accounts. . . . . . . . . . .        202        220
    Disposal of fixed assets . . . . . . . . . . . . . .        ---          4
    Changes in assets and liabilities:
      Decrease in accounts receivable. . . . . . . . . .      2,320      2,113
      Increase in inventories. . . . . . . . . . . . . .       (144)      (127)
      (Increase) decrease in prepaid expenses and
        other current and noncurrent assets. . . . . . .        456       (347)
      Increase in product development costs. . . . . . .       (726)      (669)
      Decrease in accounts payable . . . . . . . . . . .       (460)      (565)
      Decrease in accrued liabilities, accrued
        employee salaries and benefits and
        other liabilities. . . . . . . . . . . . . . . .     (1,340)      (371)
      Increase (decrease) in deferred revenue. . . . . .        246       (137)
                                                           ---------- ----------
        Total adjustments. . . . . . . . . . . . . . . .       (329)      (218)
                                                           ---------- ----------
          Net cash used in operating activities. . . . .     (2,643)    (1,267)
                                                           ---------- ----------
  Cash flows from investing activities:
    Capital expenditures . . . . . . . . . . . . . . . .       (207)      (392)
                                                           ---------- ----------
      Net cash used in investing activities. . . . . . .       (207)      (392)
                                                           ---------- ----------
  Cash flows from financing activities:
    Net proceeds from short term borrowings. . . . . . .      2,601      1,752
    Purchase of treasury stock . . . . . . . . . . . . .       (261)       ---
    Net proceeds from issuance of common stock . . . . .         95         40
                                                           ---------- ----------
      Net cash provided by financing activities. . . . .      2,435      1,792
                                                           ---------- ----------
 Effect of foreign currency on cash. . . . . . . . . . .        (60)      (166)
                                                           ---------- ----------
 Net increase (decrease) in cash and cash equivalents. .       (475)       (33)
 Cash and cash equivalents at beginning of period. . . .        475        231
                                                           ---------- ----------
 Cash and cash equivalents at end of period. . . . . . .    $   ---    $   198
                                                           ---------- ----------
                                                           ---------- ----------
 Cash paid for interest expense. . . . . . . . . . . . .       $227       $115

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

TRO Learning, Inc. and its subsidiaries (the Company) develop and market microcomputer-based, interactive, self-paced instructional and educational systems. The Company markets such systems primarily to educational institutions and private industry.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted.   Accordingly, these
quarterly consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1996.

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

Costs incurred in the development of the Company's current generation courseware products and related enhancements and routine maintenance thereof are expensed as incurred. All costs incurred by the Company in establishing the marketability of its new courseware products to be sold, leased, or otherwise marketed are expensed as incurred, Once marketability has been established, costs incurred in the development of new generation courseware products are capitalized.

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

2.  ACCOUNTS RECEIVABLE:

Accounts receivable include installment receivables of $10,786,000 and $13,023,000 at January 31, 1997 and October 31, 1996, respectively. Installment receivables with terms greater than one year were $1,293,000 and $1,909,000 at January 31, 1997 and October 31,1996, respectively, and are included in other assets on the consolidated balance sheets.

3.  DEBT:

The Company's revolving loan agreement provides for a maximum $12,500,000 line of credit through March 6, 1997. Borrowings under the line bear interest at the prime rate plus 1.5% or the LIBOR rate plus 3.25% as determined by the Company. At January 31, 1997, there were borrowings of $11,213,000 outstanding at a weighted average interest rate of 9.2% and the Company was in compliance with all financial covenants.

Effective March 6, 1997, the Company amended its revolving loan agreement to provide for a maximum $18,000,000 line of credit with substantially the same terms. In addition, the amended agreement provides for a $3,000,000 term loan, subject to the Company raising an additional $3,000,000 of capital by June 30, 1997. The Company is currently pursuing financing alternatives to provide additional permanent capital, including a private placement of subordinated convertible debentures.

                          PART I. FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

REVENUES:

Total revenues for the first quarter of fiscal 1997 of $5,087,000 decreased by $1,322,000 or 21% as compared to $6,409,000 for the first quarter of fiscal 1996. The following table highlights revenues by product line (in 000's):


                                                     PLATO EDUCATION              AVIATION TRAINING                    TOTAL
                                                -------------------------     -------------------------     ------------------------
                                                   1997           1996           1997           1996           1997           1996
                                                ----------     ----------     ----------     ----------     ----------     ---------
 Courseware license and support                 $ 3,569        $ 3,614        $   799        $ 1,777         $ 4,368        $ 5,391
 Hardware, third party courseware and other         696            931             23             87             719          1,018
                                                ----------     ----------     ----------     ----------     ----------     ---------
           Total revenues                       $ 4,265        $ 4,545        $   822        $ 1,864         $ 5,087        $ 6,409
                                                ----------     ----------     ----------     ----------     ----------     ---------
                                                ----------     ----------     ----------     ----------     ----------     ---------


PLATO Education revenues decreased $280,000 or 6% compared to the prior year. This decrease was due principally to a decline in low margin hardware revenues. In addition, the first quarter results reflect the traditionally lower level of new orders generated in the first quarter of the fiscal year.

Aviation Training revenues decreased $1,042,000 or 56% compared to the prior year. This decrease is principally due to an unusually large contract signed in the first quarter of fiscal 1996 for approximately $1,250,000.

GROSS PROFIT:

Gross profit for the first quarter of fiscal 1997 decreased by $887,000 or 17% to $4,308,000 as compared to $5,195,000 for the first quarter of fiscal 1996. This decrease was due principally to the decrease in Aviation Training revenues. The Company's gross margin was 85% for the first quarter of fiscal 1997 as compared to 81% for the first quarter of fiscal 1996, reflecting the increased mix of PLATO Education and Aviation Training courseware sales.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first quarter of fiscal 1997 increased by $644,000 or 12% to as compared to $5,472,000 for the first quarter of fiscal 1996. This increase was due primarily to higher PLATO Education sales and marketing expenses of $452,000 resulting from the planned expansion of the sales and service organization and slightly higher corporate administrative expenses.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first quarter of fiscal 1997 increased by $350,000 or 28% to $1,610,000 as compared to $1,260,000 for the first quarter of fiscal 1996. This increase was due principally to increased PLATO Education product development expense, which reflects an increase in amortization of capitalized product development costs.

OPERATING LOSS:

The operating loss was $3,418,000 for the first quarter of fiscal 1997 as compared to $1,537,000 for the first quarter of fiscal 1996. The first quarter loss reflects the impact of a traditionally lower level of revenue in the first half of the Company's fiscal year, as well as the absorption of an increased fixed base of sales and marketing costs related to PLATO Education's expansion.

INTEREST EXPENSE:

Interest expense for the first quarter of fiscal 1997 was $228,000 as compared to $118,000 for the first quarter of fiscal 1996. Interest expense increased due to a higher level of borrowings under the Company's revolving loan agreement during the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997, the Company's principal sources of liquidity included net accounts receivable of $22,934,000, and its line of credit. The Company has total installment receivables of $12,079,000 at January 31, 1997, of which $10,786,000 are due within one year and are included in net accounts receivable.

Net cash used in the Company's operating activities was $2,643,000 in the first quarter of fiscal 1997 as compared to $1,267,000 in the first quarter of fiscal 1996. Cash flows from operations were used principally to fund the Company's working capital requirements as it continues to grow by investing in new products and expanding its PLATO Education sales and service organization. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement. At January 31, 1997, borrowings of $11,213,000 were outstanding at a weighted average interest rate of 9.2%.

Effective March 6, 1997, the Company amended its revolving loan agreement to provide for a maximum $18,000,000 line of credit with substantially the same terms. In addition, the amended agreement provides for a $3,000,000 term loan, subject to the Company raising an additional $3,000,000 of capital by June 30, 1997. The Company is currently pursuing financing alternatives to provide additional permanent capital, including a private placement of subordinated convertible debentures.

Net cash used in the Company's investing activities in the first quarter of fiscal 1997 was $207,000 for capital expenditures.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Net cash provided by financing activities in the first quarter of fiscal 1997 was $2,435,000 which primarily represents borrowings under the Company's line of credit.

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

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.         Description of Exhibits       Page
               -----------         -----------------------       ----
                    11        Statement Regarding Computation     12
                                of Per Share Income (Loss)

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed for the quarter ended January 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 1997

                                   TRO LEARNING, INC.



                                   By /s/William R. Roach
                                      ------------------------------
                                     William R. Roach
                                     Chairman of the Board, President and Chief
                                     Executive Officer
                                     (principal executive officer)




                                     /s/Sharon Fierro
                                     ------------------------------
                                     Sharon Fierro
                                     Senior Vice President, Chief Financial
                                     Officer, Treasurer and Secretary
                                     (principal financial officer)




                                     /s/ Mary Jo Murphy
                                     ------------------------------
                                     Mary Jo Murphy
                                     Vice President, Corporate Controller and
                                     Chief Accounting Officer
                                     (principal accounting officer)