Form 10-Q
period 1997-04-30
TRO LEARNING INC
filed 1997-06-13
CIK 893965

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

             (Mark One)
                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 30, 1997
                                                   --------------

                                          OR

               [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

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
                               Yes   X         No
                                    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                           6,227,536
----------------------------                          --------------------------
           Class                                  Outstanding as of May 30, 1997

                          (This document contains 15 pages)

                         TRO LEARNING, INC. AND SUBSIDIARIES
                                        INDEX
                                        -----

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

 Item 1.      Consolidated Financial Statements (Unaudited):

              Consolidated Statements of Income for the
               Three and Six Months Ended April 30, 1997 and 1996........   3

              Consolidated Balance Sheets as of
               April 30, 1997 and October 31, 1996.......................   4

              Consolidated Statements of Cash Flows for the
               Six Months Ended April 30, 1997 and 1996..................   5

              Notes to Consolidated Financial Statements.................  6-8

 Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations............  9-12


PART II. OTHER INFORMATION

 Item 1.      Legal Proceedings.........................................   13

 Item 2.      Changes in Securities.....................................   13

 Item 3.      Defaults Upon Senior Securities...........................   13

 Item 4.      Submission of Matters to a Vote of Security Holders.......   13

 Item 5.      Other Information.........................................   13

 Item 6.      Exhibits and Reports on Form 8-K..........................   13


SIGNATURES    ..........................................................   14

                            PART I.  FINANCIAL INFORMATION

                         TRO LEARNING, INC. AND  SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              APRIL 30,                    APRIL 30
                                                   ---------------------------   ---------------------------
                                                        1997          1996          1997            1996
                                                   ------------   ------------   ------------   ------------

Revenues by product line:
 PLATO -Registered Trademark- Education...........    $  6,224       $  6,021      $  10,489      $  10,566
 Aviation Training................................       1,376            720          2,198          2,584
                                                   ------------   ------------   ------------   ------------
  Total revenues..................................       7,600          6,741         12,687         13,150
Cost of revenues..................................       1,351            632          2,131          1,846
                                                   ------------   ------------   ------------   ------------
  Gross profit....................................       6,249          6,109         10,556         11,304
                                                   ------------   ------------   ------------   ------------
Operating expenses:
 Selling, general and administrative expense......       7,733          6,226         13,849         11,698
 Product development and customer support.........       1,863          1,177          3,473          2,437
                                                   ------------   ------------   ------------   ------------
  Total operating expenses........................       9,596          7,403         17,332         14,135
                                                   ------------   ------------   ------------   ------------
    Operating loss...............................       (3,347)        (1,294)        (6,766)        (2,831)
Interest expense..................................        (251)          (278)          (479)          (396)
Interest income and other expense, net............         (54)           (21)          (108)           (45)
                                                   ------------   ------------   ------------   ------------
    Loss before income taxes.....................       (3,652)        (1,593)        (7,353)        (3,272)
Credit for income taxes...........................      (1,371)          (605)        (2,757)        (1,235)
                                                   ------------   ------------   ------------   ------------
    Net loss.....................................     $ (2,281)      $   (988)      $ (4,596)      $ (2,037)
                                                   ------------   ------------   ------------   ------------
                                                   ------------   ------------   ------------   ------------
Loss per common and common equivalent share:
 Primary -
    Net loss.....................................     $  (0.37)      $  (0.16)      $  (0.74)      $  (0.33)
                                                   ------------   ------------   ------------   ------------
                                                   ------------   ------------   ------------   ------------
    Weighted average common and common equivalent
     shares outstanding..........................        6,225          6,100          6,203          6,090
                                                   ------------   ------------   ------------   ------------
                                                   ------------   ------------   ------------   ------------


                         TRO LEARNING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   APRIL 30,         OCTOBER 31,
                                                                                    1997               1996
                                                                               --------------      --------------

                                 ASSETS

Current assets:
  Cash and cash equivalents..............................................        $    531            $    475
  Accounts receivable, less allowances of $904 and $510, respectively....          19,135              24,163
  Inventories............................................................             999               1,097
  Prepaid expenses and other current assets..............................           1,511               1,051
                                                                              -------------       -------------
   Total current assets..................................................          22,176              26,786
Equipment and leasehold improvements, less accumulated  depreciation
  of $3,619 and $3,250, respectively.....................................           1,393               1,368
Product development costs, less accumulated amortization of $1,372
  and $680, respectively.................................................           6,013               5,528
Deferred tax asset.......................................................           8,663               5,906
Other assets.............................................................           1,872               2,739
                                                                              -------------       -------------
                                                                                 $ 40,117            $ 42,327
                                                                              -------------       -------------
                                                                              -------------       -------------


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................        $  2,267            $  2,588
  Accrued employee salaries and benefits.................................           2,107               3,079
  Accrued liabilities....................................................           3,036               3,705
  Revolving loan.........................................................           9,678               8,612
  Deferred tax liability.................................................           1,845               1,845
  Deferred revenue.......................................................           1,569               1,137
                                                                              -------------       -------------
   Total current liabilities.............................................          20,502              20,966
Long-term debt...........................................................           3,050                 ---
Deferred revenue, less current portion...................................             366                 296
Other liabilities........................................................             214                 253
Stockholders' equity:
 Common stock, $.01 par value; 25,000 shares authorized;
  6,272 shares issued and 6,227 shares outstanding in 1997;
  6,190 shares issued and 6,167 shares outstanding in 1996...............              62                  62
 Paid in capital.........................................................          21,758              21,634
 Accumulated deficit.....................................................          (5,039)               (443)
 Treasury stock at cost, 45 and 23 shares, respectively..................            (469)               (208)
 Foreign currency translation adjustment.................................            (327)               (233)
                                                                              -------------       -------------
   Total stockholders' equity............................................          15,985              20,812
                                                                              -------------       -------------
                                                                                 $ 40,117            $ 42,327
                                                                              -------------       -------------
                                                                              -------------       -------------


                         TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)



                                                                                                            SIX MONTHS
                                                                                                          ENDED APRIL 30,
                                                                                                  ----------------------------
                                                                                                        1997            1996
                                                                                                  -------------  -------------

Cash flows from operating activities:
 Net loss.................................................................................         $   (4,596)    $   (2,037)
                                                                                                  -------------  -------------
 Adjustments to reconcile net loss to net cash used in operating activities:
  Deferred income taxes...................................................................             (2,757)        (1,235)
  Depreciation and amortization...........................................................              1,120            607
  Provision for doubtful accounts.........................................................                902            420
  Disposal of fixed assets................................................................                  2              8
  Changes in assets and liabilities:
   Decrease in accounts receivable........................................................              4,126          3,512
   (Increase) decrease in inventories.....................................................                 97           (308)
   (Increase) decrease in prepaid expenses and other current and noncurrent assets........                383           (609)
   Increase in product development costs..................................................             (1,177)        (1,667)
   Decrease in accounts payable...........................................................               (321)           (85)
   Decrease in accrued liabilities, accrued employee salaries and benefits and
    other liabilities.....................................................................             (1,680)          (804)
   Increase (decrease) in deferred revenue................................................                502           (491)
                                                                                                  -------------  -------------
    Total adjustments.....................................................................              1,197           (652)
                                                                                                  -------------  -------------
    Net cash used in operating activities................................................              (3,399)        (2,689)
                                                                                                  -------------  -------------
Cash flows from investing activities:
 Capital expenditures.....................................................................               (438)          (601)
                                                                                                  -------------  -------------
   Net cash used in investing activities..................................................               (438)          (601)
                                                                                                  -------------  -------------
Cash flows from financing activities:
 Net proceeds from short term borrowings..................................................              1,066          3,478
 Proceeds from issuance of long-term debt                                                               3,050            ---
 Issuance (purchase) of treasury stock....................................................               (261)            50
 Net proceeds from issuance of common stock...............................................                124             79
                                                                                                  -------------  -------------
  Net cash provided by financing activities...............................................              3,979          3,607
                                                                                                  -------------  -------------
Effect of foreign currency on cash........................................................                (86)          (170)
                                                                                                  -------------  -------------
Net increase in cash and cash equivalents.................................................                 56            147
Cash and cash equivalents at beginning of period..........................................                475            231
                                                                                                  -------------  -------------
Cash and cash equivalents at end of period................................................         $      531     $      378
                                                                                                  -------------  -------------
                                                                                                  -------------  -------------
Cash paid for interest expense............................................................         $      477     $      410


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

2.  ACCOUNTS RECEIVABLE:

Accounts receivable include installment receivables of $11,606,000 and $13,023,000 at April 30, 1997 and October 31, 1996, respectively. Installment receivables with terms greater than one year were $1,076,000 and $1,909,000 at April 30, 1997 and October 31,1996, respectively, and are included in other assets on the consolidated balance sheets.

3.  DEBT:

In March 1997, the Company expanded its revolving loan agreement to provide for a maximum $18 million line of credit with substantially the same terms and conditions. Borrowings under the line are limited by the available borrowing base, as defined, and bear interest at the prime rate plus 1.5% or the LIBOR rate plus 3.25% as determined by the Company. At April 30, 1997, there were borrowings of $9,678,000 outstanding at a weighted average interest rate of 9.6% and the Company was in compliance with all financial covenants.

In addition, the expanded loan agreement makes available a $3 million term loan, at an annual interest rate of 15%, during the remaining term of the agreement. As of April 30, 1997, the Company had not borrowed on this term loan. The funds were borrowed in May 1997 and used to reduce the balance of the outstanding revolving loan.

Also, in March 1997, the Company issued $3,050,000 of 10% subordinated convertible debentures with a scheduled maturity in 2004. Interest is payable semiannually. At the option of the holder, the debentures are convertible into the Company's common stock at $9.60 per share. The Company may redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. In addition, the debentures are subject to mandatory redemption at 25% of principal annually beginning in 2001.

                          TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
4.  COMMON STOCK:

In March 1997, concurrent with the issuance of the subordinated convertible debentures (see Note 3), the Company issued approximately 51,000 warrants to purchase the Company's common stock at $9.60 per share. The warrants expire in 2002.

                           PART I.   FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996

REVENUES:

Total revenues for the second quarter of fiscal 1997 of $7,600,000 increased by 13% or $859,000 as compared to $6,741,000 for the second quarter of fiscal 1996. The following table highlights revenues by product line (in 000's):



                                                       PLATO
                                                     EDUCATION                 AVIATION TRAINING                   TOTAL
                                           ------------------------       ------------------------      -----------------------
                                             1997            1996            1997           1996          1997           1996
                                           ---------       --------       ---------      ---------      --------       --------

Courseware license and support              $  4,773       $  5,433       $  1,248       $    675       $  6,021       $  6,108
Hardware, third party courseware and other     1,451            588            128             45          1,579            633
                                            --------       --------       --------       --------       --------       --------
     Total revenues                         $  6,224       $  6,021       $  1,376       $    720       $  7,600       $  6,741
                                            --------       --------       --------       --------       --------       --------
                                            --------       --------       --------       --------       --------       --------



PLATO Education revenues increased by $203,000 or 3% as compared to the prior year. The decrease in courseware license and support revenues was more than offset by an increase in hardware, third party courseware and maintenance revenues. In addition, second quarter results reflect the traditionally lower level of new orders generated in the first half of the fiscal year.

Aviation Training revenues increased by $656,000 or 91% as compared to the prior year due principally to significant revenues generated in the second quarter of fiscal 1997 by certain courseware contracts.

GROSS PROFIT:

Gross profit for the second quarter of fiscal 1997 increased by $140,000 or 2% to $6,249,000 as compared to $6,109,000 for the second quarter of fiscal 1996. This increase was due principally to revenue growth. The Company's gross margin was 82% for the second quarter of fiscal 1997 as compared to 91% for the second quarter of fiscal 1996. Decreased courseware revenues and the increased low margin hardware revenues contributed to the decline in gross margins for the second quarter of fiscal 1997.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the second quarter of fiscal 1997 increased by $1,507,000 or 24% to $7,733,000 as compared to $6,226,000 for the second quarter of fiscal 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS, CONTINUED
---------------------

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE, CONTINUED

This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the planned expansion of the sales and service organization.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the second quarter of fiscal 1997 increased by $686,000 or 58% to $1,863,000 as compared to $1,177,000 for the second quarter of fiscal 1996. This increase was due principally to increased PLATO Education product development expense.

OPERATING LOSS:

The operating loss was $3,347,000 for the second quarter of fiscal 1997 as compared to $1,294,000 for the second quarter of fiscal 1996. The second quarter loss reflects the impact of a traditionally lower level of revenue in the first half of the Company's fiscal year, as well as the absorption of an increased fixed base of sales, marketing and product development costs related to PLATO Education's expansion.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

FIRST SIX MONTHS FISCAL 1997 COMPARED TO FIRST SIX MONTHS FISCAL 1996

REVENUES:

Total revenues for the first six months of fiscal 1997 of $12,687,000 decreased $463,000 or 4% as compared to $13,150,000 for the comparable period last year. The following table highlights revenues by product line (in 000's):




                                                       PLATO
                                                     EDUCATION                 AVIATION TRAINING                   TOTAL
                                           ------------------------       ------------------------      -------------------------
                                              1997           1996            1997           1996          1997           1996
                                             ---------      ---------     ---------      ---------       ---------     --------
Courseware license and support               $ 8,342        $ 9,047        $ 2,047        $ 2,452        $10,389        $11,499
Hardware, third party courseware and other     2,147          1,519            151            132          2,298          1,651
                                            --------       --------       --------       --------       --------       --------
     Total revenues                          $10,489        $10,566        $ 2,198        $ 2,584        $12,687        $13,150
                                            --------       --------       --------       --------       --------       --------
                                            --------       --------       --------       --------       --------       --------



PLATO Education revenues of $10,489,000 for the first six months of fiscal 1997 decreased by $77,000 or 1% as compared to revenues of $10,566,000 for the first six months of fiscal 1996. Courseware license and support revenues for PLATO Education for the first six months of fiscal 1997 decreased 8% over the comparable period last year, while revenue from hardware, third party courseware and other increased 41%.

Aviation Training courseware revenues for the first six months of fiscal 1997 of $2,047,000 decreased 17% over the first six months of fiscal 1996. This decrease was due principally to significant revenues generated in the first quarter of fiscal 1996 by a certain courseware contract.

GROSS PROFIT:

Gross profit for the first six months of fiscal 1997 decreased by $748,000 or 7% to $10,556,000 as compared to $11,304,000 for the first six months of fiscal 1996. This decrease was due principally to the decrease in courseware revenues and the increased lower margin hardware revenues. The Company's gross margin was 83% for the first six months of fiscal 1997 as compared to 86% for the first six months of fiscal 1996.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first six months of fiscal 1997 increased by $2,151,000 or 18% to $13,849,000 as compared to $11,698,000 for the first six months of fiscal 1996. This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the planned expansion of the sales and service organization.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS, CONTINUED
---------------------

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first six months of fiscal 1997 increased by $1,036,000 or 43% to $3,473,000 as compared to $2,437,000 for the first six months of fiscal 1996. This increase was due principally to increased PLATO Education product development expense.

OPERATING LOSS:

The operating loss was $6,766,000 for the first six months of fiscal 1997 as compared to $2,831,000 for the first six months of fiscal 1996. The six month loss reflects the impact of a traditionally lower level of revenue in the first half of the Company's fiscal year, as well as the absorption of an increased fixed base of sales, marketing and product development costs related to PLATO Education's expansion.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of April 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $531,000, net accounts receivable of $19,135,000, and its line of credit. The Company has total installment receivables of $12,682,000 at April 30, 1997, of which $11,606,000 are due within one year and are included in net accounts receivable.

Net cash used in the Company's operating activities was $3,399,000 in the first six months of fiscal 1997 as compared to $2,689,000 in the first six months of fiscal 1996. Cash flows from operations were used principally to fund the Company's working capital requirements as it continues to grow by investing in new products and expanding its PLATO Education sales and service organization. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide borrowings up to a maximum of $18,000,000. At April 30, 1997, borrowings of $9,678,000 were outstanding at a weighted average interest rate of 9.6%.

The Company's net cash used in investing activities in the first six months of fiscal 1997 was $438,000 for capital expenditures.

Net cash provided by financing activities in the first six months of fiscal 1997 was $3,979,000 which primarily represents borrowings under the Company's line of credit and proceeds from the issuance of subordinated convertible debentures (see Note 3 of Notes to Consolidated Financial Statements).

The Company maintains adequate cash reserves, short-term investments, and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements.

                             PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not Applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
             Exhibit No.      Description of Exhibits             Page
         ----------------    --------------------------------   --------
              11             Statement Regarding Computation       15
                             of Per Share Income (Loss)

         (b)Reports on Form 8-K:
                             No reports on Form 8-K were
                             filed for the quarter ended
                             April 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 1997.

                                       TRO LEARNING, INC.




                                       By   /s/ William R. Roach
                                            ----------------------------------
                                            William R. Roach
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer
                                            (principal executive officer)




                                       /s/Andrew N. Peterson
                                       ----------------------------------------
                                       Andrew N. Peterson
                                       Senior Vice President, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (principal financial and
                                       accounting officer)