Form 10-Q
period 1997-07-31
TRO LEARNING INC
filed 1997-09-12
CIK 893965

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

    (Mark One)
                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended JULY 31, 1997

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                            Commission File Number 0-20842

                                  TRO LEARNING, INC.
                (Exact name of registrant as specified in its charter)

DELAWARE                                                            36-3660532
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                          Identification No.)

1721 MOON LAKE BOULEVARD, SUITE 555, HOFFMAN ESTATES, IL                 60194
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (847) 781-7800

                                    NOT APPLICABLE
                                   ---------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              Yes   X         No
                                  -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE                                         6,234,211
----------------------------               -----------------------------------
         Class                             Outstanding as of September 2, 1997

                          (This document contains 15 pages)

                         TRO LEARNING, INC. AND SUBSIDIARIES
                                        INDEX

                                                                         PAGE
                                                                        NUMBER


PART I.  FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements (Unaudited):

               Consolidated Statements of Income for the
                  Three and Nine Months Ended July 31, 1997 and 1996 . . .  3

               Consolidated Balance Sheets as of
                  July 31, 1997 and October 31, 1996 . . . . . . . . . . .  4

               Consolidated Statements of Cash Flows for the
                  Nine Months Ended July 31, 1997 and 1996 . . . . . . . .  5

               Notes to Consolidated Financial Statements. . . . . . . . . 6-8

  Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . . . . 9-13


PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  14

  Item 2.       Changes in Securities . . . . . . . . . . . . . . . . . . .  14

  Item 3.       Defaults Upon Senior Securities . . . . . . . . . . . . . .  14

  Item 4.       Submission of Matters to a Vote of Security Holders . . . .  14

  Item 5.       Other Information . . . . . . . . . . . . . . . . . . . . .  14

  Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  14


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                            PART I.  FINANCIAL INFORMATION

                         TRO LEARNING, INC. AND  SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           JULY 31,                   JULY 31,
                                                      -------------------      ---------------------
                                                      1997       1996          1997          1996
                                                       --------   --------      --------    ---------

Revenues by product line:
  PLATO-Registered Trademark- Education. . . . . . .  $ 10,674   $ 10,917      $ 21,163    $ 21,483
  Aviation Training. . . . . . . . . . . . . . . . .       669        484         2,867       3,068
                                                       --------   --------      --------    ---------
    Total revenues. . . . . . . . . . . . . . . . .     11,343     11,401        24,030      24,551
Cost of revenues. . . . . . . . . . . . . . . . . .      1,761      1,979         3,892       3,825
                                                       --------   --------      --------    ---------
    Gross profit. . . . . . . . . . . . . . . . . .      9,582      9,422        20,138      20,726
                                                       --------   --------      --------    ---------
Operating expenses:
  Selling, general and administrative expense . . .      8,577      6,721        22,426      18,419
  Product development and customer support. . . . .      2,285      1,404         5,758       3,841
                                                       --------   --------      --------    ---------
    Total operating expenses. . . . . . . . . . . .     10,862      8,125        28,184      22,260
                                                       --------   --------      --------    ---------
       Operating income (loss) . . . . . . . . . . .    (1,280)     1,297        (8,046)     (1,534)
Interest expense . . . . . . . . . . . . . . . . . .      (388)      (154)         (867)       (550)
Interest income and other expense, net . . . . . . .       (60)        30          (168)        (15)
                                                       --------   --------      --------    ---------
       Income (loss) before income taxes . . . . . .    (1,728)     1,173        (9,081)     (2,099)
Provision (credit) for income taxes. . . . . . . . .      (648)       448        (3,405)       (787)
                                                       --------   --------      --------    ---------
       Net income (loss) . . . . . . . . . . . . . .  $ (1,080)      $725      $ (5,676)   $ (1,312)
                                                       --------   --------      --------    ---------
                                                       --------   --------      --------    ---------
Income (loss) per common and common equivalent share:
  Primary -
    Net income (loss). . . . . . . . . . . . . . . .  $  (0.17)  $   0.11      $  (0.91)   $  (0.21)
                                                       --------   --------      --------    ---------
                                                       --------   --------      --------    ---------
    Weighted average common and common equivalent
       shares outstanding. . . . . . . . . . . . . .     6,229      6,713         6,212       6,106
                                                       --------   --------      --------    ---------
                                                       --------   --------      --------    ---------


                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                JULY 31,    OCTOBER 31,
                                                                                1997          1996
                                                                               ---------    -----------
                                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      $    731     $    475
  Accounts receivable, less allowances of $1,508 and $510, respectively .        20,723       24,163
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,174        1,097
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .         1,956        1,051
                                                                               ---------    -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .        24,584       26,786
Equipment and leasehold improvements, less accumulated  depreciation
  of $3,865 and $3,250, respectively. . . . . . . . . . . . . . . . . . .         1,373        1,368
Product development cost, less accumulated amortization of $1,879
  and $680, respectively. . . . . . . . . . . . . . . . . . . . . . . . .         5,932        5,528
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,311        5,906
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,062        2,739
                                                                               ---------    ----------
                                                                               $ 43,262     $ 42,327
                                                                               ---------    -----------
                                                                               ---------    -----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  2,513     $  2,588
  Accrued employee salaries and benefits. . . . . . . . . . . . . . . . .         2,709        3,079
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         3,776        3,705
  Revolving loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,964        8,612
  Deferred tax liability. . . . . . . . . . . . . . . . . . . . . . . . .         1,845        1,845
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,798        1,137
                                                                               ---------    -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .        21,605       20,966
Long term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,050          ---
Deferred revenue, less current portion. . . . . . . . . . . . . . . . . .           462          296
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           193          253
Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares authorized;
    6,279 shares issued and 6,234 shares outstanding in 1997;
    6,190 shares issued and 6,167 shares outstanding in 1996. . . . . . .            62           62
  Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,778       21,634
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,119)        (443)
  Treasury stock at cost, 45 and 23 shares, respectively. . . . . . . . .          (469)        (208)
  Foreign currency translation adjustment . . . . . . . . . . . . . . . .          (300)        (233)
                                                                               ---------    -----------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .        14,952       20,812
                                                                               ---------    -----------
                                                                               $ 43,262     $ 42,327
                                                                               ---------    -----------
                                                                               ---------    -----------



                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                                                                   NINE MONTHS
                                                                                                  ENDED JULY 31,
                                                                                              ---------------------
                                                                                                1997          1996
                                                                                               ---------   ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (5,676)   $ (1,312)
                                                                                               ---------   ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,405)       (787)
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,872         964
    Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,712         420
    Disposal of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2          11
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable. . . . . . . . . . . . . . . . . . . .         1,728      (1,489)
       Increase in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (77)       (247)
       Increase in prepaid expenses and other current and noncurrent assets . . . . . . .         (267)       (262)
       Increase in product development costs. . . . . . . . . . . . . . . . . . . . . . .       (1,603)     (2,339)
       Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          (75)       (251)
    Increase (decrease) in accrued liabilities, accrued employee salaries and benefits and
          other liabilities                                                                       (359)        992

       Increase (decrease) in deferred revenue. . . . . . . . . . . . . . . . . . . . . .          827         (52)
                                                                                               ---------   ---------
          Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          355      (3,040)
                                                                                               ---------   ---------
          Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . .       (5,321)     (4,352)
                                                                                               ---------   ---------
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (648)       (720)
                                                                                               ---------   ---------
       Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . .         (648)       (720)
                                                                                               ---------   ---------
Cash flows from financing activities:
  Net proceeds from short term borrowings . . . . . . . . . . . . . . . . . . . . . . . .          352       4,785
  Proceeds from issuance of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .        6,050         ---
  Issuance (purchase) of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . .         (261)         50
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          144         191
                                                                                               ---------   ---------
    Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . .        6,285       5,026
                                                                                               ---------   ---------
Effect of foreign currency on cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (60)        (96)
                                                                                               ---------   ---------
Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . .          256        (142)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . . . . .          475         231
                                                                                               ---------   ---------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . . . . .       $  731     $    89
                                                                                               ---------   ---------
                                                                                               ---------   ---------
Cash paid for interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  862     $   598



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

2.  ACCOUNTS RECEIVABLE:

Accounts receivable include installment receivables of $12,180,000 and $13,023,000 at July 31, 1997 and October 31, 1996, respectively. Installment receivables with terms greater than one year were $1,287,000 and $1,909,000 at July 31, 1997 and October 31,1996, respectively, and are included in other assets on the consolidated balance sheets.

3.  DEBT:

In March 1997, the Company expanded its revolving loan agreement to provide for a maximum $18 million line of credit with substantially the same terms and conditions. Borrowings under the line are limited by the available borrowing base, as defined, and bear interest at the prime rate plus 1.5% or the LIBOR rate plus 3.25% as determined by the Company. At July 31, 1997, there were borrowings of $8,964,000 outstanding at an interest rate of 10%. The Company did not comply with a financial covenant requiring a minimum level of operating profit for the nine months ended July 31, 1997. On August 29, 1997, the Company obtained a waiver from its lender for such covenant for the period ending July 31, 1997.

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

                         TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.  DEBT, CONTINUED

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

                           PART I.   FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

REVENUES:

Total revenues for the third quarter of fiscal 1997 of $11,343,000 decreased by $58,000 or 1% as compared to $11,401,000 for the third quarter of fiscal 1996. The following table highlights revenues by product line (in 000's):


                                                   PLATO
                                                 EDUCATION      AVIATION TRAINING        TOTAL
                                            ------------------  -----------------   ------------------
                                              1997      1996       1997    1996       1997      1996
                                            --------  --------   -------  ------    --------  --------
Courseware license and support              $  8,828  $  8,996    $  648  $  395    $  9,476  $  9,391
Hardware, third party courseware and other     1,846     1,921        21      89       1,867     2,010
                                            --------  --------   -------  ------    --------  --------
    Total revenues                          $ 10,674  $ 10,917    $  669  $  484    $ 11,343  $ 11,401
                                            --------  --------   -------  ------    --------  --------
                                            --------  --------   -------  ------    --------  --------


As summarized in the above table, PLATO Education courseware license and support revenues for the third quarter of 1997 decreased 2% from the comparable period in fiscal 1996 while hardware, third party courseware and other revenues decreased 4%. PLATO Education total revenues of $10,674,000 for the third quarter of fiscal 1997 decreased by $243,000 or 2% as compared to the third quarter of 1996. The Company historically has experienced significantly higher levels of revenues in its fourth fiscal quarter.

Aviation Training revenues for the third quarter of fiscal 1997 increased $185,000 or 38% over the comparable period of the prior year.

GROSS PROFIT:

Gross profit for the third quarter of fiscal 1997 increased by $160,000 or 2% to $9,582,000 as compared to $9,422,000 for the third quarter of fiscal 1996. The Company's gross margin was 84% for the third quarter of fiscal 1997 as compared to 83% for the third quarter of fiscal 1996.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the third quarter of fiscal 1997 increased by $1,856,000 or 28% to $8,577,000 as compared to $6,721,000 for the third quarter of fiscal 1996. This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the planned expansion of the sales and service organization.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the third quarter of fiscal 1997 increased by $881,000 or 63% to $2,285,000 as compared to $1,404,000 for the third quarter of fiscal 1996. This increase was due principally to the continued expansion of PLATO Education products.

OPERATING INCOME (LOSS):

The operating loss was $1,280,000 for the third quarter of fiscal 1997 as compared to operating income of $1,297,000 for the third quarter of fiscal 1996. Increased PLATO Education sales, marketing and product development expenses contributed to the operating loss.

INTEREST EXPENSE:

Interest expense for the third quarter of fiscal 1997 was $388,000 as compared to $154,000 for the third quarter of fiscal 1996. This increase was principally due to the Company's long-term debt incurred in fiscal 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

FIRST NINE MONTHS FISCAL 1997 COMPARED TO FIRST NINE MONTHS FISCAL 1996

REVENUES:

Total revenues for the first nine months of fiscal 1997 of $24,030,000 decreased by $521,000 or 2% as compared to $24,551,000 for the comparable period last year. The following table highlights revenues by product line (in 000's):


                                                  PLATO
                                                EDUCATION        AVIATION TRAINING         TOTAL
                                            -----------------   ------------------  ------------------
                                              1997      1996       1997      1996     1997      1996
                                            --------  --------   -------   -------  --------  --------
Courseware license and support              $ 17,170  $ 18,043   $ 2,695   $ 2,847  $ 19,865  $ 20,890
Hardware, third party courseware and other     3,993     3,440       172       221     4,165     3,661
                                            --------  --------   -------   -------  --------  --------
         Total revenues                     $ 21,163  $ 21,483   $ 2,867   $ 3,068  $ 24,030  $ 24,551
                                            --------  --------   -------   -------  --------  --------
                                            --------  --------   -------   -------  --------  --------


Courseware license and support revenues for PLATO Education for the first nine months of fiscal 1997 decreased 5% from the comparable period last year, while revenue from hardware, third party courseware and other increased 16%. PLATO Education total revenues of $21,163,000 for the first nine months of fiscal 1997 decreased by $320,000 or 1% as compared to revenues of $21,483,000 for the first nine months of fiscal 1996. The Company historically has experienced significantly higher levels of revenues in its fourth fiscal quarter.

Aviation Training courseware revenues for the first nine months of fiscal 1997 of $2,695,000 decreased 5% over the first nine months of fiscal 1996.

GROSS PROFIT:

Gross profit for the first nine months of fiscal 1997 decreased by $588,000 or 3% to $20,138,000 as compared to $20,726,000 for the first nine months of fiscal 1996. The Company's gross margin was 84% for the first nine months of fiscal 1997 and 1996.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first nine months of fiscal 1997 increased by $4,007,000 or 22% to $22,426,000 as compared to $18,419,000 for the first nine months of fiscal 1996. This increase was due primarily to higher PLATO Education sales and marketing expenses resulting from the planned expansion of the sales and service organization.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first nine months of fiscal 1997 increased by $1,917,000 or 50% to $5,758,000 as compared to $3,841,000 for the first nine months of fiscal 1996. This increase was due principally to the continued expansion of PLATO Education products.

OPERATING LOSS:

The operating loss was $8,046,000 for the first nine months of fiscal 1997 as compared to $1,534,000 for the first nine months of fiscal 1996. The nine month loss reflects the impact of a traditionally lower level of revenue in the first nine months of the Company's fiscal year, as well as the absorption of an increased fixed base of sales, marketing and product development costs related to PLATO Education's expansion.

INTEREST EXPENSE:

Interest expense for the first nine months of fiscal 1997 was $867,000 as compared to $550,000 for the first nine months of fiscal 1996. Interest expense increased principally due to the Company's long-term debt incurred in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $731,000, net accounts receivable of $20,723,000, and its line of credit. The Company has total installment receivables of $13,467,000 at July 31, 1997, of which $12,180,000 are due within one year and are included in net accounts receivable.

Net cash used in the Company's operating activities was $5,321,000 in the first nine months of fiscal 1997 as compared to $4,352,000 in the first nine months of fiscal 1996. Cash flows from operations were used principally to fund the Company's working capital requirements as it invests in new products and expands its PLATO Education sales and service organization. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide borrowings up to a maximum of $18,000,000. At July 31, 1997, borrowings of $8,964,000 were outstanding at an interest rate of 10%. The Company did not comply with a financial covenant requiring a minimum level of operating profit for the nine months ended July 31, 1997. On August 29, 1997, the Company obtained a waiver from its lender for such covenant for the period ending July 31, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company's net cash used in investing activities in the first nine months of fiscal 1997 was $648,000 for capital expenditures.

Net cash provided by financing activities in the first nine months of fiscal 1997 was $6,285,000 which primarily represents borrowings under the Company's line of credit and proceeds from the issuance of long-term debt (see Note 3 of Notes to Consolidated Financial Statements).

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits
              Exhibit No.    Description of Exhibits                      Page

                  11         Statement Regarding Computation of Per
                             Share Income (Loss)                           16

         (b)  Reports on Form 8-K

                             No reports on Form 8-K were filed for the quarter ended July 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 1997


                                       TRO LEARNING, INC.



                                       By   /s/William R. Roach
                                            ----------------------------------
                                            William R. Roach
                                            Chairman of the Board, President
                                            and Chief Executive Officer
                                            (principal executive officer)



                                            /s/Andrew N. Peterson
                                            ----------------------------------
                                            Andrew N. Peterson
                                            Senior Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Secretary
                                            (principal financial officer)



                                            /s/ Mary Jo Murphy
                                            ----------------------------------
                                            Mary Jo Murphy
                                            Vice President, Corporate
                                            Controller and Chief Accounting
                                            Officer
                                            (principal accounting officer)