Form 10-K
period 1997-10-31
TRO LEARNING INC
filed 1998-01-15
CIK 893965

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                      FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                          or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                            COMMISSION FILE NUMBER 0-20842
                                                   -------

                                  TRO LEARNING, INC.
                                  ------------------
                (Exact name of Registrant as specified in its charter)

Delaware                                                             36-3660532
--------                                                             ----------
(State or other jurisdiction of incorporation or organization)    (IRS Employer
                                                         Identification Number)

1721 Moon Lake Blvd., Suite 555  Hoffman Estates, IL                      60194
----------------------------------------------------                      -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (847) 781-7800
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, Par Value $.01 Per Share
                       ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X       No
                                                   -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 10, 1997 was: 6,405,346 shares.

The aggregate market value of common stock (based on the closing price on December 10, 1997) held by non-affiliates of the Registrant was approximately $28,948,000.

Index for exhibits is located on page 55.

This document contains 59 pages.

                         DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 16, 1998 (the "1998 Proxy Statement") is incorporated herein by reference in Part III of this Form 10-K. Pursuant to Regulation 14A under the Securities Exchange Act of 1934, the 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.


                      NOTE REGARDING FORWARD LOOKING INFORMATION


This Form 10-K contains forward looking statements identified by the use of "believes", "expects", "anticipates", and similar expressions. Such statements are subject to risk and uncertainties that could cause actual results to differ from those contemplated by the forward looking statement. Such risks and uncertainties include any change in the market acceptance of the Company's products and services, the risk of failure of the Company's technology to remain at market standards, the risk of the Company being able to finance its business operations, and other similar business and market risks. Readers are cautioned not to place undue reliance on such forward looking statements.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997


                                  TABLE OF CONTENTS
                                  -----------------

                                                                           Page
                                                                           ----
                                        PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
Item 2.  Facilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 24
Item 4.  Submission of Matters to Vote of Security Holders . . . . . . . . . 24

                                       PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
            Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
Item 6.  Selected Consolidated Financial Data. . . . . . . . . . . . . . . . 29
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . 30
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . 37
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . . . 54

                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . . 54
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 54
Item 12. Security Ownership of Certain Beneficial Owners and Management. . . 54
Item 13. Certain Relationships and Related Transactions. . . . . . . . . . . 54

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . 55

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 59

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I


ITEM 1.   BUSINESS

GENERAL:

TRO Learning, Inc. (the Company) is a leading developer and marketer of microcomputer-based, interactive, self-paced instructional systems used in a wide variety of adult settings. Offering comprehensive educational courseware specifically designed for young adult and adult learners, the Company's PLATO-Registered Trademark- Learning Systems are marketed to middle schools and high schools, community colleges, job training programs, correctional institutions, government-funded programs, the military, and corporations. The Company's TRO Aviation Training Systems are marketed to airlines worldwide for use by commercial airline pilots, maintenance crews, and cabin personnel.

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

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.   BUSINESS, CONTINUED

COMPANY STRATEGY:

The Company's strategy is to address the needs of adult and young adult learners by providing a broad range of interactive, multimedia, self-paced educational and training courseware delivered on personal computers. The critical elements of the Company's business strategy are as follows:

TARGET ADULT AND YOUNG ADULT MARKET OPPORTUNITIES. The Company targets growing market niches that serve adult and young adult learners rather than pre-school and elementary school-aged children. These market niches, including the corporate workplace environment, have specific educational and training requirements that can be addressed by the Company's computer-based products and services. The Company's courseware incorporates themes, graphics and media appropriate to adult and young adult learners.

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

INTERNET/INTRANET DELIVERY:

The Company is focused on developing the broadest delivery system for its instructional management system and courseware library. The rapid acceptance and worldwide accessibility of the Internet, as well as the increased acceptance of a technology-based distance learning model, offers the potential of just-in-time learning and expanded access to PLATO education and training products. Internet delivery is also very supportive of the sales and marketing focus on organizations

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.   BUSINESS, CONTINUED

INTERNET/INTRANET DELIVERY, CONTINUED

providing a wide range of education and training services throughout the community, allowing for new distribution channels to complement the direct sales model.

Corporations and many of the larger school districts and training organizations have developed intranets to share information and communication. The expanding availability of intranets offers a platform for the delivery and distribution of education and training across the organization to any location. With the availability of high-speed telecommunications links between facilities, intranets are a powerful delivery system for PLATO education and training.

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

          - Widely reported declines in standardized test scores and an increased demand by states and school districts for measurable results of such programs have increased concern over training and educational program effectiveness.

          - Legislative initiatives and governmental mandates (such as welfare, prison reform, and regulatory requirements in the aviation industry) have increased the demand for education and training outside traditional educational settings.

          - Dramatic improvements in the price and performance of hardware have made it feasible for more institutions to purchase microcomputers of adequate power to deliver effective educational and training courseware products.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.   BUSINESS, CONTINUED

MARKET OVERVIEW, CONTINUED

          - Advances in instructional design, programming, and presentation technologies have made it possible to develop courseware and software cost-effectively.

          - The development of multimedia software has heightened the interest in education and training, both for business and education as well as for the consumer market.

A prominent example of these trends is the PLATO Learning System, which combines extensive courseware and curriculum management software with networked hardware and system management software. The Company believes sales will grow at a faster rate in the adult and young adult markets than in the traditional primary school markets. The adult and young adult segments of the education markets are receiving increased levels of funding as schools, government, and private sector programs seek to reduce school drop-out rates and to provide basic skills and education. Further, private sector employers continue to provide their employees with remedial and basic literacy skills training as well as specific job-related training.

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

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.   BUSINESS, CONTINUED

PRODUCTS AND SERVICES:

The Company develops and markets microcomputer-based, interactive, self-paced instructional systems. The Company also delivers its PLATO Education courseware products to customers over the Internet or intranets. Although the design and specific features of a system depend upon the particular needs of each client, a learning system typically includes a library of educational courseware, instructional management software, a delivery system, and consulting services. The Company provides educational courseware and services to middle and high schools, community colleges, job training programs, correctional institutions, government-funded training programs, the military and private industry. It also provides courseware for the aviation industry, developed by the Company in partnership with aircraft operators. The suite of courseware currently available encompasses the majority of modern aircraft types manufactured by Boeing, Airbus, Fokker, Saab, Bombadier, ATR, British Aerospace and McDonnell-Douglas. Solutions are offered for all aspects of an airline's training requirements for flight crews (pilot and cabin staff) and ground personnel (aircraft maintenance and support services).

In general, the PLATO Learning System offers educators an effective supplement or alternative to traditional, instructor-led education. A typical learning system installation consists of 10 to 30 workstations, educational courseware, instructional management software, and hardware and typically sells for $50,000 to $200,000. PLATO Learning Systems are currently installed at over 3,000 sites with an aggregate of approximately 52,000 workstations. The Company's PLATO clients include New York City Board of Education, State of Tennessee Board of Regents, California Department of Corrections, Montana Department of Corrections, AT&T, Abbott Laboratories, Honeywell, Georgia Pacific, Kimberly-Clark, Printpack, Saturn, USAA, Siemens, Bethlehem Steel, Houston Community College, Victoria Independent School District, Garland Independent School District, Dayton Public Schools, Polk County Schools, Glendale Union High School District, Weber County Schools, New Hampshire Technical College System, Florida Correctional Educational School Authority, and Open Learning Agency (Canada).

The Company's Aviation Training Systems address the training needs of the aviation industry through the analysis, design and development of courseware specific to a particular training requirement; and through the resale of its library of courseware titles. In fiscal 1997, the average Aviation Training System sale was in excess of $300,000. Over the past seven years, the Company has sold to more than 90 of the world's major airlines and key companies within the aviation industry and its courseware can be found on over 1,400 workstations. The Company's Aviation Training clients include United Airlines, American Airlines, Lufthansa, SAS, Singapore Airlines, Flight Safety International, Crossair, Kuwait Airways, Malaysia Airlines, Gulf Air, Cathay Pacific Airways, Braathens SAFE, CST Berlin, Czeskolovenske Aerolinie, Hughes Flight Training, Icare and SAAB Aircraft. In fiscal 1997, the Company derived approximately 88% of its

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.   BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

Aviation Training revenues from sales to non U.S.-based air carriers. See Note 7 of Notes to Consolidated Financial Statements for geographic area information.

COURSEWARE:

The PLATO Learning System courseware library has over 5,000 hours of on-line instruction, including in excess of 3,300 lessons and 8,500 objectives. PLATO offers a comprehensive curriculum developed specifically for adult and young adult learners. The Company's Aviation courseware library consists of over 2,000 hours of on-line, highly-interactive instruction and simulation of aviation-related topics. This library is being increased by over 250 hours of new courseware each year developed by the in-house development team. The library covers a range of topics for pilot transition and recurrent training, in-flight cabin services (including safety and survival courses), maintenance and air traffic control. The following tables set forth the current
PLATO and Aviation courseware.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.   BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

COURSEWARE, Continued

               PLATO LEARNING SYSTEM COURSEWARE AND SOFTWARE OFFERINGS

PLATO COURSEWARE:                      THIRD PARTY COURSEWARE:
----------------                       ----------------------

COMMUNICATION                          Reading Horizons
Reading 1 and 2                        Mindplay Writing Series
Writing Series                         English Discoveries (ESL)
Communication                          Projects for the Real World
Reading for Information                Job Skills for the Real World
Writing in the Workplace               Basic Skills for the Real World
Advanced Reading Strategies            Rediscover Science 6-9 and 9-12
                                       Towards Algebra
MATHEMATICS                            Business Software Training Series
Math Fundamentals                      Substances Abuse Series
Math Fundamentals (Spanish Edition)    Blueprint Reading
Applied Math                           Mastering Geometric Dimensioning and
Data Skills                                Tolerancing
Pre-Algebra                            Technical Skills Series
Beginning, Intermediate and Advanced   Health, Safety and Environmental Series
    Algebra                            Ultrakey Keyboarding
Beginning and Intermediate Algebra
    (Spanish Edition)                  PLATO SOFTWARE PRODUCTS
Geometry and Measurement 1 and 2       PLATO Curriculum Manager
Trigonometry                           PLATO Pathways Instructional Management
Calculus 1 and 2                           System for Windows
                                       PLATO Remote Administration
SCIENCE                                PLATO Records Transfer and Consolidation
Science Fundamentals                       Utility
Chemistry 1 and 2                      PCD3 Authoring System
Physics 1 and 2                        PLATO S.T.A.R.

SOCIAL STUDIES
Social Studies

TECHNOLOGY
Quality Fundamentals

LIFE SKILLS
Life and Job Skills
Parenting Skills

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

COURSEWARE, Continued
                               TRO AVIATION COURSEWARE

FLIGHT                                      IN-FLIGHT SERVICES
Airbus:   A300-600                          B747-700 and B757 Transition
                                                 Training
          A310                              Basic Service
          A320                              Key Position
          A321                              Recurrent Emergency Training
          A320 FMGS LOFT Trainer            Cocktail Services
          A330                              Preflight/Inflight/Postflight
                                                 Responsibilities
          A340                              New Tech Cart
Boeing:   B737-200 to B737-300 Differences  Single Aisle Cabin and Galley
                                                 Systems
          B737-300/400/500                  Cabin and Galley Systems: B767 and
                                                 DC-10
          B737-300 FMGS LOFT Trainer        B747 Equipment and Systems
          B747-400                          Purser Control Center (PCC)
          B747-400 Systems Simulations      Cabin Intercom Data Systems (CIDS)
          B747-400 Freighter Difference
          B757                              SYSTEMS AND OPERATIONS
          B757/767 FMGS LOFT Trainer        Traffic Collision and Avoidance
                                                 (TCAS) Systems
          B767                              Category (CAT) II and III
                                                 Operations
Canadair: Regional Jet                      North Atlantic Navigation
Fokker:   F50                               South Atlantic Navigation
          F100                              KNS 660 Area Navigation
Saab      2000                              International Flight Operations
          2000 FMGS LOFT Trainer            Head Up Guidance System (HUGS)*
                                            ACARS
MAINTENANCE TRAINING                        ETOPS*
McDonnell-Douglas     MD-80                 Aircraft Performance
Jet Aircraft Maintenance Fundamentals*      Collins 4200 and 6000* FMS Trainer
Ramp Services                               Navigation Trainer*
A340 CMCS Simulation
B747-400 CMS Simulation                     SAFETY AND SURVIVAL
                                            First Aid
GENERAL AVIATION                            General Safety and Emergency
Beech Baron                                 Safety and Emergency: A320/330/340
Beech Bonanza F33 and A36                   Safety and Emergency:
                                                 B737/747/767/777
Piper Arrow                                 Dangerous Goods
Piper Cheyenne IIIA                         Airline Security
Eagle (PPL)                                 Basic Cabin Crew Courses

AIR TRAFFIC CONTROL
CAA NERC System
Central Flow Management

_____________________________________________
* in development

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

PLATO COURSEWARE AND SOFTWARE:

Each PLATO course teaches a set of skills which has been defined in terms of measurable performance. The course teaches the skill through a progression of tutorials and practice lessons with diagnostic feedback. New courseware developed has added an instructional model focused on problem-solving. Learners have access to assessments which target instruction. After each sequence of tutorial and practice, a test follows which verifies the learner's achievement. The PLATO Curriculum Manager (described below) can identify the specific skills each individual learner needs to master, and prescribe instruction the student needs. Teachers can adapt PLATO courseware to their own lesson plans because of its modular design. While PLATO can be used effectively with minimal teacher support, the Company believes that the greatest learning gains are achieved when teachers use PLATO to transform their role in the classroom from mere information presenter to that of tutor, manager, and counselor.

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

Adult Basic Literacy Exam (ABLE)            Comprehensive Adult Student
American College Test (ACT)                      Assessment System (CASAS)
California Achievement Test (CAT)           General Education Development Exam
California Basic Education Skills Test           (GED)
  (CBEST)                                   Scholastic Aptitude Test (SAT)
Canadian Adult Achievement Test (CAAT)      Test of Achievement and Proficiency
                                                 (TAP)
                                            Test of Adult Basic Education
                                                 (TABE)

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

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

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

A NEW GRAPHIC LOOK. New graphics are instructionally integrated and visually appealing to our target audience of young adult and adult learners. The graphics were carefully designed and created to contribute to the instructional objectives and to enhance the learning experience. Animation and color combine to make the new PLATO products what the Company believes to be the premier computer-based instructional system on the market today.

NEW INSTRUCTOR OPTIONS. New features have been added that allow instructors to easily preview and review all aspects of each lesson, including a review of all questions. This "page down" mode will be extremely helpful in facilitating instructor familiarization with PLATO lessons.

Building on an excellent foundation, these new features significantly enhance and further improve the effectiveness and acceptance of PLATO. In 1995 and 1996, the Company completed the development of a major new program designed to enhance the foundation skills of workers in support of the high performance workplace required by business and industry to be competitive in today's global economy. PLATO-Registered Trademark- WorkSkills focuses on developing the reading, math, writing, and communication skills necessary for worker success, using a series of skill-building lessons structured in skill levels to accommodate the different competencies necessary to perform specific job functions. The PLATO WorkSkills curricula have broad applicability in the school and job training markets as well, fully complementing the core PLATO courseware library. The development of PLATO WorkSkills was the result of extensive consultation with a wide range of large and small companies representing many business sectors, as well as with state and local

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

PLATO COURSEWARE AND SOFTWARE, Continued

secondary and adult educators, both individually and through an advisory group process. The new curricula will further enhance the Company's leadership position in the education and training market.

In the past year, the first Windows-based curriculum, Advanced Reading Strategies, was released. It builds on the PLATO instructional model and adds extensive problem-based activities to enhance and extend learning, consistent with new trends in education and training. New courseware under development builds on this instructional architecture, adding extensive media, including animation, audio and video, and extending the problem-based applications.

TRO AVIATION COURSEWARE:

Substantially all of the Aviation Training courseware library has been developed over the last seven years. This courseware offers high-quality, cost-effective methods of meeting the training requirements imposed, in particular, by regulatory authorities. The demands placed on the aviation industry by these authorities make the use of computer-based training an efficient and cost-effective way of covering these training requirements. Courseware can be customized to accommodate different equipment configurations and individual airline operating policies. The Aviation Training group follows industry standard training analysis techniques and has received ISO 9001 certification for quality procedures.

Courseware development begins with an initial analysis of the customer's training requirement, including the overall job and skills required, the relevant regulations, the target student population and a financial analysis of the costs of various training approaches (including the cost of not training).

Following initial analysis, the design phase begins, during which time the details required in the courseware modules are gradually developed. At all times, the customer's training authority describes, checks and approves the technical content before it becomes finalized on screen, or supported with audio material. The development team includes specialists in video, computer audio, graphics and animation. Many of the courseware packages can be presented in different languages.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

TRO AVIATION COURSEWARE, Continued

Courseware developed includes tutorials and competency-based drill and practice procedure simulations, providing students with a realistic, highly-interactive, criterion-referenced training environment.

Development tools, including many of the new Windows-based packages, enable courseware to be produced efficiently and to facilitate customization and maintenance. The Company is constantly reviewing new development tools and its development specialists are active in networking within the market place to ensure that only the most up-to-date, efficient and cost-effective tools are utilized. The Company also monitors some of the most advanced computer techniques, such as virtual reality. If these technologies become viable training tools, the Company is positioned to take full advantage of them.

New regulations are continuously forcing aircraft operators into new training activities. One such area covers the training and licensing of aircraft maintenance staff. In response to this requirement, TRO partnered with Lufthansa to analyze, design and produce the Jet Aircraft Maintenance Fundamentals (JAMF) courseware package of some 130 hours. These regulations will eventually be adopted worldwide and TRO will initially be the only company to offer a fully comprehensive course covering the majority of topics demanded by the regulators. Additionally, there are a number of PLATO courses that have been identified to support some of the basic educational requirements of the new regulations.

Another new area for Aviation Training is the introduction of Ab Initio courseware for new pilot students. An exclusive marketing contract has been signed to market this courseware worldwide. Topics ranging from Theory of Flight Meteorology and Power Plant to Navigation Principles are covered in this 150-hour package, which is delivered on CD-ROM and uses all relevant multi-media training techniques. The courseware addresses the topics required for basic pilot licenses from most of the regulatory authorities throughout the world.

INSTRUCTION MANAGEMENT SOFTWARE:

Both the Company's PLATO and Aviation courseware are managed by sophisticated computer-based software called the Curriculum Manager. It provides an effective means of monitoring learner progress and recording and reporting performance data. The Curriculum Manager provides access to courseware as well as administrative control of the integrated learning system, and gives instructors the flexibility to design customized learning paths to meet individual learner needs, program objectives and/or alignments. Through the Curriculum Manager, courseware can be

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

INSTRUCTION MANAGEMENT SOFTWARE, Continued

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

The Company has just completed the development of a new, state-of-the-art, highly sophisticated Windows-based instructional management system, PLATO-Registered Trademark- Pathways, that will replace the current DOS-based Curriculum Manager for systems that support the Windows operating environment. PLATO Pathways incorporates a new, easy to use graphical user interface allowing administrators and instructors to create customized learning paths and monitor student progress. A new suite of reports, including graphical and comparative reports, has been designed into the new system. PLATO Pathways includes step-by-step help sequences to guide administrators and instructors to perform specific functions easily. Because PLATO Pathways is Windows-based, third-party programs compatible with MS DOS-TM-, MS Windows 3.x-TM-, or Windows-TM- 95 can be integrated easily into lesson plans to enhance the learning process.

DELIVERY SYSTEMS:

The PLATO delivery system is configured to use personal computers (PC's) running MS-DOS-TM- or MS-Windows/DOS-TM-. While the PLATO system can run on a stand-alone PC with a CD-ROM drive, the vast majority of installations use a local area network (LAN) with a file server computer and 10 to 30 workstation PC's. The PLATO system may be physically housed in a single room or laboratory setting or dispersed among several rooms within a building or buildings in a campus setting. Additionally, PLATO LAN-based systems may be configured with remote administration software enabling any number of distant learning locations and workstations to be connected to a central site via telecommunications software and hardware. Courseware is stored on the file server on a high speed hard disk or, for single PC's and CD-ROM server networks, on a CD-ROM. Students access the file server through the LAN and the network software accesses the courseware as needed. Instructors can monitor the system and the students via any workstation, or using a dedicated administrator's workstation, printing test results or other data on a network printer.

A typical Aviation Training System is configured to run on 486 and Pentium-TM-multimedia PC's. Aviation Training courseware can run on stand-alone or networked systems ranging from a few

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

DELIVERY SYSTEMS, Continued

workstations to a company-wide intranet with full administrative and student monitoring capabilities. Since many airlines have large information technology departments, the Company is becoming less involved in the supply and installation of hardware, but still retains a worldwide customer consultation and support capability when clients require it. There are also a growing number of airlines reviewing the benefits of using laptop computers with courseware to enable training at any time.

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

Based on the positive results of the Tennessee pilot, the Company has introduced the production version of PLATO courseware on the Internet. The new platform includes a Windows-based learning folder that allows seamless access to both local computer and World Wide Web-based learning resources. The product includes delivery of the PLATO library over the Internet using the new PLATO Pathways instructional management system, access to Web links and off line resources, and discussion groups. Program coordinators, who manage learner activity, have special access to new Web-based tools for creating and managing learner activity, managing discussion groups and generating administrative reports on learner usage and progress. In addition, provisions have been made for adding third-party Web and non-Web based products to enhance the breadth and scope of the learning experience.

Currently, TRO is delivering PLATO courseware on the Internet via a network of PLATO Education Partners (described below), a regional telephone company (BC-TEL), as well as several charter schools. In addition, the Company expects to deliver PLATO courseware on the Internet via another regional telephone company (Bell South) in 1998. The Company is currently adding new features such as the ACT WorkKeys locator tests, a new Windows-based assessment system, problem-based Web activities, and the Company's new Windows-based courseware products.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCTS AND SERVICES, CONTINUED

CONSULTING SERVICES:

Pre-sale and post-sale support services provided by the Company's education consultants assist in the successful implementation of the Company's programs. Education consultants help clients prepare the site for installation of computer hardware and software, monitor the actual installation process, and provide on-site consultation and training for lab managers, instructors and administrators in the use and integration of courseware within their programs. The Company's education consultants maintain ongoing contact with each client, providing consultative and support services to ensure the success of their programs.

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

As of October 31, 1997, sixty-nine account managers are responsible for sales of PLATO Learning Systems and for maintaining an active relationship with both current and potential clients. Sixty-one education consultants are responsible for training clients and implementing PLATO Learning Systems.

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

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

SALES AND MARKETING, CONTINUED

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

COMPETITION:

In all of its markets, the Company competes primarily against more traditional methods of education and training, principally live classroom instruction. The Company has seen increased acceptance of multimedia-based, computer-aided methods of training and education due to, among other reasons, their flexibility, cost-efficiency, and demonstrated effectiveness.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

COMPETITION, CONTINUED

Within the education and training services market, the Company competes primarily on the basis of the depth and recognized quality of its courseware and its ability to deliver a flexible, cost-effective, and customized solution to a client's education and training needs on a timely basis. Based on recent competitive situations in which it has participated, the Company believes that product depth, quality, and effectiveness are more important competitive factors than price.

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

The Company's competition in computer-based aviation training comes from three distinct sources: airframe manufacturers, airlines' internal training departments, and other computer-based training companies. Major airframe manufacturers such as Airbus, Boeing, and McDonnell-Douglas occasionally provide their own training programs with the purchase of the aircraft. Often, airlines accept these courses because they are included in the purchase price of the aircraft. Internal training departments of airlines also compete with the Company. The Company believes that airlines have developed their own training programs because the quality of training provided by airframe manufacturers has been inconsistent. Large airlines, for example, American Airlines and Delta Airlines, have significant internal resources to develop courseware. Internally developed programs include stand-up instruction, audio and video tape, and computer-aided training programs. The Company's major external competitor is Attachematc Corporation. The majority of this competitor's courseware, which is principally owned by third parties and marketed by Attachematc, uses older technology and was developed in a lower resolution than the Company's courseware.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

The technological aspects of product development, maintenance, and client support are in many ways similar for all of the Company's products.

The Company's product development and systems development group develops, enhances, and maintains the courseware, curriculum management software, and delivery system platforms employing a rigorous multi-phased product development methodology and process management system. While based on both classical instructional design concepts and models, as well as

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT, CONTINUED

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

The Company recently released its first major new PLATO Education product specifically developed for Windows. The Advanced Reading Strategies (ARS) course has been developed with the Company's new WinPLATO architecture using the Asymetrix ToolBook Author system. Seven new Windows courses for the education and workplace environments are currently in development and will be released in phases during 1998.

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

Full-time professionals, with general technical expertise and extensive operational knowledge of the Company's products, provide pre-sales technical consultation and support to the Company's field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals also consult and

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT, CONTINUED

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

PROPRIETARY RIGHTS:

The Company regards its courseware and software as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, license and distribution agreements, employee and third-party non-disclosure agreements, and other methods to protect its proprietary rights. The Company owns the federal registration of the PLATO trade-mark. In addition, in 1989 Control Data assigned to the Company federally-registered copyrights in the PLATO courseware. The Company has not recorded the assignment of these copyrights because it believes the additional statutory rights resulting from recordation are not necessary for the protection of the Company's rights therein. The Company has federal copyrights in all PLATO and Aviation courseware produced since 1989. The Company has not applied for trademark registration at the state level, but has instead relied on its federal registrations and state common law rights to protect its proprietary information. The Company has registered trademarks in the United States and overseas for PLATO. The Company regards these registrations as material to its

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 1.  BUSINESS, CONTINUED

PROPRIETARY RIGHTS, CONTINUED

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

BACKLOG:

The Company's backlog consists of orders for the delivery of goods and services in future periods. The total Company backlog was approximately $11.7 million at October 31, 1997 and $17.5 million at October 31, 1996. The backlog for PLATO Education and Aviation Training was $8.5 million and $3.2 million, respectively, at October 31, 1997. From time to time, the Company may have longer-term contracts in its backlog for the delivery of Aviation Training and PLATO Learning Systems. At October 31, 1997, approximately $1.6 million of such orders (included in the foregoing backlog figure) are expected to be delivered subsequent to fiscal 1998.

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

EMPLOYEES:

As of October 31, 1997, the Company employed 358 people on a full-time basis, including 73 in product development and operations, 209 in sales and marketing, 47 in technical support, and 29 in finance and administration.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I


ITEM 2.  FACILITIES

The Company leases approximately 50,000 square feet of office and warehouse space in Edina and Bloomington, Minnesota for its corporate headquarters and 5,400 square feet of office space for its executive offices in Hoffman Estates, Illinois. The Company's Canadian subsidiary leases 2,700 square feet for its principal offices in Toronto, and the United Kingdom subsidiary occupies 8,000 square feet in Berkshire, England. The Company also maintains sales offices in Dallas, Houston, San Antonio and Texarkana, Texas; Skippack, Pennsylvania; Alexandria, Virginia; Huntington Beach, California; Ft. Lauderdale, Florida; Westport, Connecticut; Lenexa, Kansas; Chicago, Illinois; Nashville, Tennessee; and Charlotte, North Carolina. In Canada, the Company maintains sales offices in Vancouver, British Columbia; Bedford, Nova Scotia; Winnipeg, Manitoba; and Moncton, New Brunswick.

The leases for the Company's offices in Edina and Bloomington, Minnesota expire March 31, 1999 and March 31, 2001, respectively and the lease for the executive offices in Hoffman Estates, Illinois expires August 31, 2000. See Note 6 of Notes to Consolidated Financial Statements.

The Company's leased facilities are adequate to meet its business requirements.

ITEM 3.  LEGAL PROCEEDINGS

On December 15, 1997, a securities fraud class action was filed in the United States District Court for the Northern District of Illinois against the Company and two of its current and former executive officers. The purported class action was filed on behalf of all persons who purchased common stock of the Company during the period December 7, 1995 through June 10, 1997, seeking damages for alleged violations of the federal securities laws. The complaint in the purported class action alleges that throughout this time period, defendants knowingly participated in a course of conduct involving misrepresentation and concealment of adverse material information about the business and finances of the Company. The complaint alleges that the course of action followed by the defendants caused the plaintiff and other members of the purported class to purchase the Company's securities at artificially inflated prices. The complaint seeks damages suffered as a result of the actions of the defendants, including costs, expenses and fees incurred in the litigation.

The Company cannot predict the outcome of this litigation but believes it has meritorious defenses to these allegations and intends to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1997.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company are as follows:

    William R. Roach         Chairman of the Board, President and Chief
                             Executive Officer
    G. Thomas Ahern          Senior Vice President, PLATO Education Sales and
                             Marketing
    Wellesley R. Foshay      Vice President, Instructional Design and Cognitive
                             Learning
    David H. LePage          Vice President, Systems Development, Client
                             Support and Operations
    Mary Jo Murphy           Vice President, Corporate Controller and Chief
                             Accounting Officer
    John Murray              Senior Vice President, Operations
    Andrew N. Peterson       Senior Vice President, Chief Financial Officer,
                             Secretary and Treasurer
    Steven R. Schuster       Vice President and Assistant Treasurer
    John C. Super            Vice President, Marketing
    Carl Thompson            Vice President, Aviation Sales and Operations

Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

William R. Roach, age 57, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding in 1989. Prior to founding the Company, from 1987 to 1988, Mr. Roach was President and Chief Executive Officer of Applied Learning International, Inc. (ALI), a training and education company and successor to Advanced Systems, Inc. (ASI), and a Director and Senior Vice President of ALI's parent, National Education Corporation (NEC). From 1981 to 1987, Mr. Roach was the Chief Executive Officer of ASI, a New York Stock Exchange listed training and education company which was acquired by NEC in 1987. After leaving ALI in 1988, Mr. Roach led a group of investors in pursuing an acquisition in the field of training and education.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED

G. Thomas Ahern, age 39, was promoted to Senior Vice President, PLATO Education Sales and Marketing in October 1997. From January to October 1997, he was Vice President, PLATO Education Sales, North America, and from December 1992 to October 1997 he served as Vice President, U.S. Sales, PLATO Education. Previously, he was Regional Vice President, Sales for the Company since its founding in 1989. From January 1989 to September 1989, Mr. Ahern was National Sales Manager for the training and education group of Control Data Corporation, a computer hardware, software and data services company.

Wellesley R. Foshay, Ph.D., age 50, has served as Vice President, Instructional Design and Cognitive Learning since the Company's founding in 1989. From 1987 to 1989, Dr. Foshay was Senior Director, Quality Assurance, Standards and Training for ALI.

David H. LePage, age 51, has served in his present capacity, Vice President, Systems Develop-ment, Client Support and Operations, since the Company's founding in 1989. From 1972 to 1989, Mr. LePage was General Manager, Systems Development and Technical Support for the training and education group of Control Data Corporation.

Mary Jo Murphy, age 41, joined the Company in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

John Murray, age 42, joined the Company in 1989 as Managing Director of the United Kingdom subsidiary. He has served in his present capacity, Senior Vice President, Operations since October 1997. From April 1996 to October 1997 he held the position of Vice President, Product Development. From November 1994 to March 1996, Mr. Murray was Vice President, Aviation Sales and Operations. He served as Vice President, Eastern Aviation Sales and Operations, from 1991 to 1994. From 1986 to 1989, Mr. Murray was Manager of Training Systems Group for Control Data Limited.

Andrew N. Peterson, age 45, joined the Company in April 1997 as Senior Vice President, Chief Financial Officer, Corporate Secretary and Treasurer. From 1995 to 1996 Mr. Peterson was Chief Financial Officer of TSR, Inc., a publishing company. From 1986-1994 Mr. Peterson held the position of Chief Financial Officer of Duplex Products, Inc., a business forms manufacturer. Mr. Peterson is a Certified Public Accountant and holds an MBA from Northern Illinois University.

Steven R. Schuster, age 37, joined the Company in December 1996 as Vice President and Assistant Treasurer. From 1993 to 1996, he was Vice President for Norwest Bank, a financial services company. Mr. Schuster was formerly the Assistant Treasurer of St. Jude Medical, Inc.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                        PART I

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED

John C. Super, age 50, joined the Company in 1990 as a Workplace Account Manager. He has served in his present capacity as Vice President, Corporate Marketing, since February 1997. From 1992 through 1996 he served as Vice President, Strategic Sales and during 1991 as Vice President Sales, Eastern Region. Prior to joining TRO, Mr. Super served in sales and management capacities with Wicat Systems and Computer Curriculum Corporation.

Carl E. Thompson, age 35, has served in his present capacity as Vice President, Aviation Sales and Operations and Managing Director of the United Kingdom Aviation Training subsidiary since April 1996. From November 1994 to March 1996 has was General Manager of the U.K. subsidiary. From May 1993 to October 1994 he was Manager - Customer Support, of Aviation Training. Prior to joining TRO, Mr. Thompson was Business Manager for CSS Limited, a computer services company.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION:

The Company's common stock is publicly traded on the NASDAQ National Market System under the symbol, TUTR.

The following table presents the high and low closing prices for the Company's common stock as reported by NASDAQ for each quarter during the years ended October 31, 1997 and 1996:

                                       FISCAL 1997
                      ----------------------------------------
                         FIRST    SECOND     THIRD    FOURTH
                      ---------  --------  -------  ----------
              High    $  21.88  $  11.50  $  12.13  $  11.00
              Low        10.00      7.06      7.00      7.25
                                       FISCAL 1996
                      ----------------------------------------
                         FIRST    SECOND     THIRD    FOURTH
                      ---------  --------  -------  ----------
              High    $  16.75  $  17.00  $  19.75  $  19.50
              Low         5.94     10.00     12.38     14.25

HOLDERS:

There were approximately 4,100 stockholders of record as of December 10, 1997 (includes individual participants in security position listings).

DIVIDENDS:

The Company has not declared or paid dividends on its common stock. The Company's ability to pay dividends is restricted by its revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements). While future dividend payments are at the discretion of the Board of Directors, the Company is growth-oriented and there is no present intention to pay a cash dividend on its common stock.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share data)


                                                                  YEAR ENDED OCTOBER 31,
                                        ----------------------------------------------------------------------
                                            1997           1996            1995           1994          1993
                                        -----------   ------------   ------------   ------------   -----------
INCOME STATEMENT DATA:

Revenues by product line:

PLATO Education. . . . . . . . . . . .  $  33,265      $  36,980      $  30,613      $  22,591      $  17,333

Aviation Training. . . . . . . . . . .      3,694          4,425          6,724          5,774          9,200

                                        -----------   ------------   ------------   ------------   -----------
Total revenues . . . . . . . . . . . .     36,959         41,405         37,337         28,365         26,533

Gross profit . . . . . . . . . . . . .     30,484         35,192         29,669         22,587         21,419

Selling, general and  administrative
    expense. . . . . . . . . . . . . .     36,988         27,537         19,027         15,494         11,144

Product development and customer
    support. . . . . . . . . . . . . .      8,036          5,307          4,487          7,515          4,671

Operating income (loss). . . . . . . .    (14,540)         2,348          6,155         (1,222)         5,604

Interest expense . . . . . . . . . . .     (1,317)          (723)          (300)          (344)          (102)

Provision (credit) for income taxes. .      4,061            564          2,157           (533)         1,950

Income (loss) from continuing
    operations . . . . . . . . . . . .    (20,217)           982          3,752           (889)         3,785

Income (loss) from discontinued
    operations . . . . . . . . . . . .        ---            ---            ---         (1,250)          (738)

PER SHARE OF COMMON STOCK
    (Pro forma basis for 1993):

Income (loss) from continuing
    operations . . . . . . . . . . . .      (3.24)          0.15           0.60          (0.14)          0.63

Loss from discontinued
    operations . . . . . . . . . . . .         --            ---            ---          (0.20)         (0.12)

Net income (loss). . . . . . . . . . .      (3.24)          0.15           0.60           0.53           0.76

BALANCE SHEET DATA:

Total assets . . . . . . . . . . . . .     29,088         42,327         33,660         26,931         21,312

Total liabilities. . . . . . . . . . .     28,341         21,515         14,158         10,990          8,973

Stockholders' equity . . . . . . . . .        747         20,812         19,502         15,941         12,339

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

The Company is a leading developer and marketer of microcomputer-based, interactive, self-paced instructional systems used in a wide variety of adult settings. Offering comprehensive educational courseware specifically designed for young adult and adult learners, the Company's PLATO-Registered Trademark-Learning Systems are marketed to middle schools and high schools, community colleges, job training programs, correctional institutions, government-funded programs, the military and corporations. The Company's TRO Aviation Training Systems are marketed to airlines worldwide for use by commercial airline pilots, maintenance crews, and cabin personnel.

In November 1997, the Company announced that it had retained BancAmerica ROBERTSON STEPHENS to advise it regarding strategic alternatives to enhance shareholder value.

FISCAL 1997 COMPARED TO FISCAL 1996:

REVENUES:

Total revenues of $36,959,000 for 1997 decreased by $4,446,000 or 11% as compared to $41,405,000 for 1996. The following table highlights revenues by product line (in 000's):


                                                     PLATO Education       AVIATION TRAINING             TOTAL
                                                  --------------------    -------    -------     -----------------------
                                                    1997        1996        1997       1996        1997           1996
                                                  --------    --------    -------    -------     --------       --------
Courseware license and support . . . . . . . .    $27,830      $31,252     $3,390     $4,183      $31,220        $35,435
Hardware, third party courseware and other . .      5,435        5,728        304        242        5,739          5,970
                                                  --------    --------    -------    -------     --------       --------
     Total revenues. . . . . . . . . . . . . .    $33,265      $36,980     $3,694     $4,425      $36,959        $41,405
                                                  --------    --------    -------    -------     --------       --------
                                                  --------    --------    -------    -------     --------       --------


As summarized in the above table, PLATO Education courseware license and support revenues of $27,830,000 for 1997 decreased by $3,422,000 or 11% as compared to 1996. The majority of this decrease occurred in the fourth quarter of 1997 as compared to 1996. The Company does not anticipate that this is a long term trend.

Aviation Training revenues of $3,694,000 decreased by $731,000 or 17% from the prior year, reflecting a general weakness in the aviation industry.

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

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


FISCAL 1997 COMPARED TO FISCAL 1996, CONTINUED

GROSS PROFIT:

Gross profit for 1997 decreased by $4,708,000 or 13% to $30,484,000 as compared to $35,192,000 for 1996. This decrease was due principally to the decline in PLATO Education courseware revenues. The Company's gross margin was 82% for 1997 as compared to 85% for 1996, reflecting the decline in courseware revenues.

PLATO Education gross margin for 1997 was 83% compared to 86% for 1996. Aviation Training gross margin was 81% for 1997 compared to 76% for 1996.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for 1997 increased by $9,451,000 or 34% to $36,988,000 as compared to $27,537,000 for 1996. This increase was principally due to the additional provision for doubtful accounts of approximately $5,132,000 recorded in 1997, when it was determined that payment for numerous sales contracts would not be received. The majority of these sales were to customers which are dependent upon various government funding sources, and therefore subject to standard non-appropriation of funds. This one time adjustment is not expected to recur in future years.

In addition, PLATO Education selling expense increased by approximately $2,736,000, primarily for salaries, fringe benefits and travel due to the expansion of the sales and service organization.

In late fiscal 1997, the Company initiated plans to restructure its operations to achieve significant cost reductions and improve operating efficiencies.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for 1997 increased by $2,729,000 or 51% to $8,036,000 as compared to $5,307,000 for 1996. While PLATO
Education product development spending was comparable for 1997 as compared to 1996, product development expense increased principally as a result of decreased capitalization and the increased effect of amortization of previously capitalized costs.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FISCAL 1997 COMPARED TO FISCAL 1996, CONTINUED

OPERATING INCOME (LOSS):

Operating loss for 1997 was $(14,540,000) as compared to operating income of $2,348,000 for 1996. This decline was due primarily to the decrease in PLATO Education revenues and gross profit, and the increase in PLATO Education selling, bad debt and product development expenses.

INTEREST EXPENSE:

Interest expense was $1,317,000 for 1997 as compared to $723,000 for 1996. Interest expense increased due to the Company's long term debt incurred during 1997.

PROVISION FOR INCOME TAXES:

The Company took a non-cash tax charge of $4,061,000 in 1997 to record a valuation allowance against the deferred tax asset. Such valuation allowance has been provided based on the inherent uncertainty of predicting the sufficiency of the future taxable income necessary to realize the benefit of the net deferred tax asset in light of the Company's recent loss history and the competitive nature of the industry in which the Company operates.

FISCAL 1996 COMPARED TO FISCAL 1995:

REVENUES:

Total revenues of $41,405,000 for 1996 increased by $4,068,000 or 11% as compared to $37,337,000 in 1995. The following table highlights revenues by product line (in 000's):



                                                    PLATO Education          AVIATION TRAINING                  TOTAL
                                                  ---------------------------------------------------------------------------
                                                    1996         1995         1996        1995           1996           1995
                                                  ---------   ---------    ---------    --------      ---------       -------
Courseware license and support . . . . . . . .    $31,252     $ 25,612     $ 4,183      $ 4,599       $ 35,435        $30,211
Hardware, third party courseware and other . .      5,728        5,001         242        2,125          5,970          7,126
                                                  ---------   ---------    ---------    --------      ---------       -------
     Total revenues. . . . . . . . . . . . . .    $36,980     $ 30,613     $ 4,425      $ 6,724       $ 41,405        $37,337
                                                  ---------   ---------    ---------    --------      ---------       -------
                                                  ---------   ---------    ---------    --------      ---------       -------


As summarized in the above table, PLATO Education revenues of $36,980,000 for 1996 increased by $6,367,000 or 21% as compared to 1995. This increase can be attributed to increased market penetration resulting from the expansion of the PLATO Education sales force and new products.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FISCAL 1996 COMPARED TO FISCAL 1995, CONTINUED

REVENUES, CONTINUED:

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

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


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

LIQUIDITY AND CAPITAL RESOURCES:

As of October 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $537,000, net accounts receivable of $18,305,000 and its line of credit. The Company has total installment receivables of $6,829,000 at October 31, 1997, of which $6,264,000 are due within one year and are included in net accounts receivable.

Net cash used in the Company's operating activities was $5,677,000 in 1997, $4,223,000 in 1996, and $4,782,000 in 1995. Cash flows from operations were used principally to fund the Company's working capital requirements. In addition to cash flows from operations, the Company has

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

resources available under its revolving loan agreement to provide borrowings up to a maximum of $18,000,000 (see Note 3 of Notes to Consolidated Financial Statements). At October 31, 1997, borrowings of $8,908,000 were outstanding at an interest rate of 10%. The agreement provides for financial covenants which require a minimum level of operating profit and a minimum liabilities to equity ratio. The Company did not comply with the financial covenants for the year ended October 31, 1997. On December 8, 1997 the loan agreement was amended to waive compliance with certain covenants for the period ended October 31, 1997, to reset such covenants, to provide additional borrowings up to a maximum of $3,500,000 from time to time during certain periods of the term of the loan agreement and to extend the commitment through August 31, 1998. Additionally, the amendment terminated the Company's option to incur LIBOR-based interest loans and the option to automatically extend the commitment for an additional two years.

The Company's net cash flow used in investing activities was $762,000 in 1997 and $1,020,000 in 1996 principally for capital expenditures. The Company's net cash flow provided by investing activities was $1,557,000 in 1995, principally from the sale of marketable securities to fund working capital needs. The Company's capital expenditures totaled $762,000, $1,033,000, and $668,000 in 1997, 1996 and 1995, respectively. At October 31, 1997, the Company had no material commitments for capital expenditures.

The Company's net cash flow provided by financing activities was $6,527,000 in 1997, principally from long term debt issued, and $5,429,000 in 1996 and $3,319,000 in 1995, principally from borrowings under the line of credit.

The Company took a non-cash tax charge of $4,061,000 in 1997 to record a valuation allowance against the deferred tax asset. Such valuation allowance has been provided based on the inherent uncertainty of predicting the sufficiency of the future taxable income necessary to realize the benefit of the net deferred tax asset in light of the Company's recent loss history and the competitive nature of the industry in which the Company operates. In prior years the primary differences between pretax earnings for financial reporting purposes and taxable income for income tax purposes included revenue recognition, the capitalization of product development costs and various reserves. The Company has net operating loss carryforwards of approximately $27.5 million which do not start expiring until 2004.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


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

The Company is currently reviewing financing alternatives to meet its short and long-term working capital, capital expenditure, and business investment requirements.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
(a) (1)   Consolidated Financial Statements:

          Report of Independent Accountants. . . . . . . . . . . . . . .    38

          Consolidated Balance Sheets as of October 31, 1997 and 1996. .    39

          Consolidated Statements of Income for the years ended
          October 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .    40

          Consolidated Statements of Stockholders' Equity for the years
          ended October 31, 1997, 1996 and 1995. . . . . . . . . . . . .    41

          Consolidated Statements of Cash Flows for the years ended
          October 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .    42

          Notes to Consolidated Financial Statements . . . . . . . . . . 43-53

    (2) Consolidated Financial Statement Schedule for the years ended October 31, 1997, 1996 and 1995:

          Report of Independent Accountants on Consolidated Financial
          Statement Schedule . . . . . . . . . . . . . . . . . . . . . .    57

          Schedule II. Valuation and Qualifying Accounts and Reserves. .    58

All other schedules called for under Regulation S-X are not submitted because they are not applicable, or because the required information is not material or is included in the consolidated financial statements or notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
Board of Directors of
TRO Learning, Inc.


We have audited the accompanying consolidated balance sheets of TRO Learning, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRO Learning, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.


Chicago, Illinois
January 12, 1998

                         TRO LEARNING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                       OCTOBER 31,
                                                                                                -----------------------
                                                                                                   1997          1996
                                                                                                ----------     --------
                                                                   ASSETS

Current assets:

  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   537       $    475

  Accounts receivable, less allowances of $7,020 and $510, respectively . . . . . . . . . . . .    18,305         24,163

  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       990          1,097

  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       688          1,051

                                                                                                  --------      --------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,520         26,786

Equipment and leasehold improvements, less accumulated depreciation
  of $4,092 and $3,250, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,271          1,368

Product development costs, less accumulated amortization of $2,562 and $680, respectively . . .     5,989          5,528

Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ---          5,906

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,308          2,739

                                                                                                  --------      --------
                                                                                                  $29,088        $42,327
                                                                                                  --------      --------
                                                                                                  --------      --------


                                                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,472        $ 2,588

  Accrued employee salaries and benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,199          3,079

  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,072          3,705

  Revolving loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,908          8,612

  Deferred tax liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ---          1,845

  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,949          1,137
                                                                                                  --------      --------

     Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24,600         20,966

Long term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,050            ---

Deferred revenue, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       519            296

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       172            253

Stockholders' equity:

  Common stock, $.01 par value, 25,000 shares authorized;
     6,450 shares issued and 6,405 shares outstanding in 1997;
     6,190 shares issued and 6,167 shares outstanding in 1996 . . . . . . . . . . . . . . . . .        64             62
  Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,074         21,634

  Treasury stock at cost, 45 and 23 shares, respectively. . . . . . . . . . . . . . . . . . . .      (469)          (208)

  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (20,660)          (443)

  Foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . .      (262)          (233)

                                                                                                  --------       --------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       747         20,812
                                                                                                  --------       --------
                                                                                                  $29,088        $42,327
                                                                                                  --------       --------
                                                                                                  --------       --------



                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                       YEAR ENDED OCTOBER 31,
                                                                 --------------------------------------
                                                                    1997         1996           1995
                                                                 ----------    ---------      ---------
Revenues by product line:

  PLATO Education..............................................    $33,265     $36,980        $30,613
  Aviation Training............................................      3,694       4,425          6,724
                                                                 ----------    ---------      ---------
    Total revenues.............................................     36,959      41,405         37,337

Cost of revenues...............................................      6,475       6,213          7,668
                                                                 ----------    ---------      ---------
    Gross profit...............................................     30,484      35,192         29,669
                                                                 ----------    ---------      ---------
Operating expenses:

  Selling, general and administrative expense..................     36,988      27,537         19,027

  Product development and customer support.....................      8,036       5,307          4,487
                                                                 ----------    ---------      ---------
    Total operating expenses...................................     45,024      32,844         23,514
                                                                 ----------    ---------      ---------
      Operating income (loss)..................................    (14,540)      2,348          6,155

Interest expense...............................................     (1,317)       (723)          (300)

Interest income and other expense, net.........................       (299)        (79)            54
                                                                 ----------    ---------      ---------
      Income (loss) before income taxes........................    (16,156)      1,546          5,909

Provision for income taxes.....................................      4,061         564          2,157
                                                                 ----------    ---------      ---------
      Net income (loss)........................................   $(20,217)     $  982         $3,752
                                                                 ----------    ---------      ---------
                                                                 ----------    ---------      ---------
Income (loss) per  common and common equivalent share:

    Net income (loss)........................................     $  (3.24)     $ 0.15         $ 0.60
                                                                 ----------    ---------      ---------
                                                                 ----------    ---------      ---------
  Weighted average common and common equivalent shares
    outstanding..............................................        6,233       6,643          6,280
                                                                 ----------    ---------      ---------
                                                                 ----------    ---------      ---------



                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)

                                                             COMMON STOCK
                                            ----------------------------------------------
                                                                                                            FOREIGN
                                                                                                           CURRENCY        TOTAL
                                                                                  TREASURY   ACCUMULATED  TRANSLATION  STOCKHOLDERS'
                                            SHARES       AMOUNT   PAID IN CAPITAL  STOCK       DEFICIT     ADJUSTMENT     EQUITY
                                            -------      -------  --------------- --------   -----------  ------------ ------------
Balances, November 1, 1994. . . . . . . .    6,073       $ 61        $ 21,291          ---   $ (5,177)        $(234)     $15,941

  Net income. . . . . . . . . . . . . . .      ---        ---             ---          ---      3,752           ---        3,752

  Exercise of stock options and shares
     issued under employee stock
     purchase plan. . . . . . . . . . . .       27        ---              54          ---        ---           ---           54

  Repurchase of shares. . . . . . . . . .      (28)       ---             ---         (183)       ---           ---         (183)

  Changes in exchange rates . . . . . . .      ---        ---             ---          ---        ---           (62)         (62)
                                            -------      -------  --------------- --------   -----------  ------------ ------------

Balances, October 31, 1995. . . . . . . .    6,072         61          21,345         (183)    (1,425)         (296)      19,502

  Net income. . . . . . . . . . . . . . .      ---        ---             ---          ---        982           ---          982

  Exercise of stock options and shares
     issued under employee stock
     purchase plan. . . . . . . . . . . .       99          1             289           50        ---           ---          340

  Repurchase of shares. . . . . . . . . .       (4)       ---             ---          (75)       ---           ---          (75)

  Changes in exchange rates . . . . . . .      ---        ---             ---          ---        ---            63           63
                                            -------      -------  --------------- --------   -----------  ------------ ------------

Balances, October 31, 1996. . . . . . . .    6,167         62          21,634         (208)      (443)         (233)      20,812

  Net loss. . . . . . . . . . . . . . . .      ---        ---             ---          ---    (20,217)          ---      (20,217)

  Exercise of options, stock grants and
    shares issued under employee stock
    purchase plan . . . . . . . . . . . .      260          2             440          ---        ---           ---          442

  Repurchase of shares. . . . . . . . . .      (22)       ---             ---         (261)       ---           ---         (261)

  Changes in exchange rates . . . . . . .      ---        ---             ---          ---        ---           (29)         (29)
                                            -------      -------  --------------- --------   -----------  ------------ ------------

Balances, October 31, 1997. . . . . . . .    6,405       $ 64        $ 22,074        $(469)  $(20,660)        $(262)     $   747
                                            -------      -------  --------------- --------   -----------  ------------ ------------
                                            -------      -------  --------------- --------   -----------  ------------ ------------



                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                       YEAR ENDED OCTOBER 31,
                                                                             ----------------------------------------
                                                                                1997           1996           1995
                                                                             ----------      ---------      ---------
Cash flows from operating activities:

  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(20,217)        $  982         $3,752
                                                                             ----------      ---------      ---------

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      4,061            564          2,157

    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .      2,644          1,466            807

    Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . .      7,252          2,120            300

    Disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . . .          2            180             41

    Amortization of deferred revenue . . . . . . . . . . . . . . . . . . .        ---            ---           (251)

    Changes in assets and liabilities:

      Increase in accounts receivable. . . . . . . . . . . . . . . . . . .     (1,394)        (8,680)        (6,153)

      (Increase) decrease in inventories . . . . . . . . . . . . . . . . .        107            (52)           141

      (Increase) decrease in prepaid expenses and other current
        and noncurrent assets. . . . . . . . . . . . . . . . . . . . . . .      1,794          1,255         (1,746)

      Increase in product development costs. . . . . . . . . . . . . . . .     (2,251)        (3,356)        (2,851)

      Increase  in accounts payable. . . . . . . . . . . . . . . . . . . .        884            341            144

      Increase (decrease) in  accrued liabilities, accrued employee
        salaries and benefits and other liabilities. . . . . . . . . . . .        406            742           (522)

      Increase (decrease) in deferred revenue. . . . . . . . . . . . . . .      1,035            215           (601)
                                                                             ----------      ---------      ---------
        Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . .     14,540         (5,205)        (8,534)
                                                                             ----------      ---------      ---------
        Net cash used in operating activities. . . . . . . . . . . . . . .     (5,677)        (4,223)        (4,782)
                                                                             ----------      ---------      ---------

  Cash flows from investing activities:

    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .       (762)        (1,033)          (668)

    Proceeds from disposal of fixed assets . . . . . . . . . . . . . . . .        ---             13            ---

    Decrease in marketable securities. . . . . . . . . . . . . . . . . . .        ---            ---          2,225
                                                                             ----------      ---------      ---------
      Net cash  provided by (used in) investing activities . . . . . . . .       (762)        (1,020)         1,557
                                                                             ----------      ---------      ---------
  Cash flows from financing activities:

    Proceeds from issuance of long-term debt . . . . . . . . . . . . . . .      6,050            ---            ---

    Net proceeds from short term borrowings. . . . . . . . . . . . . . . .        296          5,164          3,448

    Net proceeds from the issuance of common stock . . . . . . . . . . . .        442            290             54

    Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . .       (261)           (25)          (183)
                                                                             ----------      ---------      ---------
      Net cash provided by financing activities. . . . . . . . . . . . . .      6,527          5,429          3,319
                                                                             ----------      ---------      ---------
  Effect of foreign currency on cash . . . . . . . . . . . . . . . . . . .        (26)            58            (63)
                                                                             ----------      ---------      ---------
  Net increase in cash and cash equivalents. . . . . . . . . . . . . . . .         62            244             31

  Cash and cash equivalents at beginning of period . . . . . . . . . . . .        475            231            200
                                                                             ----------      ---------      ---------
  Cash and cash equivalents at end of period . . . . . . . . . . . . . . .       $537           $475           $231
                                                                             ----------      ---------      ---------
                                                                             ----------      ---------      ---------
  Cash paid for interest expense . . . . . . . . . . . . . . . . . . . . .     $1,234           $829           $293
                                                                             ----------      ---------      ---------
                                                                             ----------      ---------      ---------



                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


NATURE OF BUSINESS:

TRO Learning, Inc. and its subsidiaries (the Company) develop and market microcomputer-based, interactive, self-paced instructional systems. The Company markets such systems primarily to educational institutions and private industry.

The Company's fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 1997, 1996 and 1995 relate to the fiscal years ended October 31, 1997, 1996 and 1995, respectively.

PRINCIPLE OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of TRO Learning, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

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

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Credit risk is minimized as a result of the large number of the Company's customers. The Company performs evaluations of its customers' credit worthiness and generally requires no collateral from its customers. Although many of the Company's educational customers are dependent upon various government funding sources, and are subject to non-appropriation of funds, the Company does not believe there is a significant concentration of risk associated with any specific governmental program or funding source. Reserves have been established for numerous sales contracts for which payments were not received in 1997 due to non-appropriation of funds. As of October 31, 1997, the Company had no significant concentrations of credit risk.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED


CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such investments are carried at cost, which approximates fair value.

INVENTORIES:

Inventories, which consist principally of goods purchased for resale, are stated at the lower of cost (first in, first out) or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs are expensed as incurred.

OTHER ASSETS:

Other assets include principally intangible assets and installment receivables with terms greater than one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company's debt is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

REVENUE RECOGNITION:

Revenue from the sale of education and training courseware licenses, computer hardware and related support services, principally maintenance, is recognized when the courseware, hardware, and related services are delivered. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company's problem resolution and support "hotline" service for a one year period. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED


PRODUCT DEVELOPMENT, ENHANCEMENT, AND MAINTENANCE COSTS:

The Company develops education and training products, referred to hereafter as courseware products. Costs incurred in the development of the Company's current generation courseware products and related enhancements and routine maintenance thereof are expensed as incurred. All costs incurred by the Company in establishing the technical feasibility of new courseware products to be sold, leased, or otherwise marketed are expensed as incurred. Once technical feasibility has been established, costs incurred in the development of new generation courseware products are capitalized.

Amortization is provided over the estimated useful life of the new courseware products, generally three years, using the straight-line method. Amortization begins when the product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination.

INCOME TAXES:

The Company accounts for income taxes as required under the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized.

COMPUTATION OF INCOME (LOSS) PER SHARE:

Income (loss) per share is based upon the weighted average number of shares of common stock outstanding and, where dilutive, common equivalent shares from stock options and warrants (using the treasury stock method) and other potentially dilutive securities. Fully diluted income (loss) per share is not presented since the results are equivalent to primary income (loss) per share.

FOREIGN CURRENCY TRANSLATION:

Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded as a separate component of stockholders' equity.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED


NEW ACCOUNTING STANDARDS:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS
128), which requires the dual presentation of basic and diluted earnings per share. Under SFAS 128, the dilutive effect of stock options is excluded for calculating basic earnings per share. The Company will be required to adopt SFAS 128 beginning in the interim period ending January 31, 1998, and all prior periods are required to be restated. There will be no impact on reported earnings per share for 1997 because the Company incurred a loss for the period. The impact is expected to result in an increase to reported earnings per share of $0.01 for 1996.

In June 1997, the FASB issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" (SFAS 130). Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS 130 for the fiscal year ending October 31, 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to an entity's operating segments. The Company will adopt SFAS 131 for the fiscal year ending October 31, 1999.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company does not expect the application of the SOP to have a material impact on the Company's financial condition or results of operations.

2.   ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $6,264,000 and $13,023,000 at October 31, 1997 and 1996, respectively. Installment receivables with terms greater than one year were $565,000 and $1,909,000 at October 31, 1997 and 1996, respectively, and are included in other assets on the consolidated balance sheets.

The provision for doubtful accounts, included in selling, general and administrative expenses on the consolidated statements of income, was $7,252,000, $2,120,000 and $300,000 for 1997, 1996 and 1995, respectively.

During 1996 and 1995, the Company sold certain installment receivables, on a non-recourse basis, to financial institutions. Approximately $735,000 and $1,081,000 of receivables were sold at their discounted present value of approximately $599,000 and $981,000 in 1996 and 1995, respectively, at an effective rate of 8.6% and 9.3%, respectively. The difference between the gross receivable amount and the proceeds has been recorded as interest expense in the consolidated statements of income.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

3.   DEBT:

The components of debt at October 31 are as follows (in thousands):

                                                      1997             1996
                                                     ------           ------
     Current:
          Revolving loan...........................  $ 8,908           $8,612
          15% term loan............................    3,000              ---
                                                     -------           ------
            Total current debt.....................  $11,908           $8,612
                                                     -------           ------
                                                     -------           ------

     Long term:
          10% subordinated convertible debentures..  $ 3,050           $  ---
                                                     -------           ------
                                                     -------           ------

The weighted average interest rate of borrowings outstanding under the revolving loan was 10% and 8.9% at October 31,1997 and 1996, respectively.

In March 1997, the Company expanded its revolving loan agreement to provide for a maximum $18 million line of credit. The agreement has a commitment through August 2, 1998 with an option to extend for an additional two years. Substantially all of the Company's assets are pledged as collateral under the agreement. Borrowings are limited by the available borrowing base, as defined, consisting primarily of certain accounts receivable and inventory, and bear interest at the prime rate plus 1.5% or the LIBOR rate plus 3.25%, as determined by the Company. A commitment fee is payable based on the unused portion of the line of credit. The agreement provides for restrictions on dividends, investments, additional indebtedness, and the sale of assets, as defined, and for financial covenants requiring a minimum level of operating profit and a minimum liabilities to equity ratio. The Company did not comply with the financial covenants for the period ended October 31, 1997. On December 8, 1997, the loan agreement was amended to waive compliance with certain covenants for the period ended October 31, 1997, to reset such covenants, to provide additional borrowings up to a maximum of $3,500,000 from time to time during certain periods of the term of the loan agreement and to extend the commitment through August 31, 1998. Additionally, the amendment terminated the Company's option to incur LIBOR-based interest loans and the option to automatically extend the commitment for an additional two years.

In addition, the expanded revolving loan agreement makes available a $3 million term loan, at an annual interest rate of 15%, during the remaining term of the agreement. The funds were borrowed in May 1997 and used to reduce the balance of the outstanding revolving loan.

Also, in March 1997, the Company issued $3,050,000 of 10% subordinated convertible debentures with interest payable semiannually. At the option of the holder, the debentures are convertible into the Company's common stock at $9.60 per share. The Company may redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. The debentures have a scheduled maturity in 2004 and are subject to mandatory redemption at 25% of principal annually beginning in 2001.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

3.   DEBT, CONTINUED

Scheduled maturities of long term debt are as follows (in thousands):


               2001.......................   $    763

               2002.......................        763

               Thereafter.................      1,524
                                             --------
                                             $  3,050
                                             --------
                                             --------


4.   INCOME TAXES:

The components of income (loss) before provision for income taxes are as follows (in thousands):

                                        1997           1996           1995
                                     ---------       -------        -------
United States . . . . . . . . .      $(13,432)        $2,066         $6,646

Foreign . . . . . . . . . . . .        (2,724)          (520)          (737)
                                     ---------       -------        -------
                                     $(16,156)        $1,546         $5,909
                                     ---------       -------        -------
                                     ---------       -------        -------


The components of the provision for income taxes are as follows (in thousands):

                                        1997           1996           1995
                                     ---------       -------        -------
Federal . . . . . . . . . . . .      $  3,397        $   703        $ 2,260

Foreign . . . . . . . . . . . .           408           (178)          (269)

State and local . . . . . . . .           256             39            166
                                     ---------       -------        -------
                                     $  4,061        $   564        $ 2,157
                                     ---------       -------        -------
                                     ---------       -------        -------

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes. The principal reasons for the differences are as follows (in thousands):

                                        1997           1996           1995
                                     ---------       -------        -------
U.S. federal statutory rate at 34%   $ (5,493)       $   525        $ 2,009
State taxes, net of U.S. federal
   income tax . . . . . . . . .          (565)            52            166
Other . . . . . . . . . . . . .        10,119            (13)           (18)
                                     ---------       -------        -------
                                     $  4,061        $   564        $ 2,157
                                     ---------       -------        -------
                                     ---------       -------        -------

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

4.   INCOME TAXES, CONTINUED

The components of the deferred tax asset at October 31, are as follows (in thousands):


                                                               1997                                1996
                                                    --------------------------         --------------------------
                                                     TEMPORARY                          TEMPORARY
                                                   DIFFERENCE     TAX EFFECTED         DIFFERENCE    TAX EFFECTED
                                                    ----------    ------------         -----------  -------------
Current:
  Revenue recognition . . . . . . . . . . . . . .   $ (3,793)      $ (1,385)            $(8,285)      $ (3,065)
  Accrued liabilities and reserves. . . . . . . .      7,701          2,811               3,297          1,220
                                                    ----------    ------------         -----------  -------------
     Total current deferred tax asset
     (liability). . . . . . . . . . . . . . . . .      3,908          1,426              (4,988)        (1,845)
                                                    ----------    ------------         -----------  -------------
Long-term:
  Net operating loss carryforwards. . . . . . . .     26,498          9,673              18,516          6,851
  Product development expense
     recognition. . . . . . . . . . . . . . . . .     (3,133)        (1,144)             (2,668)          (987)
  Discontinued operations reserve . . . . . . . .        500            183               1,000            370
  Equipment basis difference. . . . . . . . . . .        812            296                 646            239
  Revenue recognition . . . . . . . . . . . . . .       (517)          (189)             (1,024)          (379)
  Other . . . . . . . . . . . . . . . . . . . . .       (345)          (126)               (356)          (188)

                                                    ----------    ------------         -----------  -------------
     Total long-term deferred tax asset . . . . .     23,815          8,693              16,114          5,906

                                                    ----------    ------------         -----------  -------------
                                                    $ 27,723       $ 10,119             $11,126       $  4,061

                                                    ----------                         -----------
                                                    ----------                         -----------
Less valuation allowance                                            (10,119)                               ---
                                                                  ------------                      -------------
                                                                   $    ---                           $  4,061

                                                                  ------------                      -------------
                                                                  ------------                      -------------




The Company took a non-cash charge of $4,061,000 in 1997 to record a valuation allowance against the deferred tax asset. Such valuation allowance has been provided based on the inherent uncertainty of predicting the sufficiency of the future taxable income necessary to realize the benefit of the net deferred tax asset in light of the Company's recent loss history and the competitive nature of the industry in which the Company operates.

At October 31, 1997, the Company had a federal net operating loss carryforward of $21,639,000 and a foreign net operating loss carryforward of $5,854,000. These net operating loss carryforwards begin to expire in 2004.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


5.   STOCKHOLDERS' EQUITY:

STOCK INCENTIVE AND STOCK OPTION PLANS:

The Company has adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights, and stock awards to directors, officers and key employees, subject to certain conditions, including continued employment. Under these plans, 1,953,540 shares are reserved for granting.

In September 1997, stock awards totaling 101,000 shares of the Company's common stock were granted to certain key employees for the purchase price of $1.00 per share. These shares vest over a five-year period and they may not be sold or transferred.

Stock options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant. All options become exercisable ratably over three years and expire ten years from the grant date.

Effective for 1997, the Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation". All stock options are granted at an exercise price equal to the fair market value on the grant date and, accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. Had compensation expense been recognized based on the fair value of options granted, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income
(loss) per share would have been changed to the pro forma amounts as follows (in thousands, except per share amounts):

                                     AS REPORTED              PRO FORMA
                                   -------------            -------------
     Net income (loss):
           1997                    $    (20,217)            $    (20,816)
           1996                             982                      (40)


     Net income (loss) per share:
           1997                    $      (3.24)            $      (3.34)
           1996                            0.15                    (0.01)



The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

     Expected life:  5 years       Interest rate:      5.5 to 6.7%
     Volatility:     70% to 73%    Dividend yield:     None

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


5.   STOCKHOLDERS' EQUITY, CONTINUED

STOCK INCENTIVE AND STOCK OPTION PLANS, Continued

Information regarding stock option plans is as follows (in thousands):

                                         1997           1996           1995
                                        ------         ------         ------
Options at beginning of year            1,016            937            713
Options granted                           151            196            259
Options exercised                        (148)           (96)           (19)
Options forfeited                         (67)           (21)           (16)
                                        ------         ------         ------
Options outstanding at end of year        952          1,016            937
                                        ------         ------         ------
                                        ------         ------         ------
Options exercisable at end of year        646            623            562
                                        ------         ------         ------
                                        ------         ------         ------

Weighted average option prices:
     Outstanding at beginning of year  $ 7.77          $6.12          $5.70
     Granted                             9.85          13.19           6.79
     Exercised                           2.68           2.89           0.77
     Forfeited                          12.88           6.81           4.92
     Outstanding at end of year          8.53           7.77           6.12
     Exercisable at end of year          7.76           6.25           5.34


STOCK WARRANTS AND CONVERTIBLE SECURITIES:


In March 1997, the Company issued subordinated debentures which are convertible into shares of common stock at $9.60 per share (see Note 3). Concurrent with this issuance, the Company issued approximately 51,000 warrants to purchase common stock at $9.60 per share. The warrants expire from 2002 to 2007.

6.   COMMITMENTS:

The Company leases its warehouse, sales and administration facilities. Certain of these leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable leases for the next five years ending October 31, are as follows (in thousands):

               1998......................$1,339
               1999.........................792
               2000.........................244
               2001..........................19
               2002...........................5

Rent expense was $1,616,000, $1,413,000 and $1,251,000 for 1997, 1996 and 1995,
respectively.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

6.   COMMITMENTS, CONTINUED

In December 1996, the Company extended an agreement for rights to distribute certain products. In consideration for this license, the Company agreed to pay royalties through April 1999. For each of the two years ended April 30, 1998 and 1999, the guaranteed minimum royalty is $625,000. Revenue from the sale of these products is recognized when the products are delivered to the customer, at which time costs are accrued for the earned royalty.

7.   INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company operates in one industry segment, namely education and training.

Information about the Company's operations in different geographic areas is as follows (in thousands):

                                               YEAR ENDED OCTOBER 31
                                           ---------------------------------
                                             1997         1996        1995
                                           --------     --------    --------
Revenues from unaffiliated customers:
  United States. . . . . . . . . . . . .  $ 30,779     $33,217      $27,471
  Canada . . . . . . . . . . . . . . . .     1,644       2,955        2,871
  United Kingdom . . . . . . . . . . . .     4,536       5,233        6,995
                                          --------     --------    --------
                                          $ 36,959     $41,405      $37,337
                                          --------     --------    --------
                                          --------     --------    --------

Operating income (loss):
  United States. . . . . . . . . . . . .  $(11,856)     $3,006       $6,546
  Canada . . . . . . . . . . . . . . . .    (1,444)       (528)        (364)
  United Kingdom . . . . . . . . . . . .    (1,240)       (130)         (27)
                                          --------     --------    --------
                                          $(14,540)     $2,348      $ 6,155
                                          --------     --------    --------
                                          --------     --------    --------

Total assets:
  United States. . . . . . . . . . . .    $ 23,398     $35,497      $27,392
  Canada . . . . . . . . . . . . . . .       1,026       2,322        2,052
  United Kingdom . . . . . . . . . . .       4,664       4,508        4,216
                                          --------    --------     --------
                                          $ 29,088     $42,327      $33,660
                                          --------    --------     --------
                                          --------    --------     --------

Revenues from affiliates, while not significant, are recorded at established intercompany selling prices which are based upon cost plus mark-up.

                         TRO LEARNING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

8.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
  (In thousands, except per share data)


                                  JAN 31        APR 30        JUL 31         OCT 31          TOTAL
                                 -------        -------       -------        -------        -------
1997:
----
Revenues by product line:

  PLATO Education. . . . . . .    $4,265         $6,224        $10,674        $12,102        $33,265

  Aviation Training. . . . . .       822          1,376            669            827          3,694
                                  ------         ------        -------        -------        -------

  Total revenues . . . . . . .     5,087          7,600         11,343         12,929         36,959

Gross profit . . . . . . . . .     4,307          6,249          9,582         10,346         30,484

Net loss . . . . . . . . . . .    (2,315)        (2,281)        (1,080)       (14,541)       (20,217)


Net loss per common
  and common equivalent share.     (0.37)         (0.37)         (0.17)         (2.31)         (3.24)


1996:
----
Revenues by product line:

  PLATO Education. . . . . . .    $4,545         $6,021        $10,917        $15,497        $36,980

  Aviation Training. . . . . .     1,864            720            484          1,357          4,425
                                  ------         ------        -------        -------        -------

  Total revenues . . . . . . .     6,409          6,741         11,401         16,854         41,405

Gross profit . . . . . . . . .     5,195          6,109          9,422         14,466         35,192

Net income (loss). . . . . . .    (1,049)          (988)           725          2,294            982


Net income (loss) per
  common and common
  equivalent share . . . . . .     (0.17)         (0.16)          0.11           0.34           0.15




9.   SUBSEQUENT EVENTS:

In November 1997, the Company announced that it had retained BancAmerica ROBERTSON STEPHENS to advise it regarding strategic alternatives to enhance shareholder value.

On December 15, 1997, a securities fraud class action was filed in the United States District Court for the Northern District of Illinois against the Company and two of its current and former executive officers. The purported class action was filed on behalf of all persons who purchased common stock of the Company during the period December 7, 1995 through June 10, 1997, seeking damages for alleged violations of the federal securities laws. The complaint in the purported class action alleges that throughout this time period, defendants knowingly participated in a course of conduct involving misrepresentation and concealment of adverse material information about the business and finances of the Company. The complaint alleges that the course of action followed by the defendants caused the plaintiff and other members of the purported class to purchase the Company's securities at artificially inflated prices. The complaint seeks damages suffered as a result of the actions of the defendants, including costs, expenses and fees incurred in the litigation.

The Company cannot predict the outcome of this litigation but believes it has meritorious defenses to these allegations and intends to defend itself vigorously.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART II
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information with respect to the Directors of the Registrant which is set forth in the section entitled "Election of Directors" of the Company's 1998 Proxy Statement, which is incorporated herein by reference. See the information set forth in the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1998 Proxy Statement, which is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

For information regarding Executive Officers of the Registrant, see Item 4A of this Report, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the information set forth in the sections entitled "Director Compensation", "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement, which is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled "Certain Relationships and Transactions" in the 1998 Proxy Statement, which is incorporated herein by reference.

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART IV
--------------------------------------------------------------------------------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:
     1.   Financial Statements - see index on page 37.
     2.   Financial Statement Schedules - see index on page 37.
(b)  Reports on Form 8-K:
          None
(c)  Exhibits:

     The following documents are filed herewith or incorporated herein by reference and made a part of this Form 10-K.

EXHIBIT NUMBER      DESCRIPTION OF DOCUMENT
--------------      -----------------------

     3.01           Certificate of Incorporation of the Company (1)
     3.02           Bylaws of the Company (1)
     4.01           Form of stock certificate of the Company (1)
     10.01 Amended and Restated Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc. and TRO Learning (Canada), Inc. dated March 5, 1997
     10.02          Registration Agreement (1)
     10.03          Exchange Agreement (1)
     10.04          1993 Outside Director Stock Option Plan+ (4)
     10.05          Warrants of the Registrant (1)
     10.06 Series B Preferred Stock Purchase Agreement, as amended, and agreements relating thereto (1)
     10.08          Lease for Edina, Minnesota office (5)
     10.10          Settlement Agreement with Control Data (1)
     10.11          Form of Indemnification Agreement (1)
     10.12          Stock Purchase Warrant of TRO (1)
     10.13 Certification and Testing Services Agreement between the Company and Sylvan Learning Systems, Inc. dated August 31, 1993 (2)
     10.14          1993 Stock Option Plan + (3)
     10.15          Severance and Non Competition Agreement with William R.
                    Roach + (4)
     10.16          Severance and Non Competition Agreement with Andrew N.
                    Peterson+
     10.17 First Amendment to Amended and Restated Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc. and TRO Learning (Canada), Inc. dated March 18, 1997
     10.18 Form of Series 1997 10% Subordinated Convertible Debentures due March 27, 2004
     10.19          Form of Common Stock Warrants dated March 27, 1997

                                  TRO LEARNING, INC.
                                      FORM 10-K
                          FISCAL YEAR ENDED OCTOBER 31, 1997
                                       PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, CONTINUED


     10.20 Second Amendment to Amended and Restated Revolving Loan and Security Agreement between Sanwa Business Credit Corporation and The Roach Organization, Inc. and TRO Learning (Canada), Inc. dated December 8, 1997
     11.01          Statement re: computation of per share earnings
     21.01          Subsidiaries of the Registrant (1)
     23.01 Consent of Coopers & Lybrand L.L.P. with respect to Registration Statements on Form S-8
     24.01          Powers of Attorney
     27.00          Financial Data Schedule

(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 (File No. 33-54296).
(2) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1993 (File Number 0-20842).
(3) Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement (File Number 0-20842).
(4) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).
(5) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File Number 0-20842).
(6) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1996 (File Number 0-20842).
 +  Management contract or compensatory plan, contract or arrangement.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
Board of Directors of
TRO Learning, Inc.


Our report on the consolidated financial statements of TRO Learning, Inc. and Subsidiaries is included on page 38 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 37 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.



Chicago, Illinois
January 12, 1998

                         TRO LEARNING, INC. AND SUBSIDIARIES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED OCTOBER 31, 1995, 1996 AND 1997
                                    (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                 ADDITIONS
                                            ----------------------
                                                        CHARGED TO
                                BALANCE AT  CHARGED TO    OTHER
                                BEGINNING   COSTS AND    ACCOUNTS     DEDUCTIONS   BALANCE AT
DESCRIPTION                      OF PERIOD   EXPENSES    (DESCRIBE)    (DESCRIBE)  END OF PERIOD
----------------------------     ----------  ----------  ----------    ----------  -------------
Deducted in the balance
  sheets from the assets to
  which they apply:

Allowance for doubtful
  accounts:

For the year ended
  October 31, 1995                $  363      $  300       ---      $   (79) (a)    $  584

For the year ended
  October 31, 1996                   584       2,120       264 (b)   (2,458) (a)       510

For the year ended
  October 31, 1997                   510       7,252       ---         (742) (a)     7,020

Allowance for inventory
  obsolescence:

For the year ended
  October 31, 1995                   388         125       ---          (22) (a)       491

For the year ended
  October 31, 1996                   491         150       ---         (185) (a)       456

For the year ended
  October 31, 1997                   456         ---       ---         (140) (a)       316



(a) Amounts written off, net of recoveries.
(b) Amounts reclassified.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 12, 1998.

                                       TRO LEARNING, INC.
                                       By  /s/William R. Roach
                                         ------------------------
                                       William R. Roach
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 12, 1998.

Signature:                   Title:

/s/ William R. Roach         Chairman of the Board, President and Chief
-------------------------    Executive Officer (principal executive officer)
William R. Roach

/s/ Andrew N. Peterson       Senior Vice President, Chief Financial Officer,
-------------------------    Treasurer and Secretary
Andrew N. Peterson           (principal financial officer)

/s/ Mary Jo Murphy           Vice President, Corporate Controller and Chief
-------------------------    Accounting Officer
Mary Jo Murphy               (principal accounting officer)

         *
-------------------------
Jack R. Borsting             Director

         *
-------------------------
Tony J. Christianson         Director

         *
-------------------------
John L. Krakauer             Director

         *
-------------------------
Vernon B. Lewis              Director

         *
-------------------------
John Patience                Director

*   By /s/ Mary Jo Murphy
    ---------------------
    Mary Jo Murphy
    Attorney-in Fact