Form 10-Q
period 1998-01-31
TRO LEARNING INC
filed 1998-03-11
CIK 893965

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q

     (Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                         OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                           COMMISSION FILE NUMBER 0-20842


                                 TRO LEARNING, INC.
                                -------------------
               (Exact name of Registrant as specified in its charter)

Delaware                                                             36-3660532
--------                                                             ----------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)

1721 Moon Lake Boulevard, Suite 555, Hoffman Estates, IL                  60194
--------------------------------------------------------                  -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (847) 781-7800
                                                                 --------------
                                   Not Applicable
                                  ---------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                             Yes   X        No
                                 -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                   6,414,085 shares
----------------------------                                   ----------------
Class                                       Outstanding as of February 17, 1998

                         (This document contains 13 pages)

                         TRO LEARNING, INC. AND SUBSIDIARIES

                                        INDEX

                                                                       Page
                                                                     Number
                                                                    -------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Income for the
          Three Months Ended January 31, 1998 and 1997 . . . . . . . . . .3

          Consolidated Balance Sheets as of
          January 31, 1998 and October 31, 1997. . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows for the
          Three Months Ended January 31, 1998 and 1997 . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . .6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . 9-11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 12

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . 12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I.                         FINANCIAL INFORMATION

                         TRO LEARNING, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                January 31,
                                                            -------------------
                                                            1998         1997
                                                            ----         ----
Revenues by product line:
  PLATO-Registered Trademark- Education. . . . . .       $  6,043    $  4,265
  Aviation Training. . . . . . . . . . . . . . . .          1,160         822
                                                         --------     --------
     Total revenues. . . . . . . . . . . . . . . .          7,203       5,087
Cost of revenues . . . . . . . . . . . . . . . . .          1,590         779
                                                         --------     --------
     Gross profit. . . . . . . . . . . . . . . . .          5,613       4,308
                                                         --------     --------
Operating expenses:
  Selling, general and administrative expense. . .          5,942       6,116
  Product development and customer support . . . .          2,022       1,610
                                                         --------     --------
     Total operating expenses. . . . . . . . . . .          7,964       7,726
                                                         --------     --------
              Operating loss . . . . . . . . . . .         (2,351)     (3,418)
Interest expense . . . . . . . . . . . . . . . . .            384         228
Interest income and other expense, net . . . . . .            166          54
                                                         --------     --------
     Loss before income taxes. . . . . . . . . . .         (2,901)     (3,700)
Credit for income taxes. . . . . . . . . . . . . .            ---      (1,386)
                                                         --------     --------
     Net loss. . . . . . . . . . . . . . . . . . .       $ (2,901)   $ (2,314)
                                                         --------     --------
                                                         --------     --------
     Basic and diluted earnings per share. . . . .       $  (0.45)   $  (0.37)
                                                         --------     --------
                                                         --------     --------
     Weighted average common shares outstanding. .          6,400       6,182
                                                         --------     --------
                                                         --------     --------

                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       JANUARY 31,  OCTOBER 31,
                                                           1998         1997
                                                       -----------  -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .       $    ---    $    537
  Accounts receivable, less allowances of $6,709
    and $7,020, respectively . . . . . . . . . . .         16,869      18,305
  Inventories. . . . . . . . . . . . . . . . . . .          1,040         990
  Prepaid expenses and other current assets. . . .            898         688
                                                         --------     --------
     Total current assets. . . . . . . . . . . . .         18,807      20,520
Equipment and leasehold improvements, less
  accumulated depreciation of $4,236 and $4,092,
  respectively . . . . . . . . . . . . . . . . . .          1,238       1,271
Product development costs, less accumulated
  amortization of $3,084 and $2,562,
  respectively . . . . . . . . . . . . . . . . . .          6,209       5,989
Other assets . . . . . . . . . . . . . . . . . . .            929       1,308
                                                         --------     --------
                                                         $ 27,183    $ 29,088
                                                         --------     --------
                                                         --------     --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .       $  4,950    $  3,472
  Accrued employee salaries and benefits . . . . .          2,303       3,199
  Accrued liabilities. . . . . . . . . . . . . . .          4,031       4,072
  Revolving loan . . . . . . . . . . . . . . . . .         12,449      11,908
  Deferred revenue . . . . . . . . . . . . . . . .          1,944       1,949
                                                         --------     --------
     Total current liabilities . . . . . . . . . .         25,677      24,600
Long term debt . . . . . . . . . . . . . . . . . .          3,050       3,050
Deferred revenue, less current portion . . . . . .            509         519
Other liabilities. . . . . . . . . . . . . . . . .            150         172
Stockholders' equity:
  Common stock, $.01 par value, 25,000  shares
    authorized; 6,438 shares issued and 6,393
    shares outstanding in 1998; 6,450 shares
    issued and 6,405 shares outstanding in 1997. .             64          64
  Paid in capital. . . . . . . . . . . . . . . . .         22,112      22,074
  Treasury stock at cost, 45 shares in 1998
    and 1997 . . . . . . . . . . . . . . . . . . .           (469)       (469)
  Accumulated deficit. . . . . . . . . . . . . . .        (23,561)    (20,660)
  Foreign currency translation adjustment. . . . .           (349)       (262)
                                                         --------     --------
     Total stockholders' equity. . . . . . . . . .         (2,203)        747
                                                         --------     --------
                                                         $ 27,183    $ 29,088
                                                         --------     --------
                                                         --------     --------

                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                        -----------------------
                                                            1998      1997
                                                        ----------  -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .       $ (2,901)   $ (2,314)
                                                         --------     --------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Deferred income taxes . . . . . . . . . . . .            ---      (1,386)
     Depreciation and amortization . . . . . . . .            661         503
     Provision for doubtful accounts . . . . . . .             75         202
     Changes in assets and liabilities:
       Decrease in accounts receivable . . . . . .          1,361       2,320
       Increase in inventories . . . . . . . . . .            (50)       (144)
       Decrease in prepaid expenses and other
         current and noncurrent assets . . . . . .            169         456
       Increase in product development costs . . .           (742)       (726)
       Increase (decrease) in accounts payable . .          1,478        (460)
       Decrease in accrued liabilities, accrued
         employee salaries and benefits and
         other liabilities . . . . . . . . . . . .         (1,170)     (1,571)
       Increase (decrease) in deferred revenue . .            (15)        246
                                                         --------     --------
          Total adjustments. . . . . . . . . . . .          1,767        (560)
                                                         --------     --------
            Net cash used in operating
             activities. . . . . . . . . . . . . .         (1,134)     (2,874)
                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . .           (123)       (207)
                                                         --------     --------
     Net cash used in investing activities . . . .           (123)       (207)
                                                         --------     --------
Cash flows from financing activities:
  Net proceeds from short term borrowings. . . . .            641       2,601
  Book overdraft . . . . . . . . . . . . . . . . .            211         231
  Repayment of long term debt. . . . . . . . . . .           (100)        ---
  Purchase of treasury stock . . . . . . . . . . .            ---        (261)
  Net proceeds from issuance of common stock . . .             38          95
                                                         --------     --------
     Net cash provided by financing activities . .            790       2,666
                                                         --------     --------
Effect of foreign currency on cash . . . . . . . .            (70)        (60)
                                                         --------     --------
Net decrease in cash and cash equivalents. . . . .           (537)       (475)
Cash and cash equivalents at beginning of period .            537         475
                                                         --------     --------
Cash and cash equivalents at end of period . . . .       $    ---    $    ---
                                                         --------     --------
                                                         --------     --------
Cash paid for interest expense . . . . . . . . . .       $    519    $    227
                                                         --------     --------
                                                         --------     --------

                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

TRO Learning, Inc. and its subsidiaries (the Company) develop and market microcomputer-based, interactive, self-paced instructional systems. The Company markets such systems primarily to educational institutions and private industry.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted.   Accordingly, these
quarterly consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1997.

The financial information furnished reflects, in the opinion of the Company, all adjustments of a normal, recurring nature necessary for a fair statement of the results for the interim periods presented. Because of cyclical and other factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

REVENUE RECOGNITION:

Revenue from the sale of education and training courseware licenses, computer hardware, and related support services, is recognized when courseware, hardware, and related services are delivered. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company's problem resolution and support "hotline" service for a one year period. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

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

                         TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

COMPUTATION OF INCOME (LOSS) PER SHARE:

The Company has adopted Statement of Financial Accounting Standards 128 (SFAS
128), "Earnings Per Share", as required, effective November 1, 1997. SFAS 128 requires presentation of basic and diluted earnings per share, including a restatement of all prior periods presented. Basic earnings per share is calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares include options, warrants and convertible securities. Since the Company incurred a net loss for all periods presented, potential common shares are antidilutive and excluded from the calculation, and basic and diluted earnings per share are the same.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified on the consolidated statements of cash flows to conform to the current year presentation.

2.   ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $5,953,000 and $6,264,000 at January 31, 1998 and October 31, 1997, respectively. Installment receivables with terms greater than one year were $195,000 and $565,000 at January 31, 1998 and October 31,1997, respectively, and are included in other assets on the consolidated balance sheets.

3.   DEBT:

The Company's revolving loan agreement provides for a maximum $18 million line of credit and $3 million term loan through August 31, 1998. The agreement also provides for additional line of credit borrowings up to a maximum $3,500,000 from time to time during certain periods of the remaining term of the agreement. Borrowings under the line bear interest at the prime rate plus 1.5%. The term loan has an annual interest rate of 15%. At January 31, 1998, borrowings of $9,549,000 under the line were outstanding at an interest rate of 10% and the term loan

                        TRO LEARNING, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.   DEBT, CONTINUED

balance was $2,900,000. The Company was in compliance with all financial covenants at January 31, 1998.

The Company is currently reviewing alternatives to meet its short and long term financing requirements.

4.   INCOME TAXES:

In line with the Company's decision to fully reserve its deferred tax asset at the end of fiscal 1997, no tax benefit has been recorded at January 31, 1998 for the first quarter loss.

5.   LEGAL PROCEEDINGS:

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

REVENUES:

Total revenues for the first quarter of fiscal 1998 of $7,203,000 increased by $2,116,000 or 42% as compared to $5,087,000 for the first quarter of fiscal 1997. The following table highlights revenues by product line (in 000's):



                                        PLATO EDUCATION   AVIATION TRAINING          TOTAL
                                      ------------------  ------------------  -----------------
                                        1998      1997      1998      1997      1998      1997
                                      --------  --------  ---------  -------  --------  -------
Courseware license and support        $ 4,622   $ 3,569   $ 1,107     $ 799   $ 5,729   $ 4,368
Hardware, third party courseware
 and other                              1,421       696        53        23     1,474       719
                                      --------  --------  ---------  -------  --------  -------
  Total revenues                      $ 6,043   $ 4,265   $ 1,160     $ 822   $ 7,203   $ 5,087
                                      --------  --------  ---------  -------  --------  -------
                                      --------  --------  ---------  -------  --------  -------



PLATO Education revenues increased $1,778,000 or 42% compared to the prior year. This increase was due principally to increased courseware license and support, hardware and third party courseware revenues.

Aviation Training revenues increased $338,000 or 41% compared to the prior year. This increase was principally due to increased courseware revenues.

GROSS PROFIT:

Gross profit for the first quarter of fiscal 1998 increased $1,305,000 or 30% to $5,613,000 as compared to $4,308,000 for the first quarter of fiscal 1997.
This increase was due principally to the growth in courseware revenues slightly offset by decreased margins from third party courseware and other support services. The Company's gross margin was 78% for the first quarter of fiscal 1998 as compared to 85% for the first quarter of fiscal 1997, reflecting the increased mix of lower margin hardware, third party courseware and other revenues.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first quarter of fiscal 1998 decreased $174,000 or 3% to $5,942,000 as compared to $6,116,000 for the first quarter of fiscal 1997. PLATO Education selling and marketing expenses decreased $437,000 as a result of the restructuring of operations initiated in late fiscal 1997. This decrease was offset by increased PLATO Education commissions of $263,000, resulting from increased revenues.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS, CONTINUED
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first quarter of fiscal 1998 increased $412,000 or 26% to $2,022,000 as compared to $1,610,000 for the first quarter of fiscal 1997. While PLATO Education product development spending was comparable to the prior period, an increase in amortization of previously capitalized costs, as well as increased Aviation Training product development spending, resulted in the increased expense for the period.

OPERATING LOSS:

The operating loss was $2,351,000 for the first quarter of fiscal 1998 as compared to $3,418,000 for the first quarter of fiscal 1997. The first quarter loss reflects the impact of a traditionally lower level of revenue in the first half of the Company's fiscal year. The improvement in operating results is due principally to the increase in revenues and the positive impact of the restructuring of operations initiated in late fiscal 1997.

INTEREST EXPENSE:

Interest expense for the first quarter of fiscal 1998 was $384,000 as compared to $228,000 for the first quarter of fiscal 1997. Interest expense increased due principally to the Company's long term debt incurred in the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998, the Company's principal sources of liquidity included net accounts receivable of $16,869,000, and its line of credit. The Company has net installment receivables of $5,953,000 at January 31, 1998, of which $5,758,000 are due within one year and are included in net accounts receivable.

Net cash used in the Company's operating activities was $1,134,000 in the first quarter of fiscal 1998 as compared to $2,874,000 in the first quarter of fiscal 1997. Cash flows from operations were used principally to fund the Company's working capital requirements. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements). At January 31, 1998, borrowings of $9,549,000 were outstanding under the line of credit at an interest rate of 10%.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS, CONTINUED
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Net cash used in the Company's investing activities was $123,000 in the first quarter of fiscal 1998 for capital expenditures.

Net cash provided by financing activities was $790,000 in the first quarter of fiscal 1998, primarily from borrowings under the Company's line of credit.

In November 1997, the Company announced that it had retained BancAmerica ROBERTSON STEPHENS to advise it regarding strategic alternatives to enhance shareholder value. The Company is currently reviewing financing alternatives to meet its short and long term working capital, capital expenditure, and business investment requirements.

                             PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Note 5 of Notes to Consolidated Financial Statements

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Number    Description
               ------    ------------

               27        Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed for the quarter ended January 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 1998.

                                             TRO LEARNING, INC.




                                        By   /s/William R. Roach
                                             ---------------------------------
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (principal executive officer)



                                             /s/Andrew N. Peterson
                                             ---------------------------------
                                             Senior Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Secretary (principal financial
                                             officer)



                                             /s/Mary Jo Murphy
                                             ---------------------------------
                                             Vice President, Corporate
                                             Controller and Chief Accounting
                                             Officer (principal accounting
                                             officer)