Form 10-Q
period 1998-04-30
TRO LEARNING INC
filed 1998-06-05
CIK 893965

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     (Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998
                                                ---------------

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
                             Yes   X        No
                                  ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                    6,416,639 shares
----------------------------                                    ----------------
Class                                             Outstanding as of May 27, 1998

                         (This document contains 16 pages)

                        TRO LEARNING, INC. AND SUBSIDIARIES

                                       INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited):

           Consolidated Statements of Income for the
           Three and Six Months Ended April 30, 1998 and 1997. . . . . . . . 3

           Consolidated Balance Sheets as of
           April 30, 1998 and October 31, 1997 . . . . . . . . . . . . . . . 4

           Consolidated Statements of Cash Flows for the
           Six Months Ended April 30, 1998 and 1997. . . . . . . . . . . . . 5

           Notes to Consolidated Financial Statements. . . . . . . . . . . 6-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . .9-13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .14

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . .14

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .14

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . .14

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . . .14

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 14-15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                           PART I.  FINANCIAL INFORMATION

                        TRO LEARNING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                  (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           APRIL 30,                     APRIL 30,
                                                                    ----------------------        ----------------------
                                                                      1998            1997          1998           1997
                                                                    --------       --------       --------       -------
Revenues by product line:
  PLATO-Registered Trademark- Education. . . . . . . . . . .        $ 8,391        $ 6,224        $14,434        $10,489
  Aviation Training. . . . . . . . . . . . . . . . . . . . .          1,222          1,376          2,382          2,198
                                                                    -------        -------        -------        -------
     Total revenues. . . . . . . . . . . . . . . . . . . . .          9,613          7,600         16,816         12,687
Cost of revenues . . . . . . . . . . . . . . . . . . . . . .          1,347          1,351          2,937          2,131
                                                                    -------        -------        -------        -------
     Gross profit. . . . . . . . . . . . . . . . . . . . . .          8,266          6,249         13,879         10,556
                                                                    -------        -------        -------        -------
Operating expenses:
  Selling, general and administrative expense. . . . . . . .          6,418          7,733         12,360         13,849
  Product development and customer support . . . . . . . . .          1,812          1,863          3,834          3,473
                                                                    -------        -------        -------        -------
     Total operating expenses. . . . . . . . . . . . . . . .          8,230          9,596         16,194         17,322
                                                                    -------        -------        -------        -------
       Operating income (loss) . . . . . . . . . . . . . . .             36         (3,347)        (2,315)        (6,766)
Interest expense . . . . . . . . . . . . . . . . . . . . . .            393            251            777            479
Interest income and other expense, net . . . . . . . . . . .            159             54            325            108
                                                                    -------        -------        -------        -------
       Loss before income taxes. . . . . . . . . . . . . . .           (516)        (3,652)        (3,417)        (7,353)
Credit for income taxes. . . . . . . . . . . . . . . . . . .            ---         (1,371)           ---         (2,757)
                                                                    -------        -------        -------        -------
       Net loss. . . . . . . . . . . . . . . . . . . . . . .         $ (516)       $(2,281)       $(3,417)       $(4,596)
                                                                    -------        -------        -------        -------

Basic and diluted earnings per share . . . . . . . . . . . .         $(0.08)       $ (0.37)       $ (0.53)       $ (0.74)
                                                                    -------        -------        -------        -------

Weighted average common shares outstanding . . . . . . . . .          6,404          6,225          6,402          6,203
                                                                    -------        -------        -------        -------



                    See Notes to Consolidated Financial Statements

                        TRO LEARNING, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except per share data)



                                                                              APRIL 30,     OCTOBER 31,
                                                                                1998           1997
                                                                             --------       --------
                          ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .       $    405       $    537
  Accounts receivable, less allowances of $1,003 and
     $7,020, respectively. . . . . . . . . . . . . . . . . . . . . . .         14,841         18,305
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,050            990
  Prepaid expenses and other current assets. . . . . . . . . . . . . .            801            688
                                                                             --------       --------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .         17,097         20,520
Equipment and leasehold improvements, less accumulated
  depreciation of $4,449 and $4,092, respectively. . . . . . . . . . .          1,159          1,271
Product development costs, less accumulated amortization of
  $3,600 and $2,562, respectively. . . . . . . . . . . . . . . . . . .          6,360          5,989
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,477          1,308
                                                                             --------       --------
                                                                             $ 26,093       $ 29,088
                                                                             --------       --------
                                                                             --------       --------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       $  4,068       $  3,472
  Accrued employee salaries and benefits . . . . . . . . . . . . . . .          2,794          3,199
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          3,719          4,072
  Revolving loan . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,602         11,908
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .          1,871          1,949
                                                                             --------       --------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .         25,054         24,600
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,050          3,050
Deferred revenue, less current portion . . . . . . . . . . . . . . . .            491            519
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            127            172
Stockholders' equity:
  Common stock, $.01 par value, 25,000 shares authorized;
     6,537 shares issued and 6,417 shares outstanding in 1998;
     6,450 shares issued and 6,405 shares outstanding in 1997. . . . .             64             64
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .         22,851         22,074
  Treasury stock at cost, 120 and 45 shares, respectively. . . . . . .         (1,176)          (469)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .        (24,077)       (20,660)
  Foreign currency translation adjustment. . . . . . . . . . . . . . .           (291)          (262)
                                                                             --------       --------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . .         (2,629)           747
                                                                             --------       --------
                                                                             $ 26,093       $ 29,088
                                                                             --------       --------
                                                                             --------       --------


                   See Notes to Consolidated Financial Statements

                        TRO LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)



                                                                                  SIX MONTHS ENDED
                                                                                      APRIL 30,
                                                                              ----------------------
                                                                                1998           1997
                                                                              -------        -------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(3,417)       $(4,596)
                                                                              -------        -------
  Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .            ---         (2,757)
     Depreciation and amortization . . . . . . . . . . . . . . . . . .          1,402          1,120
     Provision for doubtful accounts . . . . . . . . . . . . . . . . .            375            902
     Disposal of fixed assets. . . . . . . . . . . . . . . . . . . . .            ---              2
     Changes in assets and liabilities:
       Decrease in accounts receivable . . . . . . . . . . . . . . . .          3,089          4,126
        (Increase) decrease in inventories . . . . . . . . . . . . . .            (60)            97
        (Increase) decrease in prepaid expenses and other current
          and noncurrent assets. . . . . . . . . . . . . . . . . . . .           (282)           383
       Increase in product development costs . . . . . . . . . . . . .         (1,409)        (1,177)
       Increase (decrease) in accounts payable . . . . . . . . . . . .            596           (321)
       Decrease in accrued liabilities, accrued employee salaries and
          benefits and other liabilities . . . . . . . . . . . . . . .           (836)        (1,876)
       Increase (decrease) in deferred revenue . . . . . . . . . . . .           (106)           502
                                                                              -------        -------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . .          2,769          1,001
                                                                              -------        -------
            Net cash used in operating activities. . . . . . . . . . .           (648)        (3,595)
                                                                              -------        -------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .           (254)          (438)
                                                                              -------        -------
       Net cash used in investing activities . . . . . . . . . . . . .           (254)          (438)
                                                                              -------        -------
Cash flows from financing activities:
  Net proceeds from short term borrowings. . . . . . . . . . . . . . .            944          1,066
  Proceeds from issuance of long term debt . . . . . . . . . . . . . .            ---          3,050
  Repayment of long term debt. . . . . . . . . . . . . . . . . . . . .           (250)           ---
  Net proceeds from issuance of common stock . . . . . . . . . . . . .            103             59
                                                                              -------        -------
     Net cash provided by financing activities . . . . . . . . . . . .            797          4,175
                                                                              -------        -------
Effect of foreign currency on cash . . . . . . . . . . . . . . . . . .            (27)           (86)
                                                                              -------        -------
Net increase (decrease) in cash and cash equivalents . . . . . . . . .           (132)            56
Cash and cash equivalents at beginning of period . . . . . . . . . . .            537            475
                                                                              -------        -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .        $   405        $   531
                                                                              -------        -------
                                                                              -------        -------
Cash paid for interest expense . . . . . . . . . . . . . . . . . . . .        $   863        $   477
                                                                              -------        -------
                                                                              -------        -------


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

EARNINGS PER SHARE:

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

2.   ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $8,661,000 and $6,264,000 at April 30, 1998 and October 31, 1997, respectively. Installment receivables with terms greater than one year were $754,000 and $565,000 at April 30, 1998 and October 31,1997, respectively, and are included in other assets on the consolidated balance sheets.

3.   DEBT:

The Company's revolving loan agreement provides for a maximum $18 million line of credit and $3 million term loan through August 31, 1998. Effective April 16, 1998, the agreement also provides for additional line of credit borrowings up to a maximum $4,500,000 (increased from $3,500,000) from time to time during certain periods of the remaining term of the agreement. Borrowings under the line bear interest at the prime rate plus 1.5%. The term loan has an annual interest rate of 15%. At April 30, 1998, borrowings of $9,852,000 under the line were outstanding at an interest rate of 10% and the term loan balance was $2,750,000. The Company was in compliance with all financial covenants at April 30, 1998.

The Company is currently reviewing alternatives to meet its short and long term financing requirements.

4.   INCOME TAXES:

In line with the Company's decision to fully reserve its deferred tax asset at the end of fiscal 1997, no tax benefit has been recorded at April 30, 1998 for the current year to date loss.

5.   NONCASH FINANCING ACTIVITIES:

Pursuant to the Company's various stock incentive and stock option plans, participants may elect to exercise stock options through a noncash transaction. Upon exercise, the Company immediately repurchases shares, at the current market price, equal to the participants aggregate exercise price and tax liability.
The acquired shares are recorded as treasury stock at cost.

During the six months ended April 30, 1998 the Company acquired 75,000 shares totaling $707,000 through noncash exercise transactions. During the six months ended April 30, 1997, the Company acquired 21,000 shares totaling $261,000 through noncash exercise transactions.

6.   LEGAL PROCEEDINGS:

On May 19, 1998, the United States District Court for the Northern District of Illinois dismissed with prejudice the purported securities fraud class action claim filed against the Company on December 15, 1997 for failure to state a cause of action.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

REVENUES:

Total revenues for the second quarter of fiscal 1998 of $9,613,000 increased 26% or $2,013,000 as compared to $7,600,000 for the second quarter of fiscal 1997. The following table highlights revenues by product line (in 000's):



                                                     PLATO EDUCATION             AVIATION TRAINING                   TOTAL
                                                 ---------------------        ----------------------         -------------------
                                                  1998           1997           1998           1997           1998          1997
                                                 ------         ------         ------         ------         ------       ------
Courseware license and support                   $7,480         $4,773         $1,222         $1,248         $8,702       $6,021

Hardware, third party courseware and other          911          1,451            ---            128            911        1,579
                                                 ------         ------         ------         ------         ------       ------
     Total revenues                              $8,391         $6,224         $1,222         $1,376         $9,613       $7,600
                                                 ------         ------         ------         ------         ------       ------
                                                 ------         ------         ------         ------         ------       ------


PLATO Education revenues increased $2,167,000 or 35% as compared to the prior year primarily due to an increase in courseware license and support revenues of $2,707,000 offset by a decrease in hardware revenues of approximately $569,000.

Aviation Training revenues decreased $154,000 or 11% as compared to the prior year due principally to the absence of hardware revenues in the second quarter of fiscal 1998.

GROSS PROFIT:

Gross profit for the second quarter of fiscal 1998 increased $2,017,000 or 32% to $8,266,000 as compared to $6,249,000 for the second quarter of fiscal 1997. This increase was due principally to revenue growth. The Company's gross margin was 86% for the second quarter of fiscal 1998 as compared to 82% for the second quarter of fiscal 1997. Increased courseware revenues contributed to the increase in gross margin for the second quarter of fiscal 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the second quarter of fiscal 1998 decreased $1,315,000 or 17% to $6,418,000 as compared to $7,733,000 for the second quarter of fiscal 1997. This decrease was primarily due to the decrease in PLATO Education selling expenses of $1,259,000 as a result of the restructuring of operations initiated in late fiscal 1997.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the second quarter of fiscal 1998 decreased $51,000 or 3% to $1,812,000 as compared to $1,863,000 for the second quarter of fiscal 1997.

OPERATING INCOME (LOSS):

Operating income was $36,000 for the second quarter of fiscal 1998 as compared to an operating loss of $3,347,000 for the second quarter of fiscal 1997. The improvement in operating results is due principally to the increase in revenues and the positive impact of the restructuring of operations initiated in late fiscal 1997.

RESULTS OF OPERATIONS

FIRST SIX MONTHS FISCAL 1998 COMPARED TO FIRST SIX MONTHS FISCAL 1997

REVENUES:

Total revenues for the first six months of fiscal 1998 of $16,816,000 increased $4,129,000 or 33% as compared to $12,687,000 for the first six months of fiscal 1997. The following table highlights revenues by product line (in 000's):



                                                     PLATO EDUCATION             AVIATION TRAINING                   TOTAL
                                                ----------------------       -----------------------        --------------------
                                                  1998           1997           1998           1997           1998          1997
                                                -------        -------        -------        -------        -------      -------
Courseware license and support                  $12,102        $ 8,342        $ 2,329        $ 2,047        $14,431      $10,389

Hardware, third party courseware and other        2,332          2,147             53            151          2,385        2,298
                                                -------        -------        -------        -------        -------      -------
     Total revenues                             $14,434        $10,489         $2,382         $2,198        $16,816      $12,687
                                                -------        -------        -------        -------        -------      -------
                                                -------        -------        -------        -------        -------      -------



PLATO Education revenues for the first six months of fiscal 1998 increased $3,945,000 or 38% as compared to the first six months of fiscal 1997. This increase was due primarily to the growth in courseware license and support revenues.

Aviation Training revenues for the first six months of fiscal 1998 increased $184,000 or 8% over the first six months of fiscal 1997 primarily due to an increase in courseware revenues slightly offset by a decrease in hardware revenues.

GROSS PROFIT:

Gross profit for the first six months of fiscal 1998 increased $3,323,000 or 31% to $13,879,000 as compared to $10,556,000 for the first six months of fiscal 1997. This increase was due principally to the growth in courseware revenues. The Company's gross margin was 83% for the first six months of fiscal 1998 as well as the first six months of fiscal 1997.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first six months of fiscal 1998 decreased $1,489,000 or 11% to $12,360,000 as compared to $13,849,000 for the first six months of fiscal 1997. PLATO Education selling expenses decreased $1,896,000 as a result of the restructuring of operations initiated in late fiscal 1997. PLATO Education commissions increased $449,000 resulting from increased revenues.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first six months of fiscal 1998 increased $361,000 or 10% to $3,834,000 as compared to $3,473,000 for the first six months of fiscal 1997. This increase was due principally to increased Aviation Training product development spending of $322,000.

OPERATING LOSS:

The operating loss was $2,315,000 for the first six months of fiscal 1998 as compared to $6,766,000 for the first six months of fiscal 1997. The improvement in operating results is due principally to the increase in revenues and the positive impact of the restructuring of operations initiated in late fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $405,000, net accounts receivable of $14,841,000, and its line of credit which expires August 31, 1998 unless extended, renegotiated or replaced. The Company has net installment receivables of $9,415,000 at April 30, 1998, of which $8,661,000 are due within one year and are included in net accounts receivable.

Net cash used in the Company's operating activities was $648,000 in the first six months of fiscal 1998 as compared to $3,595,000 in the first six months of fiscal 1997. Cash flows from operations were used principally to fund the Company's working capital requirements. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements). At April 30, 1998, borrowings of $9,852,000 were outstanding at an interest rate of 10%.

Net cash used in investing activities was $254,000 in the first six months of fiscal 1998 for capital expenditures.

Net cash provided by financing activities in the first six months of fiscal 1998 was $797,000 which primarily represents borrowings under the Company's line of credit offset by principal payments on the term loan (see Note 3 of Notes to Consolidated Financial Statements).

In November 1997, the Company announced that it had retained BancAmerica ROBERTSON STEPHENS to advise it regarding strategic alternatives to enhance shareholder value. The Company is currently reviewing financing alternatives to meet its short and long term working capital, capital expenditure, and business investment requirements.

YEAR 2000:

The Company has taken action to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. In addition, the Company is communicating with its major suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company anticipates that its Year 2000 issues will be addressed on a timely basis and at a cost that will not be material to the Company's operations or financial condition.

                            PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               See Note 6 of Notes to Consolidated Financial Statements.

ITEM 2.        CHANGES IN SECURITIES

               Not Applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's Annual Meeting of Stockholders was held on April 16, 1998 at which stockholders voted on and approved the following:

              (a) The election of two Class II directors of the Company to serve until the 2001 Annual Meeting. The voting was as follows:

                  Name                                 For            Withheld
                  ----                                 ---            --------
                  Maj. Gen. Vernon B. Lewis, Jr.       6,233,587      50,745
                  John Patience                        6,233,587      50,745

              (a) The appointment of Coopers & Lybrand L.L.P. as independent auditors for the Company for the fiscal year ending October 31, 1998. The voting was as follows:

                  For              Against        Withheld
                  ---              -------        --------
                  6,226,215        42,315         15,802

ITEM 5.        OTHER INFORMATION

               Not Applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

               Number         Description
               ------         -----------
               10.21          Third Amendment to Amended and Restated Revolving
                              Loan and Security Agreement between Sanwa Business
                              Credit Corporation and The Roach Organization,
                              Inc. and TRO Learning (Canada), Inc. dated April
                              16, 1998.

                    Number              Description
                    ------              -----------
                    27                  Financial Data Schedule

               (b)  Reports on Form 8-K:

                    On March 25, 1998, the Company filed a Current Report on Form 8-K, dated March 24, 1998, to incorporate by reference certain earnings per share information into the Company's Registration Statement on Form S-3 filed on January 21, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 1998.

                                             TRO LEARNING, INC.





                                             By   /s/William R. Roach
                                                  ------------------------------
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer (principal executive
                                                  officer)




                                                  /s/Andrew N. Peterson
                                                  ------------------------------
                                                  Senior Vice President, Chief
                                                  Financial Officer, Treasurer
                                                  and Secretary (principal
                                                  financial officer)





                                                  /s/Mary Jo Murphy
                                                  ------------------------------
                                                  Vice President, Corporate
                                                  Controller and Chief
                                                  Accounting Officer (principal
                                                  accounting officer)