Form 10-Q
period 1998-07-31
TRO LEARNING INC
filed 1998-09-04
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
                                                   -------------

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
                                    Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                 6,418,732 shares
----------------------------               ----------------------------------
Class                                       Outstanding as of August 28, 1998

                        (This document contains 15 pages)

                       TRO LEARNING, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                    Page
                                                                                                  Number
                                                                                                  ------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Income for the
          Three and Nine Months Ended July 31, 1998 and 1997...........................................3

          Consolidated Balance Sheets as of
          July 31, 1998 and October 31, 1997...........................................................4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended July 31, 1998 and 1997.....................................................5

          Notes to Consolidated Financial Statements.................................................6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............................................9-13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................14

Item 2.   Changes in Securities.......................................................................14

Item 3.   Defaults Upon Senior Securities.............................................................14

Item 4.   Submission of Matters to a Vote of Security Holders.........................................14

Item 5.   Other Information...........................................................................14

Item 6.   Exhibits and Reports on Form 8-K............................................................14

SIGNATURES ...........................................................................................15


                          PART I. FINANCIAL INFORMATION

                       TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           JULY 31,                   JULY 31,
                                                   ----------------------      ----------------------
                                                     1998          1997          1998          1997
                                                   --------      --------      --------      --------
Revenues by product line:
  PLATO-Registered Trademark- Education .....      $10,601       $10,674       $25,035       $21,163
  Aviation Training .........................        1,464           669         3,846         2,867
                                                   --------      --------      --------      --------
    Total revenues ..........................       12,065        11,343        28,881        24,030
Cost of revenues ............................        1,415         1,761         4,352         3,892
                                                   --------      --------      --------      --------
    Gross profit ............................       10,650         9,582        24,529        20,138
                                                   --------      --------      --------      --------
Operating expenses:
  Selling, general and administrative expense        6,699         8,577        19,059        22,426
  Product development and customer support ..        1,900         2,285         5,734         5,758
                                                    -------       -------       -------       -------
    Total operating expenses ................        8,599        10,862        24,793        28,184
                                                    -------       -------       -------       -------
      Operating income (loss) ...............        2,051        (1,280)         (264)       (8,046)
Interest expense ............................          592           505         1,369           984
Interest income and other expense, net ......         (127)          (57)          198            51
                                                    -------       -------       -------       -------
      Income (loss) before income taxes .....        1,586        (1,728)       (1,831)       (9,081)
Credit for income taxes .....................           --          (648)           --        (3,405)
                                                   --------      --------      --------      --------
      Net income (loss) .....................      $ 1,586       $(1,080)      $(1,831)      $(5,676)
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------

Earnings per share:
    Basic ...................................      $  0.25       $ (0.17)      $ (0.29)      $ (0.91)
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------
    Diluted .................................      $  0.23       $ (0.17)      $ (0.29)      $ (0.91)
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------
Weighted average common shares outstanding:
    Basic ...................................        6,417         6,229         6,407         6,212
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------
    Diluted .................................        6,873         6,229         6,407         6,212
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------

                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JULY 31,        OCTOBER 31,
                                                                           1998             1997
                                                                         ---------       -----------
                                   ASSETS
Current assets:
  Cash and cash equivalents .....................................        $    880         $    537
  Accounts receivable, less allowances of $802 and ..............          18,081           18,305
    $7,020, respectively
  Inventories ...................................................             775              990
  Prepaid expenses and other current assets .....................             628              688
                                                                         ---------        ---------
    Total current assets ........................................          20,364           20,520
Equipment and leasehold improvements, less accumulated
  depreciation of $4,595 and $4,092, respectively ...............           1,240            1,271
Product development costs, less accumulated amortization of
  $4,164 and $2,562, respectively                                           6,340            5,989
Other assets ....................................................           1,078            1,308
                                                                         ---------        ---------
                                                                         $ 29,022         $ 29,088
                                                                         ---------        ---------
                                                                         ---------        ---------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................        $  3,349         $  3,472
  Accrued employee salaries and benefits ........................           2,664            3,199
  Accrued liabilities ...........................................           3,562            4,072
  Revolving loan ................................................          14,479           11,908
  Deferred revenue ..............................................           2,470            1,949
                                                                         ---------        ---------
    Total current liabilities ...................................          26,524           24,600
Long-term debt ..................................................           3,050            3,050
Deferred revenue, less current portion ..........................             485              519
Other liabilities ...............................................             103              172
Stockholders' equity:
  Common stock, $.01 par value, 25,000 shares authorized;
    6,539 shares issued and 6,419 shares outstanding in 1998;
    6,450 shares issued and 6,405 shares outstanding in 1997 ....              64               64
  Paid in capital ...............................................          22,857           22,074
  Treasury stock at cost, 120 and 45 shares, respectively .......          (1,176)            (469)
  Accumulated deficit ...........................................         (22,491)         (20,660)
  Foreign currency translation adjustment .......................            (394)            (262)
                                                                         ---------        ---------
    Total stockholders' equity ..................................          (1,140)             747
                                                                         ---------        ---------
                                                                         $ 29,022         $ 29,088
                                                                         ---------        ---------
                                                                         ---------        ---------

                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                             JULY 31,
                                                                                   ------------------------------
                                                                                      1998             1997
                                                                                   ------------    --------------
Cash flows from operating activities:
   Net loss ..................................................................        $(1,831)        $(5,676)
                                                                                      -------         -------
   Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income taxes ...................................................             --          (3,405)
     Depreciation and amortization ...........................................          2,166           1,872
     Provision for doubtful accounts .........................................            561           1,712
     Disposal of fixed assets ................................................              2               2
     Changes in assets and liabilities:
       Increase (decrease) in accounts receivable ............................           (337)          1,728
       (Increase) decrease in inventories ....................................            215             (77)
       (Increase) decrease in prepaid expenses and other current
         and noncurrent assets ...............................................            290            (267)
       Increase in product development costs .................................         (1,953)         (1,603)
       Decrease in accounts payable ..........................................           (123)            (75)
       Decrease in accrued liabilities, accrued employee salaries and
         benefits and other liabilities ......................................         (1,147)           (555)
       Increase in deferred revenue ..........................................            487             827
                                                                                      -------         -------
         Total adjustments ...................................................            161             159
                                                                                      -------         -------
           Net cash used in operating activities .............................         (1,670)         (5,517)
                                                                                      -------         -------
Cash flows from investing activities:
   Capital expenditures ......................................................           (536)           (648)
                                                                                      -------         -------
       Net cash used in investing activities .................................           (536)           (648)
                                                                                      -------         -------
Cash flows from financing activities:
   Net proceeds from short term borrowings ...................................          2,971             352
   Proceeds from issuance of long term debt ..................................             --           6,050
   Repayment of long term debt ...............................................           (400)             --
   Net proceeds from issuance of common stock ................................            110              79
                                                                                      -------         -------
     Net cash provided by financing activities ...............................          2,681           6,481
                                                                                      -------         -------
Effect of foreign currency on cash ...........................................           (132)            (60)
                                                                                      -------         -------
Net increase in cash and cash equivalents ....................................            343             256
Cash and cash equivalents at beginning of period .............................            537             475
                                                                                      -------         -------
Cash and cash equivalents at end of period ...................................        $   880         $   731
                                                                                      -------         -------
                                                                                      -------         -------
Cash paid for interest expense ...............................................        $ 1,400         $   862
                                                                                      -------         -------
                                                                                      -------         -------

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

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.

2.   ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $8,876,000 and $6,264,000 at July 31, 1998 and October 31, 1997, respectively. Installment receivables with terms greater than one year were $352,000 and $565,000 at July 31, 1998 and October 31,1997, respectively, and are included in other assets on the consolidated balance sheets.

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.   DEBT:

The Company's revolving loan agreement as amended provides for a maximum $18 million line of credit and $3 million term loan through February 28, 1999. Effective April 16, 1998, the agreement also provides for additional line of credit borrowings up to a maximum $4,500,000 (increased from $3,500,000) from time to time during certain periods of the remaining term of the agreement. Borrowings under the line bear interest at the prime rate plus 1.5%. The term loan has an annual interest rate of 15%. Effective August 20, 1998, the term loan is subject to a mandatory prepayment of $1,000,000 on or before November 30, 1998. At July 31, 1998, borrowings of $11,879,000 under the line were outstanding at an interest rate of 10% and the term loan balance was $2,600,000.

The Company is currently reviewing alternatives to meet its short and long term financing requirements.

4.   INCOME TAXES:

In line with the Company's decision to fully reserve its deferred tax asset at the end of fiscal 1997, no tax benefit has been recorded at July 31, 1998 for the current year to date loss.

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

During the nine months ended July 31, 1998 the Company acquired 75,000 shares totaling $707,000 through noncash exercise transactions. During the nine months ended July 31, 1997, the Company acquired 21,000 shares totaling $261,000 through noncash exercise transactions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1998 COMPARED TO THIRD QUARTER FISCAL 1997

REVENUES:

Total revenues for the third quarter of fiscal 1998 of $12,065,000 increased 6% or $722,000 as compared to $11,343,000 for the third quarter of fiscal 1997. The following table highlights revenues by product line (in 000's):

                                                     PLATO EDUCATION            AVIATION TRAINING               TOTAL
                                                  ----------------------        ------------------        ----------------------
                                                    1998          1997           1998         1997         1998           1997
                                                  -------       --------        ------        ----        -------        -------
Courseware license and support                    $ 9,617        $ 8,828        $1,464        $648        $11,081        $ 9,476

Hardware, third party courseware and other            984          1,846            --          21            984          1,867
                                                  -------       --------       -------        ----        -------        -------
      Total revenues                              $10,601        $10,674        $1,464         669        $12,065        $11,343
                                                  -------       --------       -------        ----        -------        -------
                                                  -------       --------       -------        ----        -------        -------

PLATO Education revenues were comparable to the prior year. Increased courseware license and support revenues of $789,000 were offset by decreased hardware and third party courseware revenues of $862,000.

Aviation Training revenues increased $795,000 or 119% due to increased courseware revenues in the third quarter of fiscal 1998.

GROSS PROFIT:

Gross profit for the third quarter of fiscal 1998 increased $1,068,000 or 11% to $10,650,000 as compared to $9,582,000 for the third quarter of fiscal 1997. The Company's gross margin was 88% for the third quarter of fiscal 1998 as compared to 84% for the third quarter of fiscal 1997. Increased courseware revenues contributed to the increase in gross profit and gross margin for the third quarter of fiscal 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the third quarter of fiscal 1998 decreased $1,878,000 or 22% to $6,699,000 as compared to $8,577,000 for the third quarter of fiscal 1997. This decrease was principally due to the reduction in PLATO Education selling expenses of $1,018,000, resulting primarily from the restructuring of operations initiated in late fiscal 1997, and the decrease in the provision for doubtful accounts of $624,000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the third quarter of fiscal 1998 decreased $385,000 or 17% to $1,900,000 as compared to $2,285,000 for the third quarter of fiscal 1997. PLATO Education product development expense decreased $275,000 due primarily to reduced spending and increased capitalization of costs as compared to the same period of the prior year.

OPERATING INCOME (LOSS):

Operating income was $2,051,000 for the third quarter of fiscal 1998 as compared to an operating loss of $1,280,000 for the third quarter of fiscal 1997. The improvement in operating results is due principally to the increased mix of courseware revenues and the positive impact of the restructuring of operations initiated in late fiscal 1997.

INCOME TAXES:

In line with the Company's decision to fully reserve its deferred tax asset at the end of fiscal 1997, no income taxes have been recorded in fiscal 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

FIRST NINE MONTHS FISCAL 1998 COMPARED TO FIRST NINE MONTHS FISCAL 1997

REVENUES:

Total revenues for the first nine months of fiscal 1998 of $28,881,000 increased $4,851,000 or 20% as compared to $24,030,000 for the first nine months of fiscal 1997. The following table highlights revenues by product line (in 000's):


                                                  PLATO Education      Aviation Training           Total
                                               -------------------     -----------------     ------------------
                                                 1998       1997        1998       1997        1998        1997
                                               -------     -------     ------     ------     -------     -------
Courseware license and support                 $21,719     $17,170     $3,793     $2,695     $25,512     $19,865
Hardware, third party courseware and other       3,316       3,993         53        172       3,369       4,165
                                               -------     -------     ------     ------     -------     -------
         Total revenues                        $25,035     $21,163     $3,846     $2,867     $28,881     $24,030
                                               -------     -------     ------     ------     -------     -------
                                               -------     -------     ------     ------     -------     -------

PLATO Education revenues for the first nine months of fiscal 1998 increased $3,872,000 or 18% as compared to the first nine months of fiscal 1997. This increase was due primarily to the growth in courseware license and support revenues, slightly offset by decreased hardware and third party courseware revenues.

Aviation Training revenues for the first nine months of fiscal 1998 increased $979,000 or 34% over the first nine months of fiscal 1997 primarily due to increased courseware revenues.

GROSS PROFIT:

Gross profit for the first nine months of fiscal 1998 increased $4,391,000 or 22% to $24,529,000 as compared to $20,138,000 for the first nine months of fiscal 1997. This increase was due principally to the growth in courseware revenues. The Company's gross margin was 85% for the first nine months of fiscal 1998 compared to 84% for the first nine months of fiscal 1997.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first nine months of fiscal 1998 decreased $3,367,000 or 15% to $19,059,000 as compared to $22,426,000 for the first nine months of fiscal 1997. This decrease was principally due to the reduction in PLATO Education selling expenses of $2,387,000, resulting primarily from the restructuring of operations initiated in late fiscal 1997, and the decrease in the provision for doubtful accounts of $1,151,000, offset by increased PLATO Education commissions of $601,000 resulting from the growth in revenues.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first nine months of fiscal 1998 was comparable to the first nine months of fiscal 1997. Increased Aviation Training product development expense of $306,000 was offset by a decrease in PLATO Education product development expense of $231,000.

OPERATING LOSS:

The operating loss was $264,000 for the first nine months of fiscal 1998 as compared to $8,046,000 for the first nine months of fiscal 1997. The improvement in operating results is due principally to the increase in courseware revenues and the positive impact of the restructuring of operations initiated in late fiscal 1997.

INTEREST EXPENSE:

Interest expense for the first nine months of fiscal 1998 was $1,369,000 as compared to $984,000 for the first nine months of fiscal 1997. Interest expense increased due principally to the Company's long term debt incurred in the second quarter of fiscal 1997.

INCOME TAXES:

In line with the Company's decision to fully reserve its deferred tax asset at the end of fiscal 1997, no income taxes have been recorded in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $880,000, net accounts receivable of $18,081,000, and its line of credit which expires February 28, 1999 unless extended, renegotiated or replaced. The Company has net installment receivables of $9,228,000 at July 31, 1998, of which $8,876,000 are due within one year and are included in net accounts receivable.

Net cash used in the Company's operating activities was $1,670,000 in the first nine months of fiscal 1998 as compared to $5,517,000 in the first nine months of fiscal 1997. Cash flows from operations were used principally to fund the Company's working capital requirements. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements). At July 31, 1998, borrowings of $11,879,000 were outstanding under the line of credit at an interest rate of 10%.

Net cash used in investing activities was $536,000 in the first nine months of fiscal 1998 for capital expenditures.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Net cash provided by financing activities in the first nine months of fiscal 1998 was $2,681,000 which primarily represents borrowings under the Company's line of credit offset by principal payments on the term loan (see Note 3 of Notes to Consolidated Financial Statements).

In November 1997, the Company announced that it had retained BancAmerica ROBERTSON STEPHENS to advise it regarding strategic alternatives to enhance shareholder value. The Company is currently reviewing financing alternatives to meet its short and long term working capital, capital expenditure, and business investment requirements.

In September 1998, the Company announced the sale of its Aviation Training business.

YEAR 2000

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

           Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                Number      Description
                ------      -----------
                 10.22      Fourth Amendment to Amended and Restated Revolving
                            Loan and Security Agreement between Sanwa Business
                            Credit Corporation and The Roach Organization,
                            Inc. and TRO Learning (Canada), Inc. dated August
                            20, 1998.

                 27         Financial Data Schedule

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed for the quarter ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 4, 1998.

                              TRO LEARNING, INC.


                              By  /s/ William R. Roach
                                  ----------------------------------------
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (principal executive officer)



                                  /s/ Andrew N. Peterson
                                  ----------------------------------------
                                  Senior Vice President, Chief Financial
                                  Officer, Treasurer and Secretary
                                  (principal financial officer)



                                  /s/ Mary Jo Murphy
                                  ----------------------------------------
                                  Vice President, Corporate Controller and
                                  Chief Accounting Officer
                                  (principal accounting officer)