Form 10-K
period 1998-10-31
TRO LEARNING INC
filed 1999-01-29
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 15, 1998 was: 6,446,511 shares.

The aggregate market value of common stock (based on the closing price on December 15, 1998) held by non-affiliates of the Registrant was approximately $38,640,000.

Index for exhibits is located on page 50.
This document contains 52 pages.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 6, 1999 (the "1999 Proxy Statement") is incorporated herein by reference in Part III of this Form 10-K. Pursuant to Regulation 14A under the Securities Exchange Act of 1934, the 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                   NOTE REGARDING FORWARD LOOKING INFORMATION

This Form 10-K contains forward-looking statements identified by the use of "believes", "expects", "anticipates", and similar expressions. Such statements are subject to risk and uncertainties that could cause actual results to differ from those contemplated by the forward-looking statement. Such risks and uncertainties include any change in the market acceptance of the Company's products and services, the risk of failure of the Company's technology to remain at market standards, the risk of the Company being able to finance its business operations, and other similar business and market risks. Readers are cautioned not to place undue reliance on such forward-looking statements.

                               TRO LEARNING, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED OCTOBER 31, 1998
-------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


                                                                                    Page
                                                                                    ----
                                     PART I

Item 1.     Business...................................................................4
Item 2.     Facilities................................................................14
Item 3.     Legal Proceedings.........................................................14
Item 4.     Submission of Matters to Vote of Security Holders.........................15
Item 4A.    Executive Officers of the Registrant......................................15

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters......18
Item 6.     Selected Consolidated Financial Data......................................19
Item 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................20
Item 8.     Financial Statements and Supplementary Data...............................29
Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................................49

                                      PART III

Item 10.    Directors and Executive Officers of the Registrant........................49
Item 11.    Executive Compensation....................................................49
Item 12.    Security Ownership of Certain Beneficial Owners and Management............49
Item 13.    Certain Relationships and Related Transactions............................49

                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........50

Signatures  ..........................................................................52

                               TRO LEARNING, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED OCTOBER 31, 1998
                                     PART I
-------------------------------------------------------------------------------

ITEM 1.  BUSINESS

OVERVIEW:

TRO Learning, Inc. (the Company) is a leading developer and marketer of PC-based, interactive, self-paced instructional systems. Offering more than 2,000 hours of comprehensive academic and applied skills courseware designed for adolescents and adults, the Company's PLATO-Registered Trademark-Learning Systems are marketed to middle schools and high schools, colleges, job training programs, correctional institutions, military education programs, and corporations. The PLATO Learning System is delivered via local area networks, CD-ROM, the Internet and private Intranets.

The Company's wholly-owned operating subsidiary is The Roach Organization, Inc. (TRO). TRO has two wholly owned subsidiaries, one in Canada, TRO
Learning (Canada), Inc., and one in the United Kingdom, TRO Learning (UK) Ltd.

COMPANY HISTORY:

The Company was incorporated in 1989 when an investor group acquired the principal business of the Training and Education Group of Control Data Corporation. In December 1992, the Company became publicly held and is traded on the NASDAQ-NMS exchange under the symbol TUTR.

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

In September 1998, the Company announced the sale of its Aviation Training business (which marketed PC-based instructional systems to airlines worldwide for use by commercial airline pilots, maintenance crews, and cabin personnel) and will focus exclusively on its PLATO-Registered Trademark- brand going forward.

PRODUCTS AND SERVICES:

The Company's products offer educators and trainers an effective supplement or alternative to traditional, instructor-led education. PLATO-Registered Trademark- is a computer-based instructional system designed to enhance the learning process and help adolescent and adult learners reach their fullest potential. PLATO provides interactive, individualized instruction in a broad range of subjects. PLATO courseware has proven effective in a variety of learning settings, including alternative education programs, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation and workplace training programs.

Whether used for distance learning, as a supplement to a traditional program, or as an advanced course offering, PLATO's courseware motivates and engages a wide range of learners.

The PLATO Learning System is comprised of PLATO courseware, the PLATO-Registered Trademark- Pathways instructional management software, multiple courseware delivery systems, and PLATO Professional Services. A variety of third-party courseware can also be incorporated to meet specific learning objectives.

PLATO COURSEWARE AND SOFTWARE:

The comprehensive PLATO courseware library includes over 2,000 hours of mastery-based instruction in the subject areas of reading, writing and language arts, mathematics, science, social studies, life and job skills, technology and applied skills for the workplace. The consistent instructional strategy and design, and modular structure of PLATO courseware provides maximum flexibility to design customized programs to meet both individual learner needs and specific program objectives.

PLATO courseware can integrate into an educational program as follows:

   - as a complement to classroom learning, addressing individual learner needs through enrichment and remediation;

   - as a supplement to classroom learning, providing additional instruction and practice; and,

   - as a primary resource, allowing the instructor to become a coach, counselor, and manager.

The Company provides state-of-the-art education and training solutions to its clients. The Company regularly updates its courseware library and develops new products to extend and enhance it. In October 1998, the Company announced that it was in the final stages of converting the 2,000-hour PLATO courseware library to run as a native 32-bit application under the Windows operating system. Windows-based PLATO problem-solving courses employ sophisticated interactive simulations, online coaching, and advanced multimedia and graphics to create an exciting learning environment that fosters critical-thinking skills. New courses recently released include Math Problem Solving, The Employment Partnership, Advanced Reading Strategies, Technology

Fundamentals, and the PLATO WordBank Editor. Another course, Practical Problem Solving, is currently in development and is scheduled for release in the fall of 1999.

Math Problem Solving has been selected for inclusion on the Children's Software Review (CSR) "All Star Software" list with a rating of 4.5 out of 5 stars. CSR's All Star Software List is an ongoing collection of highly recommended software titles that is updated on a bimonthly basis. In addition, WordBank Editor has been selected as a top five finalist for the 1999 Codie Award for Best New Education Software Program sponsored by the Software Publishers Association. Earning the status of a Codie Award finalist is significant, particularly since PLATO WordBank Editor was selected from a pool of more than 900 nominations.

The following table summarizes PLATO courseware and software offerings:


PLATO COURSEWARE:
-----------------

COMMUNICATION                                        SCIENCE/TECHNOLOGY
Reading 1 and 2                                      Science Fundamentals
Advanced Reading Strategies                          Chemistry 1 and 2
Reading for Information                              Physics 1 and 2
Writing Series                                       Technology Fundamentals
Writing in the Workplace
Communication                                        SOCIAL STUDIES
WordBank Editor                                      Social Studies

MATHEMATICS                                          LIFE SKILLS
Math Fundamentals                                    Life and Job Skills
Math Fundamentals (Spanish Edition)                  Parenting Skills
Math Problem Solving
Data Skills                                          WORKSKILLS/SCHOOL-TO-WORK
Pre-Algebra                                          Quality Fundamentals
Beginning, Intermediate and Advanced Algebra         Reading for Information
Beginning and Intermediate Algebra (Spanish Edition) Communication
Geometry and Measurement 1 and 2                     Writing in the Workplace
Trigonometry                                         Data Skills
Calculus 1 and 2                                     The Employment Partnership


THIRD PARTY COURSEWARE:
-----------------------
Reading Horizons                                     Business Software Training Series
Mindplay Writing Series                              Substances Abuse Series
English Discoveries (ESL)                            Blueprint Reading
Rediscover Science 6-9 and 9-12                      Mastering Geometric Dimensioning and Tolerancing
Toward Algebra                                       Ultrakey Keyboarding


PLATO SOFTWARE PRODUCTS:
------------------------
PLATO Curriculum Manager                             PLATO Records Transfer and Consolidation Utility
PLATO Pathways-Registered Trademark-                 PCD3 Authoring System
   Instructional Management                          PLATO S.T.A.R.
   System for Windows-Registered Trademark-          PLATO on the Internet
PLATO Remote Administration


PLATO courseware is objective-based and can be aligned to help learners meet specific program, local, state and provincial learning objectives and tests. PLATO courseware can also be aligned to national standardized tests and curriculum standards including:

    - ABLE (Adult Basic Literacy Exam)
    - ACT (American College Test)
    - CAT (California Achievement Test)
    - CAAT (Canadian Adult Achievement Test)
    - CASAS (Comprehensive Adult Student Assessment System)
    - GED (General Education Development) Exam
    - NCTM (National Council of Teachers of Mathematics) Standards
    - SAT (Scholastic Aptitude Test)
    - SCAN'S (Secretary's Commission on Achieving Necessary Skills) Competencies
    - Standard Achievement Tests
    - TABE (Test of Adult Basic Education)
    - ACT Work Keys-TM-

INSTRUCTIONAL MANAGEMENT SOFTWARE:

Instructional management is at the core of any learning environment. PLATO-Registered Trademark- Pathways is an easy to use Windows-based software program that seamlessly integrates assessment, instruction and management - giving instructors a versatile educational tool. This instructional management system diagnoses strengths and weaknesses and adaptively prescribes individualized learner menus - ensuring targeted, personalized instruction keyed to program goals. It can incorporate offline, online, and Web-based resources to enrich the learning experience. It also tracks learner progress and offers an extensive array of reports which provide administrators, teachers, learners, and parents with highly meaningful information that documents accountability and performance.

PLATO-Registered Trademark- Pathways is compatible with Windows-Registered Trademark- 95, Windows-Registered Trademark- 98, and NT-Registered Trademark-Workstation, and can manage both Windows And MS-DOS-Registered Trademark- applications. Pathways is also compatible with Apple-Registered Trademark- iMac and G3 workstations running Virtual PC Windows emulation software.

DELIVERY SYSTEMS:

The PLATO Learning System is configured to use PC's running MS-DOS-Registered Trademark- or Windows or Apple-Registered Trademark- iMac or G3 with Windows emulation software. With PLATO's multiple delivery systems, learning is no longer confined to a lab or classroom.

     - Desktop Launch - with the desktop launch, individual PLATO courses can be delivered directly on a PC without a management system. Individual student sign-on, bookmarking and recordkeeping are available.

     - Local Area Networks (LAN) - with a LAN configuration, all courseware, management software, student records, and files are centralized and can be accessed by any learner, at any learning station, using a PLATO sign-on and private password. The Company offers LAN configurations utilizing either Microsoft Windows NT or Novell-Registered Trademark-NetWare.

     - CD-ROM Stand Alone - CD-ROM delivery allows a single PC workstation to deliver PLATO and complementary courseware using PLATO-Registered Trademark- Pathways.

     - Internet/Distance Learning - remote learners with Internet or Intranet access can study PLATO lessons, test for mastery, and progress through lesson sequences just as if they were onsite in the lab or classroom -using PLATO-Registered Trademark- on the Internet. Records and courseware are kept on an Internet Server and are accessed by learners on demand, from any location, using a private PLATO identifier and password. To enhance speed and reliability, modules are downloaded to the local PC at the time they are selected, so a continuous connection is not required. Learners can monitor their progress via menus and a learner progress report. To create a community of learners, PLATO on the Internet also features a suite of Web-based tools that facilitate discussion groups and links to education Web sites that complement and enrich instruction.

PROFESSIONAL SERVICES:

PLATO Professional Services was created to ensure that clients receive the necessary support services for the success of their PLATO programs and ongoing personal development.

     - Training Services - Customized education and training solutions include implementation planning, professional development workshops, and ongoing training, evaluation and support - provided by the Company's experienced Education Consultants.

     - Technical Support - On-site installation and specialized technical consulting provided by PLATO Field Engineers and Technicians.

     - Software Support - Available via the Company's toll-free number, Internet e-mail or the PLATO Support Web Page, clients can access a staff of PLATO specialists and software analysts, to answer questions or solve problems with their PLATO system. PLATO clients also receive updates and enhancements to PLATO-Registered Trademark- Pathways management system and to PLATO courseware.

SALES AND MARKETING:

The Company's sales and marketing efforts are designed to increase market penetration and reinforce the Company's reputation for product quality, customer satisfaction, and service. The Company targets potentially large and high growth market niches to which the Company's existing and future products can be effectively sold. The Company uses a direct sales force in North America and the United Kingdom. The Company has established exclusive distribution agreements with distributors experienced in education product distribution in the following countries: Singapore, Malaysia, Puerto Rico, the United Arab Emirates, and South Africa.

As of October 31, 1998, fifty-nine account managers are responsible for sales of PLATO Learning Systems and for maintaining active relationships with both current and potential clients. Forty-nine education consultants are responsible for implementing PLATO Learning Systems and providing customized training solutions for clients.

The Company reaches potential clients and reinforces its market image by attending and making presentations at national, regional and state educational conventions and conferences, sponsoring instructional and teaching seminars, and publicity in trade journals. It conducts extensive direct mail and telemarketing campaigns to targeted prospects within each market segment to secure leads and promote increased awareness of the Company and the PLATO Learning System. In addition, the Company maintains comprehensive web sites on the Internet's World Wide Web (www.tro.com and www.plato.com) with news and information about the Company's products, services, and clients.

The Company has relationships with many industry associations, such as the American Association of Community Colleges, the National Alliance of Business, the National Association of Black School Administrators, the American Association of School Administrators, the League of Innovation, and the Corrections Education Association. Additional marketing activities to promote the effectiveness of PLATO products to potential clients include the publication of formal evaluation data, program and application reports, and the distribution of press/news releases to appropriate sources.

COMPETITION:

In all of its markets, the Company competes primarily against more traditional methods of education and training, principally live classroom instruction. The Company has seen increased acceptance of effective multimedia-based, computer-aided methods of training and education due to, among other reasons, their flexibility, cost-efficiency, and demonstrated effectiveness.

The Company competes primarily on the basis of the depth and recognized quality of its courseware and its ability to deliver a flexible, timely, cost-effective, and customized solution to a client's education and training needs. Based on recent competitive situations in which it has participated, the Company believes that product depth, quality, and effectiveness are more important competitive factors than price.

Within the academic computer-based education market, the Company competes most directly with other learning system providers, including divisions within Pearson PLC and McGraw-Hill McMillan. While these companies are focused primarily on the elementary school market, they compete to some degree with the Company in the secondary and post-secondary and young adult market. Although these companies are significantly larger than the Company, PLATO courseware offers a comprehensive curriculum developed specifically for adult and young adult learners. In the post-secondary education and training markets there are many regional and specialized competitors.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

The Company's product development group develops, enhances, and maintains the PLATO courseware, instructional management software, and delivery system platforms. This group employs a rigorous multi-phased product development methodology and process management system. Based on both classical instructional design concepts and models, as well as systems development management techniques, the Company's product development methodology has been constructed to specifically address the creation of individualized, learner-controlled, interactive instruction using the full multimedia capabilities of today's personal computing and other related technologies. The Company's rigorous instructional design and development methodology assures the instructional effectiveness and content integrity of the resulting product. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all software graphics, audio, video, and text. Moreover, the Company's innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.

Central to the courseware development process are four proprietary software tools: PLATO-Registered Trademark- PATHWAYS - the PLATO instructional management system designed for system control, tracking and reporting of student performance, and administration; MICRO PLATO AUTHORING SYSTEM (MPAS) - software used in the enhancement and maintenance of existing PLATO courseware; PLATO CURRICULUM DESIGN, DEVELOPMENT AND DELIVERY (PCD3) SYSTEM - a proprietary, flexible courseware development tool; and WIN PLATO - a proprietary courseware authoring framework for writing Windows courseware.

The Company's technical support group provides a full range of support services to ensure client satisfaction. Full-time professionals, with general technical expertise and extensive operational knowledge of the Company's products, provide pre-sales technical consultation and support to the Company's field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals consult and coordinate with the client, account manager, and installation team regarding site preparation and system installation. They also confirm full client acceptance and monitor client satisfaction and support requirements.

In fiscal 1997, the Company began offering a new service and support program to new, as well as renewal, clients. As part of this program, the Company started charging for support services including training, installation and technical support for the PLATO products.

The Company integrates its products by purchasing component parts from a network of external suppliers under a just-in-time inventory system. The integration and distribution function has the responsibility to integrate computer systems and ship software and courseware to clients. The Company does not use raw materials and maintains minimal inventory.

All manufacturers' warranties are passed through to the Company's clients. After the warranty periods are over, the Company offers maintenance contracts through third-party service organizations. The Company contracts with outside vendors, primarily BancTec Services Corp., for hardware installation and maintenance services for its client sites. In addition, the Company distributes a limited amount of third-party courseware and also purchases off-the-shelf software and hardware products from Novell, Microsoft, and other vendors.

The Company has supplier relationships with several hardware and software vendors. Although these relationships are important to the Company, management believes that, in the event that such products or services were to cease to be available, alternative sources could be found on terms acceptable to the Company.

PROPRIETARY RIGHTS:

The Company regards its courseware and software as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, license and distribution agreements, employee and third-party non-disclosure agreements, and other methods to protect its proprietary rights. The Company owns the federal registration of the PLATO trademark. In addition, in 1989 Control Data assigned to the Company federally registered copyrights in the PLATO courseware. The Company has not recorded the assignment of these copyrights because it believes the additional statutory rights resulting from recordation are not necessary for the protection of the Company's rights therein. The Company has federal copyrights on all PLATO courseware produced since 1989. The Company has not applied for trademark registration at the state level, but has instead relied on its federal registrations and state common law rights to protect its proprietary information. The Company has registered trademarks in the United States and overseas for PLATO. The Company regards these registrations as material to its business. The Company licenses some courseware and software from third-party developers and incorporates them into the Company's courseware offerings and integrated learning systems.

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

BACKLOG:

The Company's backlog consists of orders for the delivery of goods and services in future periods. The backlog for PLATO Education was $6.8 million and $8.5 million, respectively, at October 31, 1998 and 1997. From time to time, the Company may have longer-term contracts in its backlog for the delivery of PLATO Learning Systems. At October 31, 1998, approximately $0.6 million of such orders (included in the foregoing backlog figure) are expected to be delivered subsequent to fiscal 1999.

CYCLICALITY:

The Company's quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures, and promotional programs. In addition, certain of the Company's PLATO Education clients experience cyclical variations in funding which can impact the Company's revenue patterns. The Company's quarterly revenues can also fluctuate based upon spending patterns, budget cycles, and the fiscal year ends of these clients. The Company historically has experienced higher levels of revenues in its fourth fiscal quarter.

EMPLOYEES:

As of October 31, 1998, the Company employed 304 people on a full-time basis, including 170 in sales and marketing, 75 in product development and operations, 35 in support services, and 24 in finance and administration.

ITEM 2.  FACILITIES

The Company leases approximately 50,000 square feet of office and warehouse space in Edina and Bloomington, Minnesota for its corporate headquarters and 5,400 square feet of office space for its executive offices in Hoffman Estates, Illinois. The Company maintains sales offices in Dallas, Houston, San Antonio and Texarkana, Texas; Skippack, Pennsylvania; Huntington Beach, California; Ft. Lauderdale, Florida; Westport, Connecticut; Lenexa, Kansas; Chicago, Illinois; Nashville, Tennessee; and Cary, North Carolina. The Company's Canadian subsidiary leases 525 square feet for its principal offices in Vancouver and maintains sales offices in Don Mills, Ontario; Winnipeg, Manitoba; and Moncton, New Brunswick. The United Kingdom subsidiary maintains an office in Berkshire, England.

The leases for the Company's offices in Edina and Bloomington, Minnesota expire March 31, 2000 and March 31, 2001, respectively and the lease for the executive offices in Hoffman Estates, Illinois expires August 31, 2000. See Note 7 of Notes to Consolidated Financial Statements.

The Company's leased facilities are adequate to meet its business requirements.

ITEM 3.  LEGAL PROCEEDINGS

On December 15, 1997, a securities fraud class action was filed in the United States District Court for the Northern District of Illinois against the Company and two of its current and former executive officers. The purported class action was filed on behalf of all persons who purchased common stock of the Company during the period December 7, 1995 through June 10, 1997, seeking damages for alleged violations of the federal securities laws. On May 19, 1998, the United States District Court for the Northern District of Illinois dismissed the complaint with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company are as follows:

    William R. Roach          Chairman of the Board, President and Chief Executive Officer
    John Murray               Executive Vice President and Chief Financial Officer
    G. Thomas Ahern           Senior Vice President, PLATO Education Sales and Marketing
    Wellesley R. Foshay       Vice President, Instructional Design and Cognitive Learning
    David H. LePage           Vice President, PLATO Support Services and Distribution
    Mary Jo Murphy            Vice President, Corporate Controller and Chief Accounting Officer
    Frank Preese              Vice President, Product Development
    Steven R. Schuster        Vice President and Treasurer
    John C. Super             Vice President, Marketing
    Patricia A. Hlavacek      Corporate Secretary

Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

William R. Roach, age 58, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding in 1989. Prior to founding the Company, from 1987 to 1988, Mr. Roach was President and Chief Executive Officer of Applied Learning International, Inc. (ALI), a training and education company and successor to Advanced Systems, Inc. (ASI), and a Director and Senior Vice President of ALI's parent, National Education Corporation (NEC). From 1981 to 1987, Mr. Roach was the Chief Executive Officer of ASI, a New York Stock Exchange listed training and education company which was acquired by NEC in 1987. After leaving ALI in 1988, Mr. Roach led a group of investors in pursuing an acquisition in the field of training and education.

John Murray, age 43, joined the Company in 1989 as Managing Director of the United Kingdom subsidiary. In October 1998 he was promoted to his current position, Executive Vice President and Chief Financial Officer. From October 1997 until October 1998 he served as Senior Vice President, Operations. From April 1996 to October 1997 he held the position of Vice President,

Product Development. From November 1994 to March 1996, Mr. Murray was Vice President, Aviation Sales and Operations. He served as Vice President, Eastern Aviation Sales and Operations, from 1991 to 1994. From 1986 to 1989, Mr. Murray was Manager of Training Systems Group for Control Data Limited.

G. Thomas Ahern, age 40, was promoted to Senior Vice President, PLATO Education Sales and Marketing in October 1997. From January to October 1997, he was Vice President, PLATO Education Sales, North America, and from December 1992 to October 1997 he served as Vice President, U.S. Sales, PLATO Education. Previously, he was Regional Vice President, Sales for the Company since its founding in 1989. From January 1989 to September 1989, Mr. Ahern was National Sales Manager for the training and education group of Control Data Corporation, a computer hardware, software and data services company.

Wellesley R. Foshay, Ph.D., age 51, has served as Vice President, Instructional Design and Cognitive Learning since the Company's founding in 1989. From 1987 to 1989, Dr. Foshay was Senior Director, Quality Assurance, Standards and Training for ALI.

David H. LePage, age 52, has served in his present capacity, Vice President, PLATO Support Services and Distribution since 1997. From the Company's founding in 1989 until 1997, he served as Vice President, Systems Development, Client Support and Operations. From 1972 to 1989, Mr. LePage was General Manager, Systems Development and Technical Support for the training and education group of Control Data Corporation.

Mary Jo Murphy, age 42, joined the Company in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

Frank Preese, age 51, joined the Company in 1994 as Director of Curriculum Development. He has served in his present capacity as Vice President, Product Development since November 1997. From 1996 through 1997 he served as Assistant Vice President, Curriculum Development and during 1995 as Senior Director of Curriculum Development. Prior to joining the Company, Mr. Preese served as Vice President of Computer Services with Golle & Holmes Corporation, a training consultancy to Fortune 500 companies.

Steven R. Schuster, age 38, joined the Company in December 1996 as Vice President and Assistant Treasurer. In October 1998, he was promoted to Vice President and Treasurer. From 1993 to 1996, he was Vice President for Norwest Bank, a financial services company. Mr. Schuster was formerly the Assistant Treasurer of St. Jude Medical, Inc.

John C. Super, age 51, joined the Company in 1990 as a Workplace Account Manager. He has served in his present capacity as Vice President, Marketing, since February 1997. From 1992 through 1996 he served as Vice President, Strategic Sales and during 1991 as Vice President Sales, Eastern Region. Prior to joining the Company, Mr. Super served in sales and management capacities with Wicat Systems and Computer Curriculum Corporation.

Patricia A. Hlavacek, age 52, joined the Company in September 1989 as Administrative Assistant to the Corporate Counsel. From 1993 to the present, she has served in various capacities including Assistant Secretary, Stock Option Plan Administrator, and performed the duties of Compliance Officer in matters involving the Securities and Exchange Commission. In October 1998, she was appointed as Corporate Secretary. Prior to joining the Company, Ms.
Hlavacek was employed with ALI.

                                   PART II
-----------------------------------------------------------------------------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

The Company's common stock is publicly traded on the NASDAQ National Market System under the symbol, TUTR.

The following table presents the high and low closing prices for the Company's common stock as reported by NASDAQ for each quarter during the years ended October 31, 1998 and 1997:

                                       FISCAL 1998
            -------------------------------------------------------------------
                 FIRST            SECOND            THIRD           FOURTH
            ----------------   --------------   --------------   --------------
        High    $    7.50       $     11.38      $     10.31       $   9.50
        Low          4.88              6.75             8.00           6.63

                                       FISCAL 1997
            -------------------------------------------------------------------
                 FIRST            SECOND            THIRD           FOURTH
            ----------------   --------------   --------------   --------------
        High    $   21.88       $     11.50      $     12.13       $  11.00
        Low         10.00              7.06             7.00           7.25

HOLDERS:

There were approximately 3,400 stockholders of record as of December 15, 1998 (includes individual participants in security position listings).

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                  (In thousands, except per share data)

                                           1998            1997            1996            1995             1994
                                       --------------  --------------  -------------  ---------------  ---------------
INCOME STATEMENT DATA:
Revenues by product line:
    PLATO Education..................    $   39,385      $   33,265      $   36,980    $     30,613      $   22,591
    Aviation Training................         3,893           3,694           4,425           6,724           5,774
                                       --------------  --------------  -------------  ---------------  ---------------
    Total revenues ..................        43,278          36,959          41,405          37,337          28,365
Gross profit.........................        38,269          30,484          35,192          29,669          22,587
Selling, general and  administrative
    expense..........................        25,408          36,988          27,537          19,027          15,494
Product development and customer
    support..........................         7,341           8,036           5,307           4,487           7,515
Operating income (loss)..............         5,520         (14,540)          2,348           6,155          (1,222)
Interest expense.....................         2,217           1,480             856             300             344
Provision (credit) for income taxes..           ---           4,061             564           2,157            (533)
Income (loss) from continuing
    operations.......................         3,068         (20,217)            982           3,752            (889)
Income (loss) from discontinued
    operations.......................           ---             ---             ---             ---          (1,250)
PER SHARE OF COMMON STOCK (diluted):
Income (loss) from continuing
    operations.......................          0.47           (3.24)           0.15            0.60           (0.15)
Loss from discontinued operations....           ---             ---             ---             ---           (0.21)
Net income (loss)....................          0.47           (3.24)           0.15            0.60            0.55
BALANCE SHEET DATA:
Total assets.........................        27,407          29,088          42,327          33,660          26,931
Total liabilities....................        23,738          28,341          21,515          14,158          10,990
Stockholders' equity.................         3,669             747          20,812          19,502          15,941

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The Company is a leading developer and marketer of microcomputer-based, interactive, self-paced instructional systems. Offering more than 2,000 hours of comprehensive academic and applied skills courseware designed for adolescents and adults, the Company's PLATO-Registered Trademark- Learning Systems are marketed to middle schools and high schools, colleges, job training programs, correctional institutions, military education programs and corporations. The PLATO Learning System is delivered via networks, CD-ROM, the Internet and private Intranets.

In September 1998, the Company announced the sale of its Aviation Training business (which marketed PC-based instructional systems to airlines worldwide for use by commercial airline pilots, maintenance crews and cabin personnel) and will focus exclusively on its PLATO brand going forward.

FISCAL 1998 COMPARED TO FISCAL 1997:

REVENUES:

Total revenues of $43,278,000 for 1998 increased by $6,319,000 or 17% as compared to $36,959,000 for 1997. The following table highlights revenues by product line (in 000's):

                                                  PLATO EDUCATION        AVIATION TRAINING             TOTAL
                                              -----------------------  ---------------------- -----------------------
                                                 1998        1997        1998        1997        1998        1997
                                              ----------- -----------  ----------- ---------- ----------- -----------
   Courseware and professional services...... $   35,694   $  28,083     $ 3,840    $  3,390   $ 39,534   $  31,473
   Hardware, third party courseware and other      3,691       5,182          53         304      3,744       5,486
                                              ----------- ----------   -----------  ---------- ---------- -----------
        Total revenues.......................  $  39,385   $  33,265     $ 3,893    $  3,694   $ 43,278   $  36,959
                                              =========== ==========   ===========  ========== ========== ===========

As summarized in the above table, PLATO Education courseware and professional services revenue of $35,694,000 for 1998 increased by $7,611,000 or 27% as compared to 1997. The growth was achieved primarily by expanding the Company's current markets for PLATO products.

Aviation Training revenues of $3,893,000 increased by $199,000 or 5% from the prior year. In September 1998, the Company announced the sale of its Aviation Training business and will focus exclusively on its PLATO brand going forward.

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

GROSS PROFIT:

Gross profit for 1998 increased by $7,785,000 or 26% to $38,269,000 as compared to $30,484,000 for 1997. This increase was due to the increase in PLATO Education courseware and professional services revenue as well as a higher mix of PLATO courseware revenues. The Company's gross margin was 88% for 1998 as compared to 82% for 1997.

PLATO Education gross margin for 1998 was 89% compared to 83% for 1997. Aviation Training gross margin was 81% for both 1998 and 1997.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for 1998 decreased by $11,580,000 or 31% to $25,408,000 as compared to $36,988,000 for 1997. This decrease was principally due to the reduction in PLATO Education selling expenses of $4,468,000, resulting primarily from the restructuring of operations initiated in late fiscal 1997, and the decrease in the provision for doubtful accounts of $6,438,000.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for 1998 decreased by $695,000 or 9% to $7,341,000 as compared to $8,036,000 for 1997. PLATO Education product development expense decreased $323,000, due primarily to reduced spending and increased capitalization of costs, slightly offset by increased amortization, as compared to 1997.

OPERATING INCOME (LOSS):

Operating income for 1998 was $5,520,000 as compared to an operating loss of $(14,540,000) for 1997. This improvement in operating results is due principally to the increase in courseware and professional services revenue and the positive impact of the restructuring of operations initiated in late fiscal 1997.

INTEREST EXPENSE:

Interest expense was $2,217,000 for 1998 as compared to $1,480,000 for 1997. This increase was due to increased borrowings, resulting in additional expense of $414,000, as well as one-time settlements of interest totaling $323,000 with vendors for past due amounts.

PROVISION FOR INCOME TAXES:

In line with the Company's decision to fully reserve its deferred tax asset at the end of 1997, no income taxes have been recorded in 1998.

FISCAL 1997 COMPARED TO FISCAL 1996:

REVENUES:

Total revenues of $36,959,000 for 1997 decreased by $4,446,000 or 11% as compared to $41,405,000 for 1996. The following table highlights revenues by product line (in 000's):

                                                 PLATO EDUCATION        AVIATION TRAINING             TOTAL
                                              ----------------------- ----------------------- -----------------------
                                                 1997        1996        1997        1996        1997        1996
                                              ----------- ----------- ------------ ---------- ----------- -----------
   Courseware and professional services......  $  28,083   $  31,252     $ 3,390    $  4,183  $  31,473    $  35,435
   Hardware, third party courseware and other      5,182       5,728         304         242      5,486        5,970
                                              ----------- ----------- ------------ ---------- ----------- -----------
        Total revenues.......................  $  33,265   $  36,980     $ 3,694    $  4,425  $  36,959    $  41,405
                                              =========== =========== ============ ========== =========== ===========


As summarized in the above table, PLATO Education courseware and professional services revenue of $28,083,000 for 1997 decreased by $3,169,000 or 10% as compared to 1996. The majority of this decrease occurred in the fourth quarter of 1997 as compared to 1996.

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for 1997 increased by $9,451,000 or 34% to $36,988,000 as compared to $27,537,000 for 1996. This increase was principally due to the additional provision for doubtful accounts of approximately $5,132,000 recorded in 1997, when it was determined that payment for numerous sales contracts would not be received. The majority of these sales were to customers, which are dependent upon various government funding sources, and therefore subject to standard non-appropriation of funds

In addition, PLATO Education selling expense increased by approximately $2,736,000, primarily for salaries, fringe benefits and travel due to the expansion of the sales and service organization.

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

INTEREST EXPENSE:

Interest expense was $1,480,000 for 1997 as compared to $856,000 for 1996. Interest expense increased due to the Company's long term debt incurred during 1997.

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

LIQUIDITY AND CAPITAL RESOURCES:

As of October 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $466,000, net accounts receivable of $16,427,000 and its line of credit. The Company has total installment receivables of $11,071,000 at October 31, 1998, of which $10,496,000 are due within one year and are included in net accounts receivable.

Net cash provided by the Company's operating activities was $1,988,000 in 1998 as compared to net cash used in operating activities of $5,873,000 in 1997 and $4,243,000 in 1996. Cash flows from operations were used principally to fund the Company's working capital requirements. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide borrowings up to a maximum of $18,000,000 through February 28, 1999 (see Note 3 of Notes to Consolidated Financial Statements). At October 31, 1998, borrowings of $6,880,000 were outstanding at a weighted average interest rate of 9.5%. The agreement provides for financial covenants requiring a minimum level of operating profit. The Company was in compliance with all financial covenants for the period ended October 31, 1998.

The Company's net cash provided by investing activities was $632,000 in 1998, which included proceeds of $1,414,000 from the disposal of the Aviation Training division offset by capital expenditures. Net cash used in investing activities was $762,000 in 1997 and $1,020,000 in 1996, principally for capital expenditures. The Company's capital expenditures totaled $782,000, $762,000 and $1,033,000 in 1998, 1997 and 1996, respectively. At October 31, 1998, the
Company had no material commitments for capital expenditures.

The Company's net cash used in financing activities was $2,379,000 in 1998, principally for repayments of debt. Net cash provided by financing activities was $6,723,000 in 1997, principally from long term debt issued, and $5,449,000 in 1996, principally from borrowings under the line of credit.

The Company took a non-cash tax charge of $4,061,000 in 1997 to record a valuation allowance against the deferred tax asset. Such valuation allowance has been provided based on the inherent uncertainty of predicting the sufficiency of the future taxable income necessary to realize the benefit of the net deferred tax asset in light of the Company's recent loss history and the competitive nature of the industry in which the Company operates. In prior years the primary differences between pretax earnings for financial reporting purposes and taxable income for income tax purposes included revenue recognition, the capitalization of product development costs and various reserves. The Company has net operating loss carryforwards of approximately $33 million which begin to expire in 2004.

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

On January 13, 1999, the Company announced the completion of a $5 million private placement of convertible preferred stock. The preferred stock is convertible into shares of the Company's common stock, at the option of the holder, up to two years from the issue date. Conversion is mandatory for securities still outstanding two years from the issue date. The conversion price is based on the average market price of the Company's common stock prior to conversion, as defined, and is adjusted over time to provide an 8% annual return to the holders. The conversion price is also subject to ceiling and floor limitations, which may be adjusted based on the Company's financial performance. Concurrent with this issuance, the Company issued 125,000 warrants to purchase the Company's common stock at $9.51 per share. These warrants expire five years from the issue date. The net proceeds received from the convertible preferred stock issuance were approximately $4.6 million and were used to pay down existing borrowings.

In order to maintain adequate cash reserves and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements, the Company is currently reviewing several new proposals to replace its existing revolving loan agreement. Completion of this transaction, which will offer a longer-term banking relationship with more advantageous terms and conditions, is expected early in the second quarter of 1999.

YEAR 2000:

Many existing computer systems use only the last two digits to identify a year. Consequently, as the year 2000 approaches, many systems do not yet recognize the difference between the years 1900 and 2000. This, as well as other date-related processing issues, may cause systems to fail or malfunction. As a result, the Year 2000 (Y2K) issue may affect the Company's products and normal business activities.

The Company began addressing the Y2K issue in early 1998 and has assembled a Y2K evaluation team that is endorsed by, and includes members of, senior management. A budget has been prepared for Y2K costs and progress reports are presented to senior management on a regular basis. The Y2K evaluation team has developed and implemented a comprehensive Y2K readiness plan for the Company's products and operations. The objectives of the Y2K evaluation team are as follows:

      - Develop a Y2K compliance standard for the Company's PLATO courseware and software products and determine compliance with that standard;

      - Advise on compliance of third party courseware, operating system, and hardware products based on representations by vendors of these products;

      - Determine compliance for the Company's internal systems (including information technology (IT) systems, such as financial and order entry systems, and non-IT systems, such as telephones and other office equipment);

      - Determine the Y2K readiness of key business partners that the Company relies on for normal business operations.

The Company has developed a compliance standard based on common testing methodology. Existing PLATO courseware and software products are currently being reviewed to determine compliance with that standard. The most current compliance and remediation information is maintained on the Company's Internet web site. PLATO products currently under development are being designed to be Y2K compliant.

The Company also sells various third party courseware, operating system, and hardware products. Y2K compliance information has been received from key vendors of third party courseware products and this information is maintained on the Company's Internet web site. Web links to key vendors of third party operating system and hardware products are also provided.

The Company has been taking, and will continue to take, actions necessary to resolve Y2K issues with its internal IT and non-IT systems, including planned replacements and upgrades. Major computers, applications, and related equipment have been reviewed and are either compliant or software upgrades have been ordered and will be installed in 1999. The Company's accounting and data processing system was not Y2K compliant and was recently upgraded to a version that the vendor has indicated is Y2K compliant.

The Company relies on key business partners for its normal business operations and has contacted them regarding Y2K readiness. While the Company is confident these partners are preparing for the year 2000, it has no control over their preparations and there is no assurance that they will be successful in addressing all Y2K issues.

While the Company's Y2K costs incurred to date have not been material, additional costs will be incurred as Y2K readiness is completed in mid-1999. Based on information currently available, management expects these additional costs to be immaterial as well.

While the Company is dedicating existing internal resources toward attaining Y2K readiness, there is no assurance that it will be successful in addressing all Y2K issues. If the Company does not achieve Y2K readiness, there could be significant adverse effects on its results of operations, liquidity, and financial condition. For example:

     - If the Company's PLATO products are not Y2K compliant, it could suffer increased costs, lost sales or other negative consequences resulting from customer dissatisfaction, including litigation.

     - If the Company's internal systems are not Y2K compliant, financial and customer information, orders and product shipments could be delayed and customer support could be interrupted.

     - If the Company's customers do not achieve Y2K readiness, sales and cash receipts may be delayed.

     - If the Company's key business partners and other third parties do not achieve Y2K readiness, its ability to receive supplies, ship products, process cash receipts, and conduct other ongoing business activities may be affected.

Based on the progress the Company has made to date in addressing Y2K issues, management does not expect significant risks with its Y2K compliance at this time. As the Company's plan is to address its major Y2K issues prior to being affected by them, it has not developed comprehensive Y2K-related contingency plans. If progress deviates from plan or significant risks are identified, the Company will consider contingency plans as deemed necessary.

This Y2K discussion is based on the Company's best estimates using the information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                Page
                                                                                ----
(a)  (1)  Consolidated Financial Statements:

          Report of Independent Accountants.......................................30

          Consolidated Balance Sheets as of October 31, 1998 and 1997.............31

          Consolidated Statements of Income for the years ended
          October 31, 1998, 1997 and 1996.........................................32

          Consolidated Statements of Stockholders' Equity for the years ended
          October 31, 1998, 1997 and 1996.........................................33

          Consolidated Statements of Cash Flows for the years ended
          October 31, 1998, 1997 and 1996.........................................34

          Notes to Consolidated Financial Statements..............................35

     (2)  Consolidated Financial Statement Schedule for the years ended
          October 31, 1998, 1997 and 1996:

          Report of Independent Accountants on Consolidated Financial
          Statement Schedule......................................................47

          Schedule II.  Valuation and Qualifying Accounts and Reserves............48

All other schedules called for under Regulation S-X are not submitted because they are not applicable, or because the required information is not material or is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
Board of Directors of
TRO Learning, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TRO Learning, Inc. and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Chicago, Illinois
December 3, 1998

                       TRO LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                  OCTOBER 31,
                                                                                          ---------------------------
                                                                                             1998            1997
                                                                                          -----------     ------------
                                 ASSETS
 Current assets:
    Cash and cash equivalents........................................................     $      466       $     537
    Accounts receivable, less allowances of $920 and $7,020, respectively............         16,427          18,305
    Inventories......................................................................            648             990
    Prepaid expenses and other current assets........................................          1,121             688
                                                                                          -----------     ------------
        Total current assets.........................................................         18,662          20,520
 Equipment and leasehold improvements, less accumulated depreciation
    of $3,204 and $4,092, respectively...............................................          1,073           1,271
 Product development costs, less accumulated amortization of $4,768 and $2,562,
    respectively.....................................................................          6,380           5,989
 Other assets........................................................................          1,292           1,308
                                                                                          -----------     ------------
                                                                                           $  27,407       $  29,088
                                                                                          ===========     ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable.................................................................     $    2,895       $   3,472
    Accrued employee salaries and benefits...........................................          2,647           3,199
    Accrued liabilities..............................................................          2,130           4,072
    Revolving loan...................................................................          9,321          11,908
    Deferred revenue.................................................................          3,290           1,949
                                                                                          -----------     ------------
        Total current liabilities....................................................         20,283          24,600
 Long term debt......................................................................          3,050           3,050
 Deferred revenue, less current portion..............................................            405             519
 Other liabilities...................................................................            ---             172
 Stockholders' equity:
    Common stock, $.01 par value, 25,000 shares authorized;
      6,535 shares issued and 6,415 shares outstanding in 1998;
      6,450 shares issued and 6,405 shares outstanding in 1997.......................             64              64
    Paid in capital..................................................................         22,956          22,074
    Treasury stock at cost, 120 and 45 shares, respectively..........................         (1,176)           (469)
    Accumulated deficit..............................................................        (17,592)        (20,660)
    Foreign currency translation adjustment..........................................           (583)           (262)
                                                                                          -----------     ------------
        Total stockholders' equity...................................................          3,669             747
                                                                                          -----------     ------------
                                                                                           $  27,407       $  29,088
                                                                                          ===========     ============

               See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   YEAR ENDED OCTOBER 31,
                                                                        ---------------------------------------------
                                                                           1998             1997            1996
                                                                        ------------    -------------    ------------

 Revenues by product line:
   PLATO Education.................................................      $  39,385       $  33,265        $  36,980
   Aviation Training...............................................          3,893           3,694            4,425
                                                                        ------------    -------------    ------------
      Total revenues...............................................         43,278          36,959           41,405
 Cost of revenues..................................................          5,009           6,475            6,213
                                                                        ------------    -------------    ------------
      Gross profit.................................................         38,269          30,484           35,192
                                                                        ------------    -------------    ------------
 Operating expenses:
   Selling, general and administrative expense.....................         25,408          36,988           27,537
   Product development and customer support........................          7,341           8,036            5,307
                                                                        ------------    -------------    ------------
      Total operating expenses.....................................         32,749          45,024           32,844
                                                                        ------------    -------------    ------------
        Operating income (loss)....................................          5,520         (14,540)           2,348
 Interest expense..................................................          2,217           1,480              856
 Interest income and other expense, net............................            235             136              (54)
                                                                        ------------    -------------    ------------
        Income (loss) before income taxes..........................          3,068         (16,156)           1,546
 Provision for income taxes........................................            ---           4,061              564
                                                                        ------------    -------------    ------------
        Net income (loss)..........................................      $   3,068       $ (20,217)       $     982
                                                                        ============    =============    ============
 Earnings per share:
      Basic........................................................      $    0.48       $   (3.24)       $    0.16
                                                                        ============    =============    ============
      Diluted......................................................           0.47       $   (3.24)       $    0.15
                                                                        ============    =============    ============
 Weighted average common shares outstanding:
      Basic........................................................          6,409           6,233            6,120
                                                                        ============    =============    ============
      Diluted......................................................          6,504           6,233            6,643
                                                                        ============    =============    ============

               See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                   COMMON STOCK
                                 --------------------------------------------
                                                                                            FOREIGN
                                                                                            CURRENCY        TOTAL
                                                         PAID IN   TREASURY  ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                  SHARES      AMOUNT     CAPITAL     STOCK     DEFICIT      ADJUSTMENT       EQUITY
                                 ---------  ---------  ----------  --------- ------------  ------------  --------------
Balances, November 1, 1995 ....     6,072      $61       $21,345    $  (183)   $ (1,425)      $(296)      $ 19,502

     Net income ...............        --       --            --         --         982          --            982

     Exercise of stock options
       and shares issued under
       employee stock purchase
       plan .....................      99        1           289         50          --          --            340

     Repurchase of shares .......      (4)      --            --        (75)         --          --            (75)

     Changes in exchange rates ..      --       --            --         --          --          63             63

                                 ---------  ---------  ----------  --------- ------------  ------------  --------------
Balances, October 31, 1996 ......   6,167       62        21,634       (208)       (443)       (233)        20,812

     Net loss ...................      --       --            --         --     (20,217)         --        (20,217)

     Exercise of options, stock
       grants and shares issued
       under employee stock
       purchase plan ............     259        2           440         --          --          --            442

     Repurchase of shares .......     (21)      --            --       (261)         --          --           (261)

     Changes in exchange rates ..      --       --            --         --          --         (29)           (29)

                                 ---------  ---------  ----------  --------- ------------  ------------  --------------
Balances, October 31, 1997 ......   6,405       64        22,074       (469)    (20,660)       (262)           747

     Net income .................      --       --            --         --       3,068          --          3,068

     Exercise of stock options
       and shares issued under
       employee stock purchase
       plan......................      85        1           882         --          --          --            883

     Repurchase of shares .......     (75)      (1)           --       (707)         --          --           (708)

     Changes in exchange rates ..      --       --            --         --          --        (321)          (321)

                                 ---------  ---------  ----------  --------- ------------  ------------  --------------
Balances, October 31, 1998 ......   6,415      $64       $22,956    $(1,176)   $(17,592)      $(583)      $  3,669
                                 =========  =========  ==========  ========= ============  ============  ==============

      See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED OCTOBER 31,
                                                                            ------------------------------------------
                                                                               1998          1997            1996
                                                                            -----------    ----------     ------------
Cash flows from operating activities:
  Net income (loss)..................................................        $  3,068      $ (20,217)      $    982
                                                                            -----------    ----------     ------------
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Deferred income taxes...........................................             ---          4,061            564
     Depreciation and amortization...................................           2,928          2,644          1,466
     Provision for doubtful accounts.................................             814          7,252          2,120
     Loss on disposal of Aviation Training division..................             266            ---            ---
     Loss on disposal of fixed assets ...............................               2              2            180
     Changes in assets and liabilities:
       Increase in accounts receivable...............................          (1,488)        (1,394)        (8,680)
       (Increase) decrease in inventories............................             239            107            (52)
       (Increase) decrease in prepaid expenses and other current
         and noncurrent assets.......................................            (479)         1,794          1,255
       Increase in product development costs.........................          (2,597)        (2,251)        (3,356)
       Increase (decrease) in accounts payable.......................            (415)           884            341
       Increase (decrease) in  accrued liabilities, accrued employee
         Salaries and benefits and other liabilities.................          (1,828)           210            722
       Increase in deferred revenue..................................           1,478          1,035            215
                                                                            -----------    ----------     ------------
         Total adjustments...........................................          (1,080)        14,344         (5,225)
                                                                            -----------    ----------     ------------
         Net cash provided by (used in) operating activities.........           1,988         (5,873)        (4,243)
                                                                            -----------    ----------     ------------
  Cash flows from investing activities:
     Capital expenditures............................................            (782)          (762)        (1,033)
     Proceeds from disposal of Aviation Training division............           1,414            ---            ---
     Proceeds from disposal of fixed assets..........................             ---            ---             13
                                                                            -----------    ----------     ------------
       Net cash  provided by (used in) investing activities..........             632           (762)        (1,020)
                                                                            -----------    ----------     ------------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt........................             ---          6,050            ---
     Net proceeds from (repayments of) short term borrowings.........          (2,028)           296          5,164
     Repayment of long term debt.....................................            (559)           ---            ---
     Net proceeds from the issuance of common stock..................             208            377            285
                                                                            -----------    ----------     ------------
       Net cash provided by (used in) financing activities...........          (2,379)         6,723          5,449
                                                                            -----------    ----------     ------------
  Effect of foreign currency on cash.................................            (312)           (26)            58
                                                                            -----------    ----------     ------------
  Net increase (decrease) in cash and cash equivalents...............             (71)            62            244
  Cash and cash equivalents at beginning of year.....................             537            475            231
                                                                            -----------    ----------     ------------
  Cash and cash equivalents at end of year...........................        $    466       $    537       $    475
                                                                            ===========    ==========     ============
  Cash paid for interest expense.....................................        $  2,191       $  1,379       $    854
                                                                            ===========    ==========     ============


             See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES:

NATURE OF BUSINESS:

TRO Learning, Inc. and its subsidiaries (the Company) develop and market microcomputer-based, interactive, self-paced instructional systems. Offering more than 2,000 hours of comprehensive academic and applied skills courseware designed for adolescents and adults. The Company's PLATO Learning Systems are marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, and corporations. The PLATO Learning System is delivered via networks, CD-ROM, the Internet, and private intranets.

The Company's fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 1998, 1997 and 1996 relate to the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

PRINCIPLES OF CONSOLIDATION:

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

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Credit risk is minimized as a result of the large number of the Company's customers. The Company performs evaluations of its customers' credit worthiness and generally requires no collateral from its customers. Although many of the Company's educational customers are dependent upon various government funding sources, and are subject to non-appropriation of funds, the Company does not believe there is a significant concentration of risk associated with any specific governmental program or funding source. As of October 31, 1998, the Company had no significant concentrations of credit risk.

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

REVENUE RECOGNITION:

Revenue from the sale of education and training courseware licenses, computer hardware and related support services, is recognized when the courseware, hardware, and related services are delivered. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company's problem resolution and support "hotline" service for a one-year period. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

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

INCOME TAXES:

The Company accounts for income taxes as required using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, and income tax carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent the realization of such benefits is unlikely.

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

NEW ACCOUNTING STANDARDS:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" (SFAS
130). Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS 130 in 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to an entity's operating segments. The Company will adopt SFAS 131 in 1999.

The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 97-2 "Software Revenue Recognition". SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company does not expect the application of the SOP to have a material impact on the Company's financial condition or results of operations. The Company will adopt SOP 97-2 in 1999.

2.       ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $10,496,000 and $6,264,000 at October 31, 1998 and 1997, respectively. Installment receivables with terms greater than one year were $575,000 and $565,000 at October 31, 1998 and 1997, respectively, and are included in other assets on the consolidated balance sheets.

The provision for doubtful accounts, included in selling, general and administrative expenses on the consolidated statements of income, was $814,000, $7,252,000 and $2,120,000 for 1998, 1997 and 1996, respectively.

During 1996, the Company sold certain installment receivables, on a non-recourse basis, to financial institutions. Approximately $735,000 of receivables were sold at their discounted present value of approximately $599,000 at an effective rate of 8.6%. The difference between the gross receivable amount and the proceeds has been recorded as interest expense in the consolidated statements of income.

3.       DEBT:

The components of debt at October 31 are as follows (in thousands):

                                                                     1998              1997
                                                               ----------------  ---------------
          Current:
               Revolving loan...............................      $     6,880       $     8,908
               15% term loan................................            2,441             3,000
                                                                ----------------  ---------------
                 Total current debt.........................      $     9,321       $    11,908
                                                                ================  ===============
          Long term:
               10% subordinated convertible debentures......      $     3,050       $     3,050
                                                                ================  ===============

The weighted average interest rate of borrowings outstanding under the revolving loan was 9.5% and 10% at October 31,1998 and 1997, respectively.

The Company's revolving loan agreement, as amended, provides for a maximum $18 million line of credit through February 28, 1999. The agreement also provides for additional line of credit borrowings up to a maximum $4,500,000 from time to time during certain periods of the remaining term of the agreement. Substantially all of the Company's assets are pledged as collateral under the agreement. Borrowings under the line are limited by the available borrowing base, as defined, consisting primarily of certain accounts receivable and inventory, and bear interest at the prime rate plus 1.5% to 2%, as defined. A commitment fee is payable based on the unused portion of the line of credit. The agreement provides for restrictions on dividends, investments, additional indebtedness, and the sale of assets, as defined, and for financial covenants requiring a minimum level of operating profit.

In addition, the revolving loan agreement provides for a $3 million term loan at an annual interest rate of 15%. The term loan is subject to monthly prepayments of $50,000 and a mandatory prepayment of $1,000,000 on or before November 30, 1998.

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

Scheduled maturities of long term debt are as follows (in thousands):

               2001......................................    $       763
               2002......................................            763
               2003......................................            762
               Thereafter................................            762
                                                           ----------------
                                                             $     3,050
                                                           ================

4.       STOCKHOLDERS' EQUITY:

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

Information regarding stock option plans is as follows (in thousands):

                                                         1998               1997              1996
                                                   -----------------  ----------------- -----------------
       Options at beginning of year                         952              1,016                937
       Options granted                                      305                151                196
       Options exercised                                   (100)              (148)               (96)
       Options forfeited                                    (47)               (67)               (21)
                                                   -----------------  ----------------- -----------------
       Options outstanding at end of year                 1,110                952              1,016
                                                   =================  ================= =================
       Options exercisable at end of year                   678                646                623
                                                   =================  ================= =================
       Weighted average option prices:
            Outstanding at beginning of year          $     8.53         $     7.77        $     6.12
            Granted                                         7.48               9.85             13.19
            Exercised                                       7.48               2.68              2.89
            Forfeited                                      11.21              12.88              6.81
            Outstanding at end of year                      8.22               8.53              7.77
            Exercisable at end of year                      8.10               7.76              6.25

Pursuant to the Company's various stock incentive and stock option plans, participants may elect to exercise stock options through a noncash transaction. Upon exercise, the Company immediately repurchases shares, at the current market price, equal to the participants aggregate exercise price and tax liability. The acquired shares are recorded as treasury stock at cost. The Company acquired 75,000, 21,000 and 4,000 shares totaling $707,000, $261,000 and $75,000 through noncash exercise transactions in 1998, 1997 and 1996, respectively.

In September 1997, stock awards totaling 101,000 shares of the Company's common stock were granted to certain key employees for the purchase price of $1.00 per share. These shares vest over a five-year period and they may not be sold or transferred.

The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation". All stock options are granted at an exercise price equal to the fair market value on the grant date and, accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. Had compensation expense been recognized based on the fair value of options granted, consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

                                           AS REPORTED          PRO FORMA
                                         -----------------  ------------------
       Net income (loss):
            1998                            $     3,068        $      1,672
            1997                                (20,217)            (20,816)
            1996                                    982                 (40)

       Diluted earnings per share:
            1998                            $      0.47        $       0.26
            1997                                  (3.24)              (3.34)
            1996                                   0.15               (0.01)


The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

              Expected life:     5 years                  Interest rate:     4.7 to 6.7%
              Volatility:        69% to 73%               Dividend yield:    None


STOCK WARRANTS AND CONVERTIBLE SECURITIES:

In March 1997, the Company issued subordinated debentures which are convertible into shares of common stock at $9.60 per share (see Note 3). Concurrent with this issuance, the Company issued approximately 51,000 warrants to purchase common stock at $9.60 per share. The warrants expire from 2002 to 2007.

5.  INCOME TAXES:

The components of income (loss) before provision for income taxes are as follows (in thousands):

                                                                1998              1997               1996
                                                           ----------------  ----------------   ----------------
               United States.............................    $     2,335       $   (13,432)       $     2,066
               Foreign...................................            733            (2,724)              (520)
                                                           ----------------  ----------------   ----------------
                                                             $     3,068       $   (16,156)       $     1,546
                                                           ================  ================   ================


The components of the provision for income taxes are as follows (in thousands):

                                                                1998              1997               1996
                                                           ----------------  ----------------   ----------------
               Federal...................................    $        --       $     3,397        $       703
               Foreign...................................             --               408               (178)
               State and local...........................             --               256                 39
                                                           ----------------  ----------------   ----------------
                                                             $        --       $     4,061        $       564
                                                           ================  ================   ================


The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes. The principal reasons for the differences are as follows (in thousands):

                                                                1998              1997               1996
                                                            --------------   ----------------   ----------------
                U.S. federal statutory rate at 34%........    $     1,043      $    (5,493)       $       525
                State taxes, net of U.S. federal
                   Income tax ............................             --             (565)                52
                Previously unrecognized benefit from
                   utilizing tax loss carryforwards.......         (1,043)              --                 --
                Other.....................................             --           10,119                (13)
                                                            --------------   ----------------   ----------------
                                                              $        --      $     4,061        $       564
                                                            ==============   ================   ================

The components of the deferred tax asset at October 31 are as follows (in thousands):

                                                               1998                              1997
                                                  -------------------------------    -----------------------------
                                                    TEMPORARY                          TEMPORARY
                                                   DIFFERENCE      TAX EFFECTED       DIFFERENCE     TAX EFFECTED
                                                  --------------   --------------    --------------  -------------
     Current:
          Revenue recognition....................   $   (3,619)     $   (1,339)        $   (3,793)    $   (1,385)
          Accrued liabilities and reserves.......        3,130           1,158              7,701          2,811
                                                  --------------   --------------    --------------  -------------
            Total current deferred tax asset
              (liability)........................         (489)           (181)             3,908          1,426
                                                  --------------   --------------    --------------  -------------
     Long-term:
          Net operating loss carryforwards.......       28,497          10,544             26,498          9,673
          Product development expense
            recognition..........................           --              --             (3,133)        (1,144)
          Discontinued operations reserve........           --              --                500            183
          Equipment basis difference.............          465             172                812            296
          Revenue recognition....................         (494)           (183)              (517)          (189)
          Other..................................           38              14               (345)          (126)
                                                  --------------   --------------    --------------  -------------
            Total long-term deferred tax asset...       28,506          10,547             23,815          8,693
                                                  --------------   --------------    --------------  -------------
                                                    $   28,017      $   10,366         $   27,723     $   10,119
                                                  ==============                     ==============
     Less valuation allowance                                          (10,366)                          (10,119)
                                                                   --------------                    -------------
                                                                    $       --                        $       --
                                                                   ==============                    =============


In line with the Company's decision to fully reserve its deferred tax asset at the end of 1997, no income taxes have been recorded in 1998.

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

At October 31, 1998, the Company had a federal net operating loss carryforward of approximately $28 million and a foreign net operating loss carryforward of approximately $5 million. These net operating loss carryforwards begin to expire in 2004.

6.  EARNINGS PER SHARE

The components of the earnings per share calculation are as follows (in thousands, except per share data:

                                                                         1998             1997              1996
                                                                     -------------    -------------    -------------
     Numerator:
     Net income (loss) for basic earnings per share                   $     3,068        $(20,217)        $    982
     Effect of convertible debentures                                        --              --               --
                                                                      -----------        --------         --------
     Net income (loss) for diluted earnings per share                 $     3,068        $(20,217)        $    982
                                                                      ===========        ========         ========

     Denominator:
     Weighted average common shares for basic earnings
     per share                                                              6,409           6,233            6,120
     Potential common shares:
         Stock options and warrants                                            95            --                523
         Convertible debentures                                              --              --               --
                                                                      -----------        --------         --------
     Weighted average common and potential common
        shares outstanding for diluted earnings per share                   6,504           6,233            6,643
                                                                      ===========        ========         ========

     Basic Earnings Per Share                                         $      0.48        $  (3.24)        $   0.16
                                                                      ===========        ========         ========

     Diluted Earnings Per Share                                       $      0.47        $  (3.24)        $   0.15
                                                                      ===========        ========         ========


In 1998, the effect of the convertible debentures is antidilutive and the related number of shares and interest expense are excluded from the calculation. Since the Company incurred a net loss in 1997, the effect of all potential common shares is antidilutive and the related amounts are excluded from the calculation.

7.  COMMITMENTS:

The Company leases its warehouse, sales and administration facilities. Certain of these leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable leases for the next five years ending October 31 are as follows (in thousands):


                           1999....................................$1,286
                           2000.......................................651
                           2001.......................................125
                           2002.........................................8
                           2003........................................--


Rent expense was $1,692,000, $1,616,000 and $1,413,000 for 1998, 1997, and 1996,
respectively.

8.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company operates in one industry segment, namely education and training.

Information about the Company's operations in different geographic areas is as follows (in thousands):

                                                                              YEAR ENDED OCTOBER 31
                                                               ----------------------------------------------------
                                                                   1998               1997               1996
                                                               --------------    ---------------    ---------------
           Revenues from unaffiliated customers:
                United States.............................       $    35,401       $    30,779        $    33,217
                Canada....................................             1,411             1,644              2,955
                United Kingdom............................             6,466             4,536              5,233
                                                               --------------    ---------------    ---------------
                                                                 $    43,278       $    36,959        $    41,405
                                                               ==============    ===============    ===============

           Operating income (loss):
                United States.............................       $     4,755       $   (11,856)       $     3,006
                Canada....................................               (51)           (1,444)              (528)
                United Kingdom............................               816            (1,240)              (130)
                                                               --------------    ---------------    ---------------
                                                                 $     5,520       $   (14,540)       $     2,348
                                                               ==============    ===============    ===============

           Total assets:
                United States.............................       $    24,945       $    23,398        $    35,497
                Canada....................................             1,055             1,026              2,322
                United Kingdom............................             1,407             4,664              4,508
                                                               --------------    ---------------    ---------------
                                                                 $    27,407       $    29,088        $    42,327
                                                               ==============    ===============    ===============


Revenues from affiliates, while not significant, are recorded at established intercompany selling prices which are based upon cost plus mark-up.

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
    (In thousands, except per share data)

                                JAN 31         APR 30         JUL 31         OCT 31         TOTAL
                             -------------  -------------  -------------  -------------  -------------
1998:
----
Revenues by product line:
   PLATO Education..........  $   6,043      $   8,391      $  10,601      $  14,350     $   39,385
   Aviation Training........      1,160          1,222          1,464             47          3,893
                             -------------  -------------  -------------  -------------  -------------
   Total revenues...........      7,203          9,613         12,065         14,397         43,278
Gross profit................      5,613          8,266         10,650         13,740         38,269
Net income (loss)...........     (2,901)          (516)         1,586          4,899          3,068

Earnings per share:
   Basic....................      (0.45)         (0.08)          0.25           0.76           0.48
   Diluted..................      (0.45)         (0.08)          0.23           0.73           0.47

1997:
----
Revenues by product line:
   PLATO Education..........  $   4,265      $   6,224      $  10,674      $  12,102      $  33,265
   Aviation Training........        822          1,376            669            827          3,694
                             -------------  -------------  -------------  -------------  -------------
   Total revenues...........      5,087          7,600         11,343         12,929         36,959
Gross profit................      4,307          6,249          9,582         10,346         30,484
Net income (loss)...........     (2,315)        (2,281)        (1,080)       (14,541)       (20,217)

Basic and diluted earnings
   per share................      (0.37)         (0.37)         (0.17)         (2.31)         (3.24)


10.  SUBSEQUENT EVENT (UNAUDITED):

On January 13, 1999, the Company announced the completion of a $5 million private placement of convertible preferred stock. The preferred stock is convertible into shares of the Company's common stock, at the option of the holder, up to two years from the issue date. Conversion is mandatory for securities still outstanding two years from the issue date. The conversion price is based on the average market price of the Company's common stock prior to conversion, as defined, and is adjusted over time to provide an 8% annual return to the holders. The conversion price is also subject to ceiling and floor limitations, which may be adjusted based on the Company's financial performance. Concurrent with this issuance, the Company issued 125,000 warrants to purchase the Company's common stock at $9.51 per share. These warrants expire five years from the issue date. The net proceeds received from the convertible preferred stock issuance were approximately $4.6 million and were used to pay down existing borrowings.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
Board of Directors of
TRO Learning, Inc.


Our report on the consolidated financial statements of TRO Learning, Inc. and Subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 29 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS LLP



Chicago, Illinois
December 3, 1998

                       TRO LEARNING, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

   ---------------------------------------------------------------------------------------------------------------------

                                                             ADDITIONS
                                                   -------------------------------
                                                                      CHARGED TO
                                   BALANCE AT       CHARGED TO          OTHER
                                    BEGINNING        COSTS AND         ACCOUNTS       DEDUCTIONS          BALANCE AT
   DESCRIPTION                      OF PERIOD        EXPENSES         (DESCRIBE)      (DESCRIBE)        END OF PERIOD
   ----------------------------   --------------   --------------    -------------   --------------    -----------------
   Deducted in the balance
     sheets from the assets to
     which they apply:

   Allowance for doubtful
     accounts:

   For the year ended                      584            2,120              264  (b)       (2,458)(a)            510
     October 31, 1996

   For the year ended                      510            7,252              ---              (742)(a)          7,020
     October 31, 1997

   For the year ended                    7,020              814              367  (b)       (7,281)(a)            920
     October 31, 1998

   Allowance for inventory
     obsolescence:

   For the year ended                      491              150              ---              (185)(a)            456
     October 31, 1996

   For the year ended                      456              ---              ---              (140)(a)            316
     October 31, 1997

   For the year ended                      316              ---              ---               (41)(a)            275
     October 31, 1998


(a)      Amounts written off, net of recoveries.
(b)      Amounts reclassified.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information with respect to the Directors of the Registrant which is set forth in the section entitled "Election of Directors" of the Company's 1999 Proxy Statement, which is incorporated herein by reference. See the information set forth in the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1999 Proxy Statement, which is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

For information regarding Executive Officers of the Registrant, see Item 4A of this Report, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth in the sections entitled "Director Compensation", "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement, which is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled "Certain Relationships and Transactions" in the 1999 Proxy Statement, which is incorporated herein by reference.

                                     PART IV
-------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)    Documents filed as a part of this report:
       1.  Financial Statements - see index on page 29.
       2.  Financial Statement Schedules - see index on page 29.
(b)    Reports on Form 8-K:
           No Reports on Form 8-K were filed for the quarter ended October 31, 1998.
(c)    Exhibits:

       The following documents are filed herewith or incorporated herein by reference and made a part of this Form 10-K.


    EXHIBIT NUMBER      DESCRIPTION OF DOCUMENT
    --------------      -----------------------
         3.01           Certificate of Incorporation of the Company (1)
         3.02           Certificate of Designations for Series C Convertible
                        Preferred Stock
         3.03           Bylaws of the Company (1)
         4.01           Form of stock certificate of the Company (1)
        10.01           Amended and Restated Revolving Loan and Security
                        Agreement between Sanwa Business Credit Corporation and
                        The Roach Organization, Inc. and TRO Learning (Canada),
                        Inc. dated March 5, 1997 (7)
        10.04           1993 Outside Director Stock Option Plan+ (3)
        10.08           Lease for Edina, Minnesota office (4)
        10.14           1993 Stock Option Plan + (2)
        10.15           Severance and Non Competition Agreement with William R.
                        Roach + (3)
        10.17           First Amendment to Amended and Restated Revolving Loan
                        and Security Agreement between Sanwa Business Credit
                        Corporation and The Roach Organization, Inc. and TRO
                        Learning (Canada), Inc. dated March 18, 1997 (7)
        10.18           Form of Series 1997 10% Subordinated Convertible
                        Debentures due March 27, 2004 (7)
        10.19           Form of Common Stock Warrants dated March 27, 1997 (7)
        10.20           Second Amendment to Amended and Restated Revolving Loan
                        and Security Agreement between Sanwa Business Credit
                        Corporation and The Roach Organization, Inc. and TRO
                        Learning (Canada), Inc. dated December 8, 1997 (7)
        10.21           1997 Stock Incentive Plan + (5)
        10.22           1997 Non-Employee Directors Stock Option Plan + (6)
        10.23           Preferred Stock Purchase Agreement
        10.24           Form of 1999 Warrants
        10.25           Registration Rights Agreement


        10.26           Form of Series C Convertible Preferred Stock
        10.27 First Amendment to Subordinated Convertible Debentures due March 27, 2004
        21.01           Subsidiaries of the Registrant (1)
        23.01 Consent of PricewaterhouseCoopers LLP with respect to Registration Statements on Form S-8
        24.01           Powers of Attorney
        27.00           Financial Data Schedule


(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 (File No. 33-54296).
(2) Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement (File Number 0-20842).
(3) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).
(4) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File Number 0-20842).
(5) Incorporated by reference to Appendix A to the Company's 1997 Proxy Statement (File Number 0-20842).
(6) Incorporated by reference to Appendix B to the Company's 1997 Proxy Statement (File Number 0-20842).
(7) Incorporated by reference to the corresponding exhibit on the Company's Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).
 +       Management contract or compensatory plan, contract or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 1999.

                               TRO LEARNING, INC.
                               By /s/William R. Roach
                                  ---------------------------------------
                               William R. Roach
                               Chairman of the Board, President and Chief
                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 22, 1999.


Signature:                     Title:

/s/ William R. Roach           Chairman of the Board, President and Chief
---------------------------    Executive Officer (principal executive officer)
William R. Roach

/s/ John Murray                Executive Vice President and Chief Financial
---------------------------    Officer (principal financial officer)
John Murray

/s/ Mary Jo Murphy             Vice President, Corporate Controller and Chief
---------------------------    Accounting Officer (principal accounting officer)
Mary Jo Murphy

              *
---------------------------
Jack R. Borsting               Director

              *
---------------------------
Tony J. Christianson           Director

              *
---------------------------
John L. Krakauer               Director

              *
---------------------------
Vernon B. Lewis                Director

              *
---------------------------
John Patience                  Director

*    By /s/ Mary Jo Murphy
     ----------------------
     Mary Jo Murphy
     Attorney-in Fact
