Form 10-Q
period 1999-01-31
TRO LEARNING INC
filed 1999-03-17
CIK 893965

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q

     (Mark One)
             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                         OR

             [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                   -----    -----

                           COMMISSION FILE NUMBER 0-20842

                                 TRO LEARNING, INC.
                                -------------------
               (Exact name of Registrant as specified in its charter)

Delaware                                                             36-3660532
---------                                                            ----------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)

1721 Moon Lake Boulevard, Suite 555, Hoffman Estates, IL                  60194
--------------------------------------------------------                  -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (847) 781-7800
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
                             Yes   X        No
                                 -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                   6,415,340 shares
----------------------------                                   ----------------
Class                                           Outstanding as of March 1, 1999

                         (This document contains 19 pages)

                         TRO LEARNING, INC. AND SUBSIDIARIES

                                        INDEX

                                                                          Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Income for the
          Three Months Ended January 31, 1999 and 1998 . . . . . . . . . . . 3

          Consolidated Balance Sheets as of
          January 31, 1999 and October 31, 1998. . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows for the
          Three Months Ended January 31, 1999 and 1998 . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . .12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .17

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .17

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .17

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .17

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                         PART I.  FINANCIAL INFORMATION

                      TRO LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Revenues by product line:
   PLATO-Registered Trademark- Education. . . . . .     $5,661          $6,043
   Aviation Training. . . . . . . . . . . . . . . .        ---           1,160
                                                       --------        --------
       Total revenues . . . . . . . . . . . . . . .      5,661           7,203
Cost of revenues. . . . . . . . . . . . . . . . . .        961           1,590
                                                       --------        --------
       Gross profit . . . . . . . . . . . . . . . .      4,700           5,613
                                                       --------        --------
Operating expenses:
   Selling, general and administrative. . . . . . .      5,546           5,942
   Product development and customer support . . . .      1,336           2,022
                                                       --------        --------
       Total operating expenses . . . . . . . . . .      6,882           7,964
                                                       --------        --------
           Operating loss . . . . . . . . . . . . .     (2,182)         (2,351)
Interest expense. . . . . . . . . . . . . . . . . .        615             464
Interest income and other expense, net. . . . . . .         49              86
                                                       --------        --------
       Loss before income taxes . . . . . . . . . .     (2,846)         (2,901)
Credit for income taxes . . . . . . . . . . . . . .        ---             ---
                                                       --------        --------
       Net loss . . . . . . . . . . . . . . . . . .    $(2,846)        $(2,901)
                                                       --------        --------
                                                       --------        --------

Earnings per share:
   Basic and diluted. . . . . . . . . . . . . . . .    $ (0.44)        $ (0.45)
                                                       --------        --------
                                                       --------        --------

Weighted average common shares outstanding:
   Basic and diluted. . . . . . . . . . . . . . . .       6,415           6,400
                                                       --------        --------
                                                       --------        --------

                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            JANUARY 31,   OCTOBER 31,
                                                               1999          1998
                                                            -----------   -----------
                      ASSETS
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . .      $   399       $   466
    Accounts receivable, less allowances of $ 979 and
        $920, respectively . . . . . . . . . . . . . . .       13,205        16,427
    Inventories. . . . . . . . . . . . . . . . . . . . .          656           648
    Prepaid expenses and other current assets. . . . . .          901         1,121
                                                            -----------   -----------
        Total current assets . . . . . . . . . . . . . .       15,161        18,662
Equipment and leasehold improvements, less accumulated
    depreciation of $3,355 and $3,204, respectively. . .        1,194         1,073
Product development costs, less accumulated
    amortization of $5,305 and $4,768, respectively. . .        6,553         6,380
Other assets . . . . . . . . . . . . . . . . . . . . . .        1,056         1,292
                                                            -----------   -----------
                                                              $23,964       $27,407
                                                            -----------   -----------
                                                            -----------   -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . .      $ 1,583       $ 2,895
    Accrued employee salaries and benefits . . . . . . .        1,642         2,647
    Accrued liabilities. . . . . . . . . . . . . . . . .        1,595         2,130
    Revolving loan . . . . . . . . . . . . . . . . . . .        7,438         9,321
    Deferred revenue . . . . . . . . . . . . . . . . . .        2,721         3,290
                                                            -----------   -----------
        Total current liabilities. . . . . . . . . . . .       14,979        20,283
Long-term debt . . . . . . . . . . . . . . . . . . . . .        3,050         3,050
Deferred revenue, less current portion . . . . . . . . .          470           405
                                                            -----------   -----------
        Total liabilities. . . . . . . . . . . . . . . .       18,499        23,738
                                                            -----------   -----------

Convertible redeemable preferred stock, net of
    unamortized discount and issuance costs. . . . . . .        4,184           ---

Stockholders' equity:
    Common stock, $.01 par value, 25,000 shares
        authorized; 6,535 shares issued and 6,415 shares
        outstanding in 1999 and 1998 . . . . . . . . . .           64            64
    Paid-in capital. . . . . . . . . . . . . . . . . . .       23,370        22,956
    Treasury stock at cost, 120 shares in 1999 and 1998.       (1,176)       (1,176)
    Accumulated deficit. . . . . . . . . . . . . . . . .      (20,438)      (17,592)
    Accumulated other comprehensive income . . . . . . .         (539)         (583)
                                                            -----------   -----------
        Total stockholders' equity . . . . . . . . . . .        1,281         3,669
                                                            -----------   -----------
                                                              $23,964       $27,407
                                                            -----------   -----------
                                                            -----------   -----------


                    See Notes to Consolidated Financial Statements

                         TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                          JANUARY 31,
                                                                    -----------------------
                                                                      1999           1998
                                                                    --------       --------
Cash flows from operating activities:
   Net loss    . . . . . . . . . . . . . . . . . . . . . . . . .    $(2,846)       $(2,901)
                                                                    --------       --------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .        681            661
      Provision for doubtful accounts. . . . . . . . . . . . . .        312             75
      Loss on disposal of fixed assets . . . . . . . . . . . . .          2            ---
      Changes in assets and liabilities:
         Decrease in accounts receivable . . . . . . . . . . . .      2,911          1,361
         Increase in inventories . . . . . . . . . . . . . . . .         (8)           (50)
         Decrease in prepaid expenses and other current and
            noncurrent assets. . . . . . . . . . . . . . . . . .        456            169
         Increase (decrease) in accounts payable . . . . . . . .     (1,312)         1,478
         Decrease in accrued liabilities and accrued
            employee salaries and benefits . . . . . . . . . . .     (1,540)        (1,170)
         Decrease in deferred revenue. . . . . . . . . . . . . .       (504)           (15)
                                                                    --------       --------
            Total adjustments. . . . . . . . . . . . . . . . . .        998          2,509
                                                                    --------       --------
               Net cash used in operating activities . . . . . .     (1,848)          (392)
                                                                    --------       --------
Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . . . . . .       (277)          (123)
   Capitalization of product development costs . . . . . . . . .       (709)          (742)
                                                                    --------       --------
      Net cash used in investing activities. . . . . . . . . . .       (986)          (865)
                                                                    --------       --------
Cash flows from financing activities:
   Net proceeds from short-term borrowings . . . . . . . . . . .        558            641
   Book overdraft. . . . . . . . . . . . . . . . . . . . . . . .        ---            211
   Repayment of long-term debt . . . . . . . . . . . . . . . . .     (2,441)          (100)
   Net proceeds from issuance of convertible preferred stock . .      4,578            ---
   Net proceeds from issuance of common stock. . . . . . . . . .         20             38
                                                                    --------       --------
      Net cash provided by financing activities. . . . . . . . .      2,715            790
                                                                    --------       --------
Effect of foreign currency on cash . . . . . . . . . . . . . . .         52            (70)
                                                                    --------       --------
Net decrease in cash and cash equivalents. . . . . . . . . . . .        (67)          (537)
Cash and cash equivalents at beginning of period . . . . . . . .        466            537
                                                                    --------       --------
Cash and cash equivalents at end of period . . . . . . . . . . .    $   399        $   ---
                                                                    --------       --------
                                                                    --------       --------
Cash paid for interest expense . . . . . . . . . . . . . . . . .    $   447        $   674
                                                                    --------       --------
                                                                    --------       --------



                    See Notes to Consolidated Financial Statements

                        TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

TRO Learning, Inc. and its subsidiaries (the "Company") develop and market microcomputer-based, interactive, self-paced instructional systems. The Company's PLATO Learning Systems are marketed primarily to educational institutions and private industry.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted.   Accordingly, these
financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

The financial information furnished reflects, in the opinion of the Company, all adjustments of a normal, recurring nature necessary for a fair statement of the results for the interim periods presented. Because of cyclical and other factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

REVENUE RECOGNITION:

Revenue from the sale of education and training courseware licenses, computer hardware, and related support services, is recognized when courseware, hardware, and related services are delivered. Post customer support is recognized ratably over the contract period. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

PRODUCT DEVELOPMENT, ENHANCEMENT, AND MAINTENANCE COSTS:

The Company develops education and training products, referred to hereafter as courseware products. Costs incurred in the development of the Company's current generation courseware products and related enhancements and routine maintenance thereof are expensed as incurred. All costs incurred by the Company in establishing the technological feasibility of new courseware products to be sold, leased, or otherwise marketed are expensed as incurred. Once technological feasibility has been established, costs incurred in the development of new generation courseware products are capitalized.

                        TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED:

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

COMPREHENSIVE INCOME:

As of November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), as required. SFAS 130 establishes new rules for the reporting of comprehensive income and its components. Foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, are required to be included in other comprehensive income in the consolidated financial statements. The adoption of SFAS 130 does not impact the Company's net income (loss) or total stockholders' equity.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.

                        TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $7,734,000 and $10,496,000 at January 31, 1999 and October 31, 1998, respectively. Installment receivables billable after one year were $348,000 and $575,000 at January 31, 1999 and October 31, 1998, respectively, and are included in other assets on the consolidated balance sheets.

3.   DEBT:

REVOLVING LOAN:

At January 31, 1999, the Company's revolving loan agreement, as amended, provided for a maximum $18 million line of credit through February 28, 1999. The agreement also provided for additional line of credit borrowings up to a maximum $4,500,000 from time to time during certain periods of the remaining term of the agreement. Substantially all of the Company's assets were pledged as collateral under the agreement. Borrowings under the line were limited by the available borrowing base, as defined, consisting primarily of certain accounts receivable and inventory, and interest was at the prime rate plus 1.5% to 2%, as defined. At January 31, 1999, borrowings of $7,438,000 were outstanding at an interest rate of 9.5%.

In addition, the revolving loan agreement provided for a $3 million term loan at an interest rate of 15%. The remaining term loan balance was repaid during the first quarter of 1999.

NEW REVOLVING LOAN AGREEMENT:

On February 26, 1999, the Company entered into a new revolving loan agreement, with a new lender, that provides for a maximum $15 million line of credit through February 26, 2002. Substantially all of the Company's assets are pledged as collateral under the agreement. Borrowings are limited by the available borrowing base, as defined, consisting of certain accounts receivable and inventory, and bear interest at the prime rate plus 1% or the London Interbank Offered Rate (LIBOR) plus 3%, as determined by the Company pursuant to the agreement. A commitment fee is payable quarterly based on the unused portion of the line of credit. The agreement contains restrictive financial covenants (including Minimum Net Worth, Minimum Earnings Before Interest Taxes Depreciation and Amortization (EBITDA), and Minimum Interest Coverage) and restrictions on borrowings, asset sales and dividends, as defined.

Upon entering the new agreement, the Company terminated its previous revolving loan agreement. All outstanding borrowings and accrued interest were repaid with funds advanced under the new line of credit.

                        TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   DEBT, CONTINUED:

LONG-TERM DEBT:

At January 31, 1999, the Company's long-term debt consisted of $3,050,000 of 10% subordinated convertible debentures with interest payable semiannually. At the option of the holder, the debentures are convertible into the Company's common stock at $9.60 per share. The Company may redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. The debentures have a scheduled maturity in 2004 and are subject to mandatory redemption at 25% of principal annually beginning in 2001.

4.   CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On January 13, 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") and warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share for an aggregate purchase price of $5 million. The proceeds, net of transaction fees, were approximately $4,578,000 and were used to repay existing borrowings. A value of $394,000 has been assigned to the warrants using the Black-Scholes stock option pricing model.

Each share of the Series C Preferred has a par value of $0.01 and a stated value of $10,000. The Series C Preferred ranks senior to the Company's common stock, has no voting rights, and is not entitled to any dividends.

The Series C Preferred, as amended, is convertible into shares of the Company's common stock, at the option of the holder, up to ten years from the issue date. Conversion is mandatory for all such securities still outstanding on January 13, 2009. The number of common shares to be issued is determined by dividing the stated value of the Series C Preferred being converted by the conversion price.

The conversion price of the Series C Preferred is equal to the lower of (a) $9.51 per share or (b) the applicable percentage of the average of the three lowest closing prices of the Company's common stock during the 30 trading days immediately prior to the date of conversion. The applicable percentage is adjusted over time from 90% to 82%. There is a minimum conversion price of $4.69 per share, subject to adjustment based on the Company's financial performance. If fiscal year 1999 pretax income does not meet established thresholds, the minimum conversion price will be adjusted to as low as $3.17 per share.

Certain conversion restrictions exist in the event such conversion would result in (a) the holders' beneficial ownership being more than 4.99% of the Company's outstanding common stock or (b) the issuance of more than 20% of the Company's outstanding common stock. The Company may redeem the Series C Preferred in cash at any time, provided the average closing price of the Company's common stock during the defined period prior to such redemption is not greater than

                        TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   CONVERTIBLE REDEEMABLE PREFERRED STOCK, CONTINUED:

$15.85 per share. The redemption price is based on the number of common shares that would be received upon conversion at such time and from 125% to 156% of the average closing price of the Company's common stock during the defined period prior to such time.

The Series C Preferred is subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company's common stock on NASDAQ or a subsequent market. The redemption price is equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company's common stock prior to redemption, as defined. As these events are outside of the Company's control and redemption would be in cash, the Series C Preferred is presented between total liabilities and stockholders' equity on the consolidated balance sheet, as required by the Securities and Exchange Commission. Upon conversion of the Series C Preferred into common shares, the related amounts will be classified as stockholders' equity.

The initial carrying value of $4,184,000 at January 31, 1999 will increase to the aggregate stated value of $5,400,000 over the ten-year term of the Series C Preferred. This accretion will be reflected as a charge to retained earnings in the consolidated balance sheet and will reduce net income (loss) available to common stockholders for purposes of calculating basic earnings per share.

Concurrent with the issuance of the Series C Preferred, the Company issued 125,000 warrants to purchase the Company's common stock at $9.51 per share. These warrants expire five years from the issue date. The value assigned to these warrants of $394,000 has been reflected as an increase to paid-in capital on the consolidated balance sheet at January 31, 1999.

5.   INCOME TAXES:

No tax benefit has been recorded at January 31, 1999 for the first quarter loss, as the Company is unable to demonstrate that, more likely than not, it will be able to realize its deferred tax asset.

                        TRO LEARNING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   COMPREHENSIVE INCOME (LOSS):

Total comprehensive loss was as follows (in thousands):


                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                      JANUARY 31,   JANUARY 31,
                                                         1999          1998
                                                     ------------  -------------
     Net loss. . . . . . . . . . . . . . . . . . .      $(2,846)       $(2,901)
     Foreign currency translation adjustments. . .           44            (87)
                                                     ------------  -------------
           Total comprehensive loss. . . . . . . .      $(2,802)       $(2,988)
                                                     ------------  -------------
                                                     ------------  -------------

Accumulated other comprehensive income is included as a separate component of stockholders' equity on the consolidated balance sheets.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

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

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1999 COMPARED TO FIRST QUARTER FISCAL 1998

REVENUES:

The following table highlights revenues by product line (in 000's):


                                                       PLATO EDUCATION       AVIATION TRAINING           TOTAL
                                                     -------------------   --------------------   -------------------
                                                       1999       1998       1999        1998       1999       1998
                                                     --------   --------   --------    --------   --------   --------
Courseware and professional services                  $5,070     $4,678     $  ---      $1,107     $5,070     $5,785
Hardware, third-party courseware and other               591      1,365        ---          53        591      1,418
                                                     --------   --------   --------    --------   --------   --------
          Total revenues                              $5,661     $6,043     $  ---      $1,160     $5,661     $7,203
                                                     --------   --------   --------    --------   --------   --------
                                                     --------   --------   --------    --------   --------   --------


PLATO Education courseware and professional services revenue increased $392,000, or 8%, while hardware and third-party courseware revenue decreased $774,000, or 56%, in line with the Company's plan to improve profitability. Total PLATO Education revenues decreased $382,000 or 6% compared to the prior year.

Aviation Training revenues were $1,160,000 in the first quarter of fiscal 1998. Total revenues of $5,661,000 for the first quarter of fiscal 1999 decreased $1,542,000, or 21%, as compared to $7,203,000 for the first quarter of fiscal 1998.

GROSS PROFIT:

PLATO Education gross profit increased $112,000 from the prior year, and gross margin increased to 83% from 76%, reflecting the increased mix of higher margin courseware and professional services revenue.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

FIRST QUARTER FISCAL 1999 COMPARED TO FIRST QUARTER FISCAL 1998, CONTINUED

GROSS PROFIT, CONTINUED:

Aviation Training gross profit was $1,025,000 for the first quarter of fiscal 1998. Total gross profit for the first quarter of fiscal 1999 decreased $913,000, or 16%, to $4,700,000 as compared to $5,613,000 for the first quarter of fiscal 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first quarter of fiscal 1999 decreased $396,000 or 7% to $5,546,000 as compared to $5,942,000 for the first quarter of fiscal 1998.

PLATO Education expenses were comparable to the prior year. Aviation Training expenses were $362,000 in the first quarter of fiscal 1998.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT:

Product development and customer support expense for the first quarter of fiscal 1999 decreased $686,000 or 34% to $1,336,000 as compared to $2,022,000 for the first quarter of fiscal 1998.

PLATO Education expenses were comparable to the prior year. Aviation Training expenses were $755,000 in the first quarter of fiscal 1998.

OPERATING LOSS:

The operating loss was $2,182,000 for the first quarter of fiscal 1999 as compared to $2,351,000 for the prior year. The operating loss for PLATO Education was $2,260,000 for the first quarter of fiscal 1998. The first quarter loss reflects the impact of a traditionally lower level of revenue in the first half of the Company's fiscal year. The improvement in PLATO Education operating results was due primarily to the increased mix of higher margin courseware revenues.

INTEREST EXPENSE:

Interest expense for the first quarter of fiscal 1999 was $615,000 as compared to $464,000 for the first quarter of fiscal 1998. This increase was due principally to the accelerated amortization of fees related to the Company's revolving loan agreement which was replaced with a new loan agreement in February 1999 (see Note 3 of Notes to Consolidated Financial Statements).

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $399,000, net accounts receivable of $13,205,000, and its line of credit. The Company had net installment receivables of $8,082,000 at January 31, 1999, of which $7,734,000 is billable within one year and is included in net accounts receivable on the consolidated balance sheet.

Net cash used in the Company's operating activities was $1,848,000 in the first quarter of fiscal 1999 as compared to $392,000 in the first quarter of fiscal 1998. Cash flows from operations, borrowings and capital were used principally to fund the Company's working capital requirements. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements). At January 31, 1999, borrowings of $7,438,000 were outstanding under the line of credit at an interest rate of 9.5%.

Net cash used in the Company's investing activities was $986,000 in the first quarter of fiscal 1999 for capital expenditures and capitalized product development costs.

Net cash provided by financing activities was $2,715,000 in the first quarter of fiscal 1999. Repayments of the term loan and short-term borrowings offset the net proceeds received from the issuance of preferred stock in January 1999 (see
Note 4 of Notes to Consolidated Financial Statements).

The Company entered into a new revolving loan agreement with a new lender in February 1999. This new facility offers the Company a longer-term banking relationship with a lower interest and fee structure compared to the previous revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements).

The Company continues to explore alternatives to meet its anticipated working capital, capital expenditure, and business investment requirements.

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

The Company began addressing the Y2K issue in early 1998 and has assembled a Y2K evaluation team that is endorsed by, and includes members of, senior management. A budget has been prepared for Y2K costs and progress reports are presented to senior management on a

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

YEAR 2000, CONTINUED:

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

The Company has taken, and will continue to take, actions necessary to resolve Y2K issues with its internal IT and non-IT systems, including planned replacements and upgrades. Major computers, applications, and related equipment have been reviewed and are either compliant or software upgrades have been ordered and will be installed in 1999. The Company's accounting and data processing system was not Y2K compliant and was recently upgraded to a version that the vendor has indicated is Y2K compliant.

The Company relies on key business partners for its normal business operations and has contacted them regarding Y2K readiness. While the Company is confident these partners are preparing for the year 2000, it has no control over their preparations and there is no assurance that they will be successful in addressing all Y2K issues.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

YEAR 2000, CONTINUED:

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

ITEM 2.   CHANGES IN SECURITIES

          On January 13, 1999, the Company issued 540 shares of its Series C Convertible Preferred Stock and warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share for an aggregate purchase price of $5 million (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Number    Description
               ------    -----------
               10.01     Secured Credit Agreement, dated February 26, 1999,
                         among First Source Financial LLP, as lender, The Roach
                         Organization, Inc. and TRO Learning (Canada), Inc., as
                         borrowers
               10.02     Security Agreement, dated February 26, 1999, among The
                         Roach Organization, Inc., TRO Learning (Canada), Inc.
                         and First Source Financial LLP

               10.28 Certificate of Amendment to Certificate of Designations for Series C Convertible Preferred Stock, dated March
                         5, 1999

               27        Financial Data Schedule

          (b)  Reports on Form 8-K:

               On January 25, 1999, the Company filed a Current Report on Form 8-K, dated January 22, 1999, to announce the completion of a $5 million private placement of convertible preferred stock.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1999.

                                   TRO LEARNING, INC.




                                   By   /s/William R. Roach
                                        ----------------------------------------
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (principal executive officer)



                                        /s/John Murray
                                        ----------------------------------------
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)



                                        /s/Mary Jo Murphy
                                        ----------------------------------------
                                        Vice President, Corporate Controller and
                                        Chief Accounting Officer
                                        (principal accounting officer)