Form 10-Q
period 1999-04-30
TRO LEARNING INC
filed 1999-06-14
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

                                    Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                   6,442,611 shares
----------------------------                                   ----------------
Class                                            Outstanding as of June 1, 1999

                        (This document contains 20 pages)

                       TRO LEARNING, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited):

            Consolidated Statements of Income for the
            Three and Six Months Ended April 30, 1999 and 1998.......................3

            Consolidated Balance Sheets as of
            April 30, 1999 and October 31, 1998......................................4

            Consolidated Statements of Cash Flows for the
            Six Months Ended April 30, 1999 and 1998.................................5

            Notes to Consolidated Financial Statements...............................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...........................11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................18

Item 2.     Changes in Securities...................................................18

Item 3.     Defaults Upon Senior Securities.........................................18

Item 4.     Submission of Matters to a Vote of Security Holders.....................18

Item 5.     Other Information.......................................................18

Item 6.     Exhibits and Reports on Form 8-K........................................19

SIGNATURES..........................................................................20

                          PART I. FINANCIAL INFORMATION

                       TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       APRIL 30,                        APRIL 30,
                                                              ----------------------------     ----------------------------
                                                                 1999            1998             1999            1998
                                                              ------------    ------------     ------------    ------------
Revenues by product line:
   PLATO-Registered Trademark- Education.............          $  9,545        $  8,391         $ 15,206        $ 14,434
   Aviation Training.................................               ---           1,222              ---           2,382
                                                              ------------    ------------     ------------    ------------
     Total revenues..................................             9,545           9,613           15,206          16,816
Cost of revenues.....................................             1,402           1,347            2,363           2,937
                                                              ------------    ------------     ------------    ------------
     Gross profit....................................             8,143           8,266           12,843          13,879
                                                              ------------    ------------     ------------    ------------
Operating expenses:
   Selling, general and administrative...............             6,297           6,418           11,843          12,360
   Product development and customer support..........             1,384           1,812            2,720           3,834
                                                              ------------    ------------     ------------    ------------
     Total operating expenses........................             7,681           8,230           14,563          16,194
                                                              ------------    ------------     ------------    ------------
       Operating income (loss).......................               462              36           (1,720)         (2,315)
Interest expense.....................................               474             490            1,089             954
Interest income and other expense, net...............                42              62               91             148
                                                              ------------    ------------     ------------    ------------
       Loss before income taxes......................               (54)           (516)          (2,900)         (3,417)
Credit for income taxes..............................               ---             ---              ---             ---
                                                              ------------    ------------     ------------    ------------
       Net loss......................................               (54)           (516)          (2,900)         (3,417)
         Preferred stock accretion...................               (32)            ---              (32)            ---
                                                              ------------    ------------     ------------    ------------
       Net loss available to common stockholders.....          $    (86)       $   (516)        $ (2,932)       $ (3,417)
                                                              ------------    ------------     ------------    ------------
                                                              ------------    ------------     ------------    ------------
Basic and diluted earnings per share.................          $  (0.01)       $  (0.08)        $  (0.46)       $  (0.53)
                                                              ------------    ------------     ------------    ------------
                                                              ------------    ------------     ------------    ------------
Weighted average common shares outstanding:                       6,439           6,404            6,427           6,402
                                                              ------------    ------------     ------------    ------------
                                                              ------------    ------------     ------------    ------------

                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      APRIL 30,         OCTOBER 31,
                                                                                        1999                1998
                                                                                    --------------     ---------------
                                    ASSETS

Current assets:

   Cash and cash equivalents...............................................           $       154        $       466
   Accounts receivable, less allowances of $976 and
     $920, respectively....................................................                15,142             16,427
   Inventories.............................................................                   696                648
   Prepaid expenses and other current assets...............................                   826              1,121
                                                                                    --------------     ---------------
     Total current assets..................................................                16,818             18,662
Equipment and leasehold improvements, less accumulated
   depreciation of $3,518 and $3,204, respectively.........................                 1,151              1,073
Product development costs, less accumulated amortization of $5,941
   and $4,768, respectively................................................                 6,593              6,380
Other assets...............................................................                 1,317              1,292
                                                                                    --------------     ---------------
                                                                                      $    25,879        $    27,407
                                                                                    --------------     ---------------
                                                                                    --------------     ---------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable........................................................           $     2,099        $     2,895
   Accrued employee salaries and benefits..................................                 1,915              2,647
   Accrued liabilities.....................................................                 1,564              2,130
   Revolving loan..........................................................                 8,363              9,321
   Deferred revenue........................................................                 2,695              3,290
                                                                                    --------------     ---------------
     Total current liabilities.............................................                16,636             20,283
Long-term debt.............................................................                 3,050              3,050
Deferred revenue, less current portion.....................................                   804                405
                                                                                    --------------     ---------------
     Total liabilities.....................................................                20,490             23,738
                                                                                    --------------     ---------------

Convertible redeemable preferred stock, net of unamortized
   discount and issuance costs.............................................                 4,166                ---

Stockholders' equity:
   Common stock, $.01 par value, 25,000 shares authorized;
     6,562 shares issued and 6,440 shares outstanding in 1999;
     6,535 shares issued and 6,415 shares outstanding
     in 1998...............................................................                    64                 64
   Paid in capital.........................................................                23,419             22,956
   Treasury stock at cost, 122 and 120 shares, respectively................                (1,186)            (1,176)
   Accumulated deficit.....................................................               (20,524)           (17,592)
   Accumulated other comprehensive loss....................................                  (550)              (583)
                                                                                    --------------     ---------------
     Total stockholders' equity............................................                 1,223              3,669
                                                                                    --------------     ---------------
                                                                                     $     25,879        $    27,407
                                                                                    --------------     ---------------
                                                                                    --------------     ---------------

                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                        ------------------------------
                                                                                           1999              1998
                                                                                        ------------     -------------
Cash flows from operating activities:
   Net loss                                                                             $ (2,900)        $  (3,417)
                                                                                        ------------     -------------
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization..............................................            1,465            1,402
     Provision for doubtful accounts............................................              562              375
     Disposal of fixed assets...................................................                2              ---
     (Increase) decrease in assets:
       Accounts receivable......................................................              723            3,089
       Inventories..............................................................              (48)             (60)
       Prepaid expenses and other current and noncurrent assets.................              270             (282)
     Increase (decrease) in liabilities:
       Accounts payable.........................................................             (796)             596
       Accrued liabilities, accrued employee salaries and
         benefits and other liabilities.........................................           (1,298)            (836)
       Deferred revenue.........................................................             (196)            (106)
                                                                                        ------------     -------------
         Total adjustments......................................................              684            4,178
                                                                                        ------------     -------------
           Net cash provided by (used in) operating activities..................           (2,216)             761
                                                                                        ------------     -------------
Cash flows from investing activities:
   Capital expenditures.........................................................             (376)            (254)
   Capitalization of product development costs..................................           (1,386)          (1,409)
                                                                                        ------------     -------------
       Net cash used in investing activities....................................           (1,762)          (1,663)
                                                                                        ------------     -------------
Cash flows from financing activities:
   Net proceeds from short-term borrowings......................................            1,482              944
   Repayment of long-term debt..................................................           (2,441)            (250)
   Net proceeds from issuance of convertible redeemable preferred stock.........            4,529              ---
   Net proceeds from issuance of common stock...................................               61              103
                                                                                        ------------     -------------
     Net cash provided by financing activities..................................            3,631              797
                                                                                        ------------     -------------
Effect of foreign currency on cash..............................................               35              (27)
                                                                                        ------------     -------------
Net decrease in cash and cash equivalents.......................................             (312)            (132)
Cash and cash equivalents at beginning of period................................              466              537
                                                                                        ------------     -------------
Cash and cash equivalents at end of period......................................        $     154        $     405
                                                                                        ------------     -------------
Cash paid for interest expense..................................................        $     856        $   1,018
                                                                                        ------------     -------------
                                                                                        ------------     -------------

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

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.   ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $9,936,000 and $10,496,000 at April 30, 1999 and October 31, 1998, respectively. Installment receivables to be billed after one year were $618,000 and $575,000 at April 30, 1999 and October 31,1998, respectively, and are included in other assets on the consolidated balance sheets.

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

At April 30, 1999, borrowings of $8,363,000 were outstanding at an interest rate of 8.2%.

In May 1999, the revolving loan agreement was amended to provide up to $2 million of additional borrowing capacity over the borrowing base through July 31, 1999.

LONG-TERM DEBT:

At April 30, 1999, the Company's long-term debt consisted of $3,050,000 of 10% subordinated convertible debentures with interest payable semiannually. At the option of the holder, the debentures are convertible into the Company's common stock at $9.60 per share. The Company may redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. The debentures have a scheduled maturity in 2004 and are subject to mandatory redemption at 25% of principal annually beginning in 2001.

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.   CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On January 13, 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") and warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share for an aggregate purchase price of $5 million. The proceeds, net of transaction fees, were approximately $4,529,000 and were used to repay existing borrowings. A value of $394,000 has been assigned to the warrants using the Black-Scholes stock option-pricing model.

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

Certain conversion restrictions exist in the event such conversion would result in (a) the holders' beneficial ownership being more than 4.99% of the Company's outstanding common stock or (b) the issuance of more than 20% of the Company's outstanding common stock. The Company may redeem the Series C Preferred in cash at any time, provided the average closing price of the Company's common stock during the defined period prior to such redemption is greater than $15.85 per share. The redemption price is based on the number of common shares that would be received upon conversion at such time and from 125% to 156% of the average closing price of the Company's common stock during the defined period prior to such time.

The Series C Preferred is subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company's common stock on NASDAQ or a subsequent market. The redemption price is equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company's common stock prior to redemption, as defined. As these events are outside of the Company's control and redemption would be in cash, the Series C Preferred is presented between total liabilities and stockholders' equity on the consolidated balance sheet, as required by the Securities and

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4. CONVERTIBLE REDEEMABLE PREFERRED STOCK, CONTINUED

Exchange Commission. Upon conversion of the Series C Preferred into common shares, the related amounts will be classified as stockholders' equity.

The initial carrying value will increase to the aggregate stated value of $5,400,000 over the ten-year term of the Series C Preferred. This accretion of the discount and issuance costs will be reflected as a charge to accumulated deficit in the consolidated balance sheet and will reduce net income (loss) available to common stockholders for purposes of calculating basic earnings per share.

Concurrent with the issuance of the Series C Preferred, the Company issued 125,000 warrants to purchase the Company's common stock at $9.51 per share. These warrants expire five years from the issue date. The value assigned to these warrants of $394,000 has been reflected as an increase to paid-in capital and a component of the discount on the Series C Preferred in the consolidated balance sheet.

5.   INCOME TAXES:

No tax benefit has been recorded at April 30, 1999 for the current year to date loss as the Company is unable to demonstrate that, more likely than not, it will be able to realize its deferred tax asset.

6.   COMPREHENSIVE INCOME (LOSS):

Total comprehensive loss was as follows (in thousands):

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               ----------------------------  -----------------------------
                                                                APRIL 30,      APRIL 30,      APRIL 30,       APRIL 30,
                                                                   1999           1998           1999            1998
                                                               -------------  -------------  -------------   -------------
          Net loss..........................................   $     (54)     $    (516)     $  (2,900)      $  (3,417)
          Foreign currency translation adjustments..........         (11)            58             33             (29)
                                                               -------------  -------------  -------------   -------------
                 Total comprehensive loss...................   $     (65)     $    (458)     $  (2,867)      $  (3,446)
                                                               -------------  -------------  -------------   -------------
                                                               -------------  -------------  -------------   -------------

Accumulated other comprehensive loss is included as a separate component of stockholders' equity on the consolidated balance sheets.

7.   EARNINGS PER SHARE:

Since the Company incurred a net loss for all periods presented, potential common shares are antidilutive and excluded from the calculation of diluted earnings per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1999 COMPARED TO SECOND QUARTER FISCAL 1998

REVENUES:

The following table highlights revenues by product line (in 000's):

                                                  PLATO EDUCATION       AVIATION TRAINING            TOTAL
                                                 -------------------    -------------------    -------------------
                                                  1999       1998        1999       1998        1999       1998
                                                 -------     -------    -------     -------    -------     -------
Courseware and professional services             $ 8,668     $ 7,578    $   ---     $ 1,222    $ 8,668     $ 8,800

Hardware, third-party courseware and other           877         813        ---         ---        877         813
                                                 -------     -------    -------     -------    -------     -------
      Total revenues                             $ 9,545     $ 8,391    $   ---     $ 1,222    $ 9,545     $ 9,613
                                                 -------     -------    -------     -------    -------     -------
                                                 -------     -------    -------     -------    -------     -------

PLATO Education courseware and professional services revenue, the driver of the Company's operations, increased $1,090,000, or 14% as compared to the prior year. Sales to both new and existing customers accounted for the increase, as well as an adjustment for the recognition of certain deferred revenue to reflect the performance of the related services. Hardware and third-party courseware revenue was comparable to the prior year. Total PLATO Education revenues were $9,545,000 in the second quarter of 1999, an increase of $1,154,000 from the prior year.

Aviation Training revenues were $1,222,000 in the second quarter of fiscal 1998. Total revenues of $9,545,000 for the second quarter of fiscal 1999 were comparable to $9,613,000 for the second quarter of fiscal 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

SECOND QUARTER FISCAL 1999 COMPARED TO SECOND QUARTER FISCAL 1998, CONTINUED

GROSS PROFIT:

PLATO Education gross profit increased $792,000, or 11%, from the prior year, and gross margin decreased slightly from 88% to 85%.

Aviation Training gross profit was $915,000 for the second quarter of fiscal 1998. Total gross profit for the second quarter of fiscal 1999 decreased $123,000 from the second quarter of fiscal 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the second quarter of fiscal 1999 decreased $121,000, or 2%, to $6,297,000 as compared to $6,418,000 for the second quarter of fiscal 1998.

PLATO Education expenses increased $223,000 due primarily to increased selling expenses. Aviation Training expenses were $349,000 in the second quarter of fiscal 1998.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT EXPENSE:

Product development and customer support expense for the second quarter of fiscal 1999 decreased $428,000, or 24%, to $1,384,000 as compared to $1,812,000 for the second quarter of fiscal 1998.

PLATO Education product development expenses increased $143,000 due primarily to increased amortization of previously capitalized costs. Aviation Training expenses were $583,000 in the second quarter of fiscal 1998.

OPERATING INCOME:

Operating income was $462,000 for the second quarter of fiscal 1999 as compared to $36,000 for the prior year. Operating income for PLATO Education was $53,000 for the second quarter of fiscal 1998, while Aviation Training had an operating loss of $17,000. The improvement in PLATO Education operating results for the second quarter of fiscal 1999 was due primarily to the increase in revenue offset by the approximate 5% increase in operating expenses.

INTEREST EXPENSE:

Interest expense was $474,000 for the second quarter of fiscal 1999 as compared to $490,000 for the second quarter of fiscal 1998. While interest on bank borrowings decreased approximately $160,000, the accelerated amortization of fees related to the Company's previous revolving loan agreement offset that savings, resulting in the net decrease of $16,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

FIRST SIX MONTHS FISCAL 1999 COMPARED TO FIRST SIX MONTHS FISCAL 1998

REVENUES:

The following table highlights revenues by product line (in 000's):

                                                  PLATO EDUCATION       AVIATION TRAINING             TOTAL
                                                 -------------------   --------------------    ------------------
                                                  1999       1998        1999       1998        1999        1998
                                                 -------     -------   --------    --------    --------  --------
Courseware and professional services             $13,738     $12,256   $    ---    $  2,329    $ 13,738  $ 14,585

Hardware, third-party courseware and other         1,468       2,178        ---          53       1,468     2,231
                                                 -------     -------   --------    --------    --------  --------
         Total revenues                          $15,206     $14,434        ---    $  2,382    $ 15,206  $ 16,816
                                                 -------     -------   --------    --------    --------  --------
                                                 -------     -------   --------    --------    --------  --------

PLATO Education courseware and professional services revenue, the driver of the Company's operations, increased $1,482,000, or 12%, as compared to the prior year. Sales to both new and existing customers accounted for the increase. Hardware and third-party courseware revenue decreased 33%, in line with the Company's plan to improve profitability. Total PLATO Education revenues increased $772,000 from the prior year.

Aviation Training revenues were $2,382,000 for the first six months of fiscal 1998. Total revenues of $15,206,000 for the first six months of fiscal 1999 decreased $1,610,000, or 10%, compared to the prior year.

GROSS PROFIT:

PLATO Education gross profit for the first six months of fiscal 1999 increased $904,000, or 8%, from the prior year, while gross margin increased to 85% from 83%, reflecting the increased mix of higher margin courseware and professional services revenue.

Aviation Training gross profit was $1,940,000 for the first six months of fiscal 1998. Total gross profit decreased $1,036,000 from the comparable period in fiscal 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first six months of fiscal 1999 decreased $517,000, or 4%, to $11,843,000 as compared to $12,360,000 for the first six months of fiscal 1998.

PLATO Education expenses increased $417,000 due primarily to increased selling expenses. Aviation Training expenses were $711,000 for the first six months of fiscal 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED

FIRST SIX MONTHS FISCAL 1999 COMPARED TO FIRST SIX MONTHS FISCAL 1998, CONTINUED

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT EXPENSE:

Product development and customer support expense for the first six months of fiscal 1999 decreased $1,114,000 or 29% to $2,720,000 as compared to $3,834,000 for the first six months of fiscal 1998.

PLATO Education product development expenses increased $146,000 due primarily to increased amortization of previously capitalized costs. Aviation Training expenses were $1,337,000 for the first six months of fiscal 1998.

OPERATING LOSS:

The operating loss was $1,720,000 for the first six months of fiscal 1999 as compared to $2,315,000 for the first six months of fiscal 1998. The PLATO Education operating loss was $2,207,000 for the first six months of fiscal 1998, wile Aviation Training had an operating loss of $108,000. The improvement in PLATO Education operating results for the first six months of fiscal 1999 is due principally to the increased mix of higher margin courseware and professional services revenue, offset by the approximate 3% increase in operating expenses.

INTEREST EXPENSE:

Interest expense for the first six months of fiscal 1999 was $1,089,000 as compared to $954,000 for the first six months of fiscal 1998. This increase was due principally to the accelerated amortization of fees related to the Company's revolving loan agreement, which was replaced with a new loan agreement in February 1999 (see Note 3 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $154,000, net accounts receivable of $15,142,000, and its line of credit. The Company had net installment receivables of $9,936,000 at April 30, 1999, of which $9,318,000 is to be billed within one year and is included in net accounts receivable on the consolidated balance sheet.

Net cash used in the Company's operating activities was $2,216,000 for the first six months of fiscal 1999 as compared to net cash provided of $761,000 for the first six months of fiscal 1998. Borrowings under short-term arrangements and net proceeds from the issuance of convertible redeemable preferred stock were used principally to fund the Company's working capital requirements in the first six months of fiscal 1999. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement (see Note 3 of Notes to

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Consolidated Financial Statements). At April 30, 1999, borrowings of $8,363,000 were outstanding under the line of credit at an interest rate of 8.2%. In May 1999, the revolving loan agreement was amended to provide up to $2 million of additional borrowing capacity over the borrowing base through July 31, 1999.

Net cash used in the Company's investing activities was $1,762,000 for the first six months of fiscal 1999 for capital expenditures and capitalized product development costs.

Net cash provided by financing activities was $3,631,000 for the first six months of fiscal 1999. Net proceeds received from short-term borrowings and the issuance of convertible redeemable preferred stock (see Note 4 of Notes to Consolidated Financial Statements) were offset by the repayment of the term loan.

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

YEAR 2000

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

YEAR 2000, CONTINUED:

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

YEAR 2000, CONTINUED:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 6, 1999 at which stockholders voted on and approved the following:

         (a) The election of two Class III directors of the Company to serve until the 2002 Annual Meeting. The voting was as follows:

                  Name                             For               Withheld
                  ----                             ---               --------
                  Jack R. Borsting, Ph.D.          6,166,214         20,216
                  Tony J. Christianson             6,166,214         20,216

         (b) The appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending
                  October 31, 1999. The voting was as follows:

                  For                             Against           Withheld
                  ---                             -------           --------
                  6,002,880                        7,933             175,617

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               Number        Description
               ------        -----------
               10.03         First Amendment to Secured Credit Agreement among
                             First Source Financial LLP, as lender, The Roach
                             Organization, Inc. and TRO Learning (Canada), Inc.,
                             as borrower, dated March 24, 1999

               10.04         Second Amendment to Secured Credit Agreement among
                             First Source Financial LLP, as lender, The Roach
                             Organization, Inc. and TRO Learning (Canada), Inc., as borrower, dated May 27, 1999

               27            Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1999.

                                        TRO LEARNING, INC.

                                   By   /s/ William R. Roach
                                        ---------------------------------------
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (principal executive officer)

                                        /s/ John Murray
                                        ---------------------------------------
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

                                        /s/ Mary Jo Murphy
                                        ---------------------------------------
                                        Vice President, Corporate Controller and
                                        Chief Accounting Officer
                                        (principal accounting officer)