Form 10-Q
period 1999-07-31
TRO LEARNING INC
filed 1999-09-14
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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
                                Yes /X/   No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE                                 6,868,221 SHARES
----------------------------                                -----------------
Class                                       Outstanding as of August 31, 1999

                        (This document contains 22 pages)

                       TRO LEARNING, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                 PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited):

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended July 31, 1999 and 1998.............................3

                  Consolidated Balance Sheets as of
                  July 31, 1999 and October 31, 1998.............................................4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended July 31, 1999 and 1998.......................................5

                  Notes to Consolidated Financial Statements.....................................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................21

Item 2.           Changes in Securities.........................................................21

Item 3.           Defaults Upon Senior Securities...............................................21

Item 4.           Submission of Matters to a Vote of Security Holders...........................21

Item 5.           Other Information.............................................................21

Item 6.           Exhibits and Reports on Form 8-K..............................................21

SIGNATURES......................................................................................22

                                          PART I. FINANCIAL INFORMATION

                                       TRO LEARNING, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       JULY 31,                         JULY 31,
                                                              ----------------------------     ----------------------------
                                                                 1999            1998             1999            1998
                                                              ------------    ------------     ------------    ------------
Revenues by product line:
   PLATO(R)Education.................................          $  12,624       $  10,601        $  27,830       $  25,035
   Aviation Training.................................                ---           1,464              ---           3,846
                                                              ------------    ------------     ------------    ------------
     Total revenues..................................             12,624          12,065           27,830          28,881
Cost of revenues.....................................              1,593           1,415            3,956           4,352
                                                              ------------    ------------     ------------    ------------

     Gross profit....................................             11,031          10,650           23,874          24,529
                                                              ------------    ------------     ------------    ------------
Operating expenses:
   Selling, general and administrative...............              6,736           6,699           18,579          19,059
   Product development and customer support..........              1,403           1,900            4,123           5,734
                                                              ------------    ------------     ------------    ------------
     Total operating expenses........................              8,139           8,599           22,702          24,793
                                                              ------------    ------------     ------------    ------------
       Operating income (loss).......................              2,892           2,051            1,172            (264)
Interest expense.....................................                331             415            1,420           1,369
Interest income and other expense, net...............                 38              50              129             198
                                                              ------------    ------------     ------------    ------------
       Income (loss) before income taxes.............              2,523           1,586             (377)         (1,831)
Provision (credit) for income taxes..................                ---             ---              ---             ---
                                                              ------------    ------------     ------------    ------------
       Net income (loss).............................              2,523           1,586             (377)         (1,831)
         Preferred stock accretion...................                (24)            ---              (56)            ---
                                                              ------------    ------------     ------------    ------------
       Net income (loss) available to common
         stockholders................................          $   2,499       $   1,586        $    (433)      $  (1,831)
                                                              ============    ============     ============    ============
Earnings per share:
   Basic ............................................          $    0.38       $    0.25        $   (0.07)      $   (0.29)
                                                              ============    ============     ============    ============
   Diluted...........................................          $    0.34       $    0.23        $   (0.07)      $   (0.29)
                                                              ============    ============     ============    ============

Weighted average common shares outstanding:
   Basic ............................................              6,598           6,417            6,484            6,407
                                                              ============    ============     ============    ============
   Diluted...........................................              7,755           6,873            6,484            6,407
                                                              ============    ============     ============    ============

                                 See Notes to Consolidated Financial Statements

                                       TRO LEARNING, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      JULY 31,          OCTOBER 31,
                                                                                        1999                1998
                                                                                    ------------      --------------
                                    ASSETS
Current assets:
   Cash and cash equivalents...............................................         $          59        $       466
   Accounts receivable, less allowances of $1,177 and
     $920, respectively....................................................                17,753             16,427
   Inventories.............................................................                   612                648
   Prepaid expenses and other current assets...............................                   827              1,121
                                                                                    --------------     ---------------
     Total current assets..................................................                19,251             18,662
Equipment and leasehold improvements, less accumulated
   depreciation of $3,634 and $3,204, respectively.........................                 1,318              1,073
Product development costs, less accumulated amortization of $6,557
   and $4,768, respectively................................................                 6,626              6,380
Other assets...............................................................                 1,270              1,292
                                                                                    --------------     ---------------
                                                                                    $      28,465        $    27,407
                                                                                    ==============     ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................................         $       1,305        $     2,895
   Accrued employee salaries and benefits..................................                 1,979              2,647
   Accrued liabilities.....................................................                 1,264              2,130
   Revolving loan..........................................................                 8,690              9,321
   Deferred revenue........................................................                 3,722              3,290
                                                                                    --------------     ---------------
     Total current liabilities.............................................                16,960             20,283
Long-term debt.............................................................                 3,050              3,050
Deferred revenue, less current portion.....................................                   421                405
Other liabilities..........................................................                   120                ---
                                                                                    --------------     ---------------
     Total liabilities.....................................................                20,551             23,738
                                                                                    --------------     ---------------

Convertible redeemable preferred stock, net of unamortized
   discount and issuance costs.............................................                 2,996                ---
                                                                                    --------------     ---------------

Stockholders' equity:
   Common stock, $.01 par value, 25,000 shares authorized;
     6,820 shares issued and 6,698 shares outstanding in 1999;
     6,535 shares issued and 6,415 shares outstanding in 1998..............                    67                 64
   Paid in capital.........................................................                24,631             22,956
   Treasury stock at cost, 122 and 120 shares, respectively................                (1,186)            (1,176)
   Accumulated deficit.....................................................               (18,025)           (17,592)
   Accumulated other comprehensive loss....................................                  (569)              (583)
                                                                                    --------------     ---------------
     Total stockholders' equity............................................                 4,918              3,669
                                                                                    --------------     ---------------
                                                                                    $      28,465        $    27,407
                                                                                    ==============     ===============

                                See Notes to Consolidated Financial Statements

                                           TRO LEARNING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED, IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                        ------------------------------
                                                                                           1999              1998
                                                                                        ------------     -------------
Cash flows from operating activities:
   Net loss....................................................................          $    (377)       $  (1,831)
                                                                                        ------------     -------------
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization..............................................              2,241           2,166
     Provision for doubtful accounts............................................              1,033             561
     Loss on disposal of fixed assets...........................................                  8               2
     (Increase) decrease in assets:
       Accounts receivable......................................................             (2,359)           (337)
       Inventories..............................................................                 36             215
       Prepaid expenses and other current and noncurrent assets.................                316             290
     Increase (decrease) in liabilities:
       Accounts payable.........................................................             (1,590)           (123)
       Accrued liabilities, accrued employee salaries and
         benefits and other liabilities.........................................             (1,414)         (1,147)
       Deferred revenue.........................................................                448             487
                                                                                        ------------     -------------
         Total adjustments......................................................             (1,281)          2,114
                                                                                        ------------     -------------
           Net cash provided by (used in) operating activities..................             (1,658)            283
                                                                                        ------------     -------------
Cash flows from investing activities:
   Capital expenditures.........................................................               (706)           (536)
   Capitalization of product development costs..................................             (2,035)         (1,953)
                                                                                        ------------     -------------
       Net cash used in investing activities....................................             (2,741)         (2,489)
                                                                                        ------------     -------------
Cash flows from financing activities:
   Net proceeds from short-term borrowings......................................              1,810           2,971
   Repayment of long-term debt..................................................             (2,441)           (400)
   Net proceeds from issuance of convertible redeemable preferred stock.........              4,499             ---
   Net proceeds from issuance of common stock...................................                109             110
                                                                                        ------------     -------------
   Net cash provided by financing activities....................................              3,977            2,681
                                                                                        ------------     -------------
Effect of foreign currency on cash..............................................                 15             (132)
                                                                                        ------------     -------------
Net increase (decrease) in cash and cash equivalents............................               (407)             343
Cash and cash equivalents at beginning of period................................                466              537
                                                                                        ------------     -------------
Cash and cash equivalents at end of period......................................        $        59        $     880
                                                                                        ============     =============
Cash paid for interest expense..................................................        $     1,266        $   1,585
                                                                                        ============     =============

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

REVENUE RECOGNITION:

Revenue from the sale of education and training courseware licenses, computer hardware, and related support services, is recognized when courseware, hardware, and related services are delivered. Post customer support is recognized ratably over the contract period. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products delivered.

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

2.    ACCOUNTS RECEIVABLE:

Accounts receivable include net installment receivables of $8,591,000 and $10,496,000 at July 31, 1999 and October 31, 1998, respectively. Installment receivables to be billed after one year were $774,000 and $575,000 at July 31, 1999 and October 31,1998, respectively, and are included in other assets on the consolidated balance sheets.

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

At July 31, 1999, borrowings of $8,690,000 were outstanding at an interest rate of 8.3% and the unused borrowing capacity was $4,297,000.

LONG-TERM DEBT:

At July 31, 1999, the Company's long-term debt consisted of $3,050,000 of 10% subordinated convertible debentures with interest payable semiannually. At the option of the holder, the debentures are convertible into the Company's common stock at $9.60 per share. The Company may redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. The debentures have a scheduled maturity in 2004 and are subject to mandatory redemption at 25% of principal annually beginning in 2001.

4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On January 13, 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred"); as well as warrants to purchase 125,000 shares of the Company's common stock at $8.72 per share for an aggregate purchase price of $5 million. The proceeds, net of transaction fees, were approximately $4,499,000 and were used to repay existing

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK, CONTINUED

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

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK, CONTINUED

The initial carrying value will increase to the aggregate stated value of $5,400,000 over the ten- year term of the Series C Preferred. This accretion of the discount and issuance costs will be reflected as a charge to accumulated deficit in the consolidated balance sheet and will reduce net income (loss) available to common stockholders for purposes of calculating basic earnings per share.

Concurrent with the issuance of the Series C Preferred, the Company issued warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share. These warrants expire five years from the issue date. The value assigned to these warrants of $394,000 has been reflected as an increase to paid-in capital and a component of the discount on the Series C Preferred in the consolidated balance sheet.

Additionally, on July 16, 1999, the Company issued warrants to purchase approximately 63,000 shares of the Company's common stock at $8.72 per share related to the issuance of the Series C Preferred. These warrants expire five years from the issue date. A value of $148,000 has been assigned to these warrants using the Black-Scholes stock option pricing model. This value has also been reflected as an increase to paid-in capital and a component of the discount on the Series C Preferred in the consolidated balance sheet.

During the quarter ended July 31, 1999, approximately 133 shares of the Series C Preferred were converted by the holders into approximately 259,000 shares of the Company's common stock. The book value of the shares converted was approximately $1,017,000 and this amount was transferred from convertible redeemable preferred stock to paid-in capital on the consolidated balance sheet.

5.       INCOME TAXES:

No tax benefit has been recorded at July 31, 1999 for the current year to date loss as the Company is unable to demonstrate that, more likely than not, it will be able to realize its deferred tax asset.

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.       COMPREHENSIVE INCOME (LOSS):

Total comprehensive income (loss) was as follows (in thousands):

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ----------------------------  --------------------------
                                                            JULY 31,       JULY 31,       JULY 31,     JULY 31,
                                                              1999           1998           1999         1998
                                                          -------------  -------------  -------------  -----------
Net income (loss).....................................    $   2,523      $   1,586      $    (377)     $  (1,831)
Foreign currency translation adjustments..............          (19)          (103)            14           (132)
                                                          -------------  -------------  -------------  -----------
       Total comprehensive income (loss)..............    $   2,504      $   1,483      $    (363)     $  (1,963)
                                                          =============  =============  =============  ===========

Accumulated other comprehensive loss is included as a separate component of stockholders' equity on the consolidated balance sheets.

7.       EARNINGS PER SHARE:

Earnings per share is calculated as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     JULY 31,                      JULY 31,
                                                             --------------------------    --------------------------
                                                               1999            1998           1999           1998
                                                             -----------    -----------    -----------    -----------
BASIC:
------
Net income (loss) available to common
   stockholders.........................................     $   2,499      $   1,586      $    (433)     $  (1,831)
                                                             ===========    ===========    ===========    ===========
Weighted average common shares outstanding..............         6,598          6,417          6,484          6,407
                                                             ===========    ===========    ===========    ===========
Basic earnings per share................................     $    0.38      $    0.25      $   (0.07)     $   (0.29)
                                                             ===========    ===========    ===========    ===========

DILUTED:
--------
Net income (loss) available to common stockholders           $   2,499      $   1,586      $    (433)     $  (1,831)
Preferred stock accretion...............................            24            ---            ---            ---
Convertible debentures interest.........................            76            ---            ---            ---
                                                             -----------    -----------    -----------    -----------
Net income (loss) for diluted earnings per share........     $   2,599      $   1,586      $    (433)     $  (1,831)
                                                             ===========    ===========    ===========    ===========
Weighted average common shares outstanding..............         6,598          6,417          6,484          6,407
Potential common shares:
   Stock options and warrants...........................            44            138            ---            ---
   Convertible preferred stock..........................           795            ---            ---            ---
   Convertible debentures...............................           318            318            ---            ---
                                                             -----------    -----------    -----------    -----------
Weighted average common and potential common
  shares outstanding for diluted earnings per share.....         7,755          6,873          6,484          6,407
                                                             ===========    ===========    ===========    ===========
Diluted earnings per share..............................     $    0.34      $    0.23      $   (0.07)     $   (0.29)
                                                             ===========    ===========    ===========    ===========

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.       EARNINGS PER SHARE, CONTINUED

Since the Company incurred a net loss for the nine months ended July 31, 1999 and 1998, potential common shares are antidilutive and excluded from the calculation of earnings per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW
--------

The Company is a leading developer and marketer of microcomputer-based, interactive, self-paced instructional systems. Offering more than 2,000 hours of comprehensive academic and applied skills courseware designed for adolescents and adults, the Company's PLATO -Registered Trademark- Learning Systems are marketed to middle schools and high schools, colleges, job training programs, correctional institutions, military education programs and corporations. The PLATO Learning System is delivered via networks, CD-ROM, the Internet and private Intranets.

In September 1998, the Company announced the sale of its Aviation Training business (which marketed PC-based instructional systems to airlines worldwide for use by commercial airline pilots, maintenance crews and cabin personnel) and will focus exclusively on its PLATO brand going forward.

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER FISCAL 1999 COMPARED TO THIRD QUARTER FISCAL 1998

REVENUES:

The following table highlights revenues by product line (in 000's):

                                                  PLATO EDUCATION       AVIATION TRAINING            TOTAL
                                               ---------------------  ---------------------   ---------------------
                                                  1999       1998        1999       1998        1999       1998
                                               ----------  ---------  ----------  ---------   ----------  ---------
Courseware and professional services           $  11,488   $  9,929   $     ---   $  1,464    $  11,488   $ 11,393

Hardware, third-party courseware and other         1,136        672         ---        ---        1,136        672
                                               ----------  ---------  ----------  ---------   ----------  ---------
      Total revenues                           $  12,624   $ 10,601   $     ---   $  1,464    $  12,624   $ 12,065
                                               ==========  =========  ==========  =========   ==========  =========

PLATO Education courseware and professional services revenue, the driver of the Company's operations, increased $1,559,000, or 16% as compared to the prior year. Sales to both new and existing customers accounted for the increase. Total PLATO Education revenues were $12,624,000 in the third quarter of 1999, an increase of $2,023,000, or 19%, from the prior year.

Aviation Training revenues were $1,464,000 in the third quarter of fiscal 1998. Total revenues of $12,624,000 for the third quarter of fiscal 1999 increased 5% from $12,065,000 for the third quarter of fiscal 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED
---------------------

THIRD QUARTER FISCAL 1999 COMPARED TO THIRD QUARTER FISCAL 1998, CONTINUED

GROSS PROFIT:

PLATO Education gross profit for the third quarter of fiscal 1999 increased $1,499,000, or 16%, from the prior year, and gross margin decreased slightly from 90% to 87%.

Aviation Training gross profit was $1,118,000 for the third quarter of fiscal 1998. Total gross profit for the third quarter of fiscal 1999 increased $381,000 from the third quarter of fiscal 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the third quarter of fiscal 1999 increased $37,000 to $6,736,000 as compared to $6,699,000 for the third quarter of fiscal 1998.

PLATO Education expenses increased $417,000 due primarily to the increased provision for doubtful accounts. Aviation Training expenses were $380,000 in the third quarter of fiscal 1998.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT EXPENSE:

Product development and customer support expense for the third quarter of fiscal 1999 decreased $497,000, or 26%, to $1,403,000 as compared to $1,900,000 for the third quarter of fiscal 1998.

PLATO Education product development expenses increased $70,000 due primarily to increased amortization of previously capitalized costs. Aviation Training expenses were $575,000 in the third quarter of fiscal 1998.

OPERATING INCOME:

Operating income was $2,892,000 for the third quarter of fiscal 1999 as compared to $2,051,000 for the comparable period of the prior year. Operating income for PLATO Education was $1,888,000 for the third quarter of fiscal 1998, while Aviation Training had operating income of $163,000. The improvement in PLATO Education operating results for the third quarter of fiscal 1999 was due primarily to the increased mix of higher margin courseware and professional services revenue offset by the approximate 6% increase in operating expenses.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED
---------------------

INTEREST EXPENSE:

Interest expense was $331,000 for the third quarter of fiscal 1999 as compared to $415,000 for the third quarter of fiscal 1998. The decreased level of bank borrowings at lower interest rates as well as decreased amortization of fees related to the Company's loan agreements contributed equally to the decrease in interest expense.

FIRST NINE MONTHS FISCAL 1999 COMPARED TO FIRST NINE MONTHS FISCAL 1998

REVENUES:

The following table highlights revenues by product line (in 000's):

                                                  PLATO EDUCATION       AVIATION TRAINING             TOTAL
                                                --------------------  ----------------------   --------------------
                                                  1999       1998        1999       1998         1999        1998
                                                ---------  ---------  ---------   ----------   ---------  ---------
Courseware and professional services            $ 25,226   $ 22,185   $    ---    $   3,793    $ 25,226   $ 25,978

Hardware, third-party courseware and other         2,604      2,850        ---           53       2,604      2,903
                                                ---------  ---------  ---------   ----------   ---------  ---------
         Total revenues                         $ 27,830   $ 25,035   $    ---    $   3,846    $ 27,830   $ 28,881
                                                =========  =========  =========   ==========   =========  =========

PLATO Education courseware and professional services revenue, the driver of the Company's operations, increased $3,041,000, or 14%, as compared to the prior year. Sales to both new and existing customers accounted for the increase. Hardware, third-party courseware and other revenue decreased 9%, in line with the Company's plan to improve profitability. Total PLATO Education revenues increased $2,795,000, or 11%, from the prior year.

Aviation Training revenues were $3,846,000 for the first nine months of fiscal 1998. Total revenues of $27,830,000 for the first nine months of fiscal 1999 decreased $1,051,000 from the prior year.

GROSS PROFIT:

PLATO Education gross profit for the first nine months of fiscal 1999 increased $2,403,000, or 11%, from the comparable period in fiscal 1998, reflecting the increased mix of higher margin courseware and professional services revenue. Gross margin was 86% for both periods.

Aviation Training gross profit was $3,058,000 for the first nine months of fiscal 1998. Total gross profit decreased $655,000 from the prior year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS, CONTINUED
---------------------

FIRST NINE MONTHS FISCAL 1999 COMPARED TO FIRST NINE MONTHS FISCAL 1998,
CONTINUED

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

Selling, general, and administrative expense for the first nine months of fiscal 1999 decreased $480,000, or 3%, to $18,579,000 as compared to $19,059,000 for the first nine months of fiscal 1998.

PLATO Education expenses increased $611,000 due primarily to increased selling expenses of $650,000 and the increased provision for doubtful accounts of $474,000, offset by decreased commissions. Aviation Training expenses were $1,091,000 for the first nine months of fiscal 1998.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT EXPENSE:

Product development and customer support expense for the first nine months of fiscal 1999 decreased $1,611,000 or 28% to $4,123,000 as compared to $5,734,000 for the first nine months of fiscal 1998.

PLATO Education product development expenses increased $216,000 due primarily to increased amortization of previously capitalized costs. Aviation Training expenses were $1,912,000 for the first nine months of fiscal 1998.

OPERATING INCOME (LOSS):

Operating income was $1,172,000 for the first nine months of fiscal 1999 as compared to an operating loss of $264,000 for the first nine months of fiscal 1998. The PLATO Education operating loss was $319,000 for the first nine months of fiscal 1998, while Aviation Training had operating income of $55,000. The improvement in PLATO Education operating results for the first nine months of fiscal 1999 was due principally to the increased mix of higher margin courseware and professional services revenue, offset by the approximate 4% increase in operating expenses.

INTEREST EXPENSE:

Interest expense for the first nine months of fiscal 1999 was $1,420,000 as compared to $1,369,000 for the first nine months of fiscal 1998. This increase was due principally to the accelerated amortization of fees related to the Company's previous revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements) offset by the lower level of bank borrowings in fiscal 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $59,000, net accounts receivable of $17,753,000, and its line of credit. The Company had net installment receivables of $9,365,000 at July 31, 1999, of which $8,591,000 is to be billed within one year and is included in net accounts receivable on the consolidated balance sheet.

Net cash used in the Company's operating activities was $1,658,000 for the first nine months of fiscal 1999 as compared to net cash provided of $283,000 for the first nine months of fiscal 1998. Borrowings under short-term arrangements and net proceeds from the issuance of convertible redeemable preferred stock were used principally to fund the Company's working capital requirements in the first nine months of fiscal 1999. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements). At July 31, 1999, borrowings of $8,690,000 were outstanding under the line of credit at an interest rate of 8.3% and the unused borrowing capacity was $4,297,000.

Net cash used in the Company's investing activities was $2,741,000 for the first nine months of fiscal 1999 for capital expenditures and capitalized product development costs.

Net cash provided by financing activities was $3,977,000 for the first nine months of fiscal 1999. Net proceeds received from short-term borrowings and the issuance of convertible redeemable preferred stock (see Note 4 of Notes to Consolidated Financial Statements) were offset by the repayment of the term loan.

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

YEAR 2000
---------

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

YEAR 2000, CONTINUED:
---------

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

While the Company's Y2K costs incurred to date have not been material, additional costs will be incurred as Y2K readiness is completed. Based on information currently available, management expects these additional costs to be immaterial as well.

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

Based on the progress the Company has made to date in addressing Y2K issues, management does not expect significant risks with its Y2K compliance at this time. As the Company's plan is to address its major Y2K issues prior to being affected by them, it has not developed

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

YEAR 2000, CONTINUED:
---------

comprehensive Y2K-related contingency plans. If progress deviates from plan or significant risks are identified, the Company will consider contingency plans as deemed necessary.

This Y2K discussion is based on the Company's best estimates using the information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

INTEREST RATE RISK:

At July 31, 1999, the fair value of the Company's debt approximates market. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent change in interest rates. The Company's long-term debt is held at a fixed rate. As a result, risk relating to interest fluctuation is considered minimal.

FOREIGN CURRENCY EXCHANGE RATE RISK:

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 6% and 8% of total revenues were denominated in currencies other than the U.S. dollar for the three and nine months ended July 31, 1999, respectively.

NOTE REGARDING FORWARD LOOKING INFORMATION
------------------------------------------

This Form 10-Q contains forward-looking statements identified by the use of "believes", "expects", "anticipates", and similar expressions. Such statements are subject to risk and uncertainties that could cause actual results to differ from those contemplated by the forward-looking statement. Such risks and uncertainties include any change in the market acceptance of the Company's products and services, the risk of failure of the Company's technology to remain at market standards, the risk of the Company being able to finance its business operations, and other similar business and market risks. Readers are cautioned not to place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             -----------------

             The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 2.      CHANGES IN SECURITIES
             ---------------------

             On January 13, 1999, the Company issued 540 shares of its Series C Convertible Preferred Stock and warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share for an aggregate purchase price of $5 million. In addition, on July 16, 1999 the Company issued warrants to purchase approximately 63,000 shares of the Company's common stock at $8.72 per share (see Note 4 of Notes to Consolidated Financial Statements).


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

ITEM 5.      OTHER INFORMATION
             -----------------

             Not Applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             (a)  Exhibits

                  Number                    Description
                  ------                    -----------

                    27                      Financial Data Schedule

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed for the quarter ended July 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 1999.

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





                                     /s/John Murray
                                    ----------------------------------------
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (principal financial officer)





                                     /s/Mary Jo Murphy
                                    -----------------------------------------
                                     Vice President, Corporate Controller and
                                     Chief Accounting Officer
                                     (principal accounting officer)