Form 10-K
period 1999-10-31
TRO LEARNING INC
filed 2000-01-28
CIK 893965

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-K

X	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1999

or

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 0-20842

TRO Learning, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-3660532

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1721 Moon Lake Blvd., Suite 555, Hoffman

Estates, IL	60194

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(847)781-7800

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock,

Par Value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares of the Registrant’s common stock, par value $.01, outstanding as of January 7, 2000 was 6,914,503 shares. The aggregate market value of common stock (based on the closing price on January 7, 2000) held by non-affiliates of the Registrant was approximately $28,828,000.

Documents Incorporated by Reference

The information required in Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 30, 2000 (the “2000 Proxy Statement”). The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

This document contains 54 pages.

TRO Learning, Inc.

Form 10-K
Fiscal Year Ended October 31, 1999

TRO Learning, Inc.

Form 10-K
Fiscal Year Ended October 31, 1999
Part I

Item 1.  BUSINESS

Overview:

      TRO Learning, Inc. (the “Company”) is a leading developer and marketer of computer-based, interactive, self-paced instructional systems and related services. Offering more than 2,000 hours and 10,000 learning objectives of comprehensive academic and applied skills courseware designed for adolescents and adults, the Company’s PLATO® Learning Systems are marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers. PLATO is delivered via networks, CD-ROM, the Internet and private intranets. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site.

      The Company’s wholly-owned operating subsidiary is The Roach Organization, Inc. (“TRO”). TRO has two wholly owned subsidiaries, one in Canada, TRO Learning (Canada), Inc., and one in the United Kingdom, TRO Learning (UK) Ltd.

Company History:

      The Company was incorporated in 1989 (in Delaware) when an investor group acquired the principal business of the Training and Education Group of Control Data Corporation. In December 1992, the Company became publicly held and its common stock is traded on the NASDAQ National Market System under the symbol TUTR.

      During 1992, the Company discontinued two businesses, the NASD testing center business and the end user computer training distribution business. In addition, in September 1993, the Company entered into a Certification and Testing Services Agreement with Sylvan Learning Systems (SLS), whereby SLS agreed to assume and perform the Company’s rights and obligations under its Certification and Testing Services contracts.

      In September 1998, the Company sold its Aviation Training business (which marketed computer-based instructional systems to airlines worldwide for use by commercial airline pilots, maintenance crews, and cabin personnel) to focus exclusively on its PLATO brand going forward.

      In January 2000, the Company announced plans to change its name to PLATO to capitalize on the strength of the PLATO brand name. After the appropriate legal review, it is the Company’s intent to present the name change proposal to stockholders for approval at the Annual Meeting of Stock-holders to be held March 30, 2000.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

Forward-Looking Information:

      This Form 10-K, including Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements identified by the use of “believes”, “expects”, “anticipates”, and similar expressions. Such statements are subject to risk and uncertainties that could cause actual results to differ from those contemplated by the forward-looking statement. Such risks and uncertainties include any change in the market acceptance of the Company’s products and services, the risk of failure of the Company’s technology to remain at market standards, the risk of the Company being able to finance its business operations, and other similar business and market risks. Readers are cautioned not to place undue reliance on such forward-looking statements.

Products and Services:

      The Company’s products offer educators and trainers an effective complement, supplement or alternative to instructor-led education. PLATO is a computer-based instructional system designed to enhance the learning process and help adolescent and adult learners reach their fullest potential. PLATO provides interactive, individualized instruction in a broad range of subjects. PLATO courseware has proven effective in a variety of learning settings, including alternative education programs, mandated state accountability test preparation, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation and workplace training programs. Whether used for distance learning, as a complement or supplement to a traditional program, or as an advanced course offering, PLATO courseware motivates and engages a wide range of learners.

      The PLATO Learning System is comprised of PLATO courseware, PLATO Pathways instructional management software, multiple courseware delivery systems, and PLATO Professional Services. A variety of third-party courseware is also incorporated to meet specific learning objectives.

PLATO Courseware and Software:

      The comprehensive PLATO courseware library includes over 2,000 hours of mastery-based instruction in the subject areas of reading, writing and language arts, mathematics, science, social studies, life and job skills, technology, and applied skills for the workplace. The consistent instructional strategy and design, and modular structure of PLATO courseware provides maximum flexibility to design customized programs to meet both individual learner needs and specific program objectives. This modularity has enabled the creation of over 200 pre-aligned packages to various state and federal programs.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

PLATO Courseware and Software, Continued

      PLATO courseware can integrate into an educational program as follows:

•	as a complement to classroom learning, addressing individual learner needs through enrichment and remediation;

•	as a supplement to classroom learning, providing additional instruction and practice; and,

•	as a primary resource, allowing the instructor to focus attention on areas of the curriculum which are difficult for learners or which require ongoing dialog among learners and the instructor.

      The Company regularly updates its PLATO courseware library and develops new products to extend and enhance it. In the spring of 1999, the Company released its 2,000-hour PLATO courseware library as a native 32-bit application under the Windows® operating system. Windows-based PLATO problem-solving courses employ sophisticated interactive simulations, online coaching, and advanced multimedia and graphics to create an exciting learning environment that fosters critical-thinking skills. New courses recently released include Math Problem Solving, The Employment Partnership, Advanced Reading Strategies, Applied Physical Science: Technology Fundamentals, and Vocabulary Builder. New courses scheduled for release in the near future include The Problem Solving Experience (currently in testing and scheduled for release in the spring of 2000), and Reading Strategies — comprising 180 hours of instruction and vocabulary building modules for grades three through nine (currently under development and scheduled for release in phases during 2000).

      In 1998, Math Problem Solving was included in the Children’s Software Review (CSR) “All Star Software” list with a rating of 4.5 out of 5 stars. CSR’s All Star Software List is an ongoing collection of highly recommended software titles that is updated on a bimonthly basis. Also in 1998, Vocabulary Builder was selected as a top five finalist for the 1999 Codie Award for Best New Education Software Program sponsored by the Software Publishers Association. Earning the status of a Codie Award finalist is significant, particularly since Vocabulary Builder was selected from a pool of more than 900 nominations.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

PLATO Courseware and Software, Continued

      The following table summarizes PLATO courseware and software offerings:

PLATO COURSEWARE:

COMMUNICATION	SCIENCE/ TECHNOLOGY
Reading 1 and 2	Science Fundamentals
Reading Strategies	Chemistry 1 and 2
Advanced Reading Strategies	Physics 1 and 2
Reading for Information	Applied Physical Science: Technology
Writing Series	Fundamentals
Writing in the Workplace
Communication	SOCIAL STUDIES
Vocabulary Builder	Social Studies

MATHEMATICS	LIFE SKILLS
Math Fundamentals	Life and Job Skills
Math Fundamentals (Spanish Edition)	Parenting Skills
Math Problem Solving
Data Skills	WORKSKILLS/ SCHOOL-TO-WORK
Pre-Algebra	Quality Fundamentals
Beginning, Intermediate and Advanced Algebra	Reading for Information
Beginning and Intermediate Algebra (Spanish	Communication
Edition)	Writing in the Workplace
Geometry and Measurement 1 and 2	Data Skills
Trigonometry	The Employment Partnership
Calculus 1 and 2	The Problem Solving Experience

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

Products and Services, Continued

PLATO Courseware and Software, Continued

THIRD PARTY COURSEWARE:
Reading Horizons	Business Software Training Series
Mindplay Writing Series	Substances Abuse Series
English Discoveries (ESL)	Blueprint Reading
Toward Algebra	Mastering Geometric Dimensioning and Tolerancing
Ultrakey Keyboarding

PLATO SOFTWARE PRODUCTS:
PLATO Curriculum Manager	PLATO Records Transfer and Consolidation Utility
PLATO Pathways Instructional Management	PCD3 Authoring System
System for Windows	PLATO S.T.A.R.
PLATO Remote Administration	PLATO on the Internet

      PLATO courseware is objective-based and can be aligned to help learners meet specific program, local, state and provincial learning objectives and tests. PLATO courseware can also be aligned to national standardized tests and curriculum standards including:

•	ABLE (Adult Basic Literacy Exam)

•	ACT (American College Test)

•	CAT (California Achievement Test)

•	CAAT (Canadian Adult Achievement Test)

•	CASAS (Comprehensive Adult Student Assessment System)

•	GED (General Education Development) Exam

•	NCTM (National Council of Teachers of Mathematics) Standards

•	SAT (Scholastic Aptitude Test)

•	SCAN’S (Secretary’s Commission on Achieving Necessary Skills) Competencies

•	Standard Achievement Tests

•	TABE (Test of Adult Basic Education)

•	ACT Work Keys™

Instructional Management Software:

      Instructional management is at the core of any learning environment. PLATO Pathways is an easy to use Windows-based software program that seamlessly integrates assessment, instruction and management – giving instructors a versatile educational tool. This instructional management system diagnoses strengths and weaknesses and adaptively prescribes individualized learner menus – ensuring targeted, personalized instruction keyed to program goals. It can incorporate offline, online, and Web-based resources to enrich the learning experience. It also tracks learner progress

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

Products and Services, Continued

Instructional Management Software, Continued

and offers an extensive array of reports which provide administrators, teachers, learners, and parents with highly meaningful information that documents accountability and performance.

Delivery Systems:

      The PLATO Learning System is configured to use computers running Microsoft Windows (95, 98 and NT) or Apple® iMac or G3 with Windows emulation software. PLATO’s multiple delivery systems include:

•	Desktop Launch — with the desktop launch, individual PLATO courses can be delivered directly on a computer workstation without a management system. Individual student sign-on, bookmarking, recordkeeping, and reporting are available.

•	Local Area Networks (LAN) — with a LAN configuration, all courseware, management software, student records, and files are centralized and can be accessed by any learner, at any learning station, using a private PLATO identifier and password. The Company offers LAN configurations utilizing either Microsoft Windows NT or Novell® NetWare.

•	CD-ROM Stand Alone — CD-ROM delivery allows a single computer workstation to deliver PLATO courseware using PLATO Pathways.

•	Internet/Distance Learning — remote learners with Internet or intranet access can review lessons, test for mastery, and progress through lesson sequences just as if they were onsite in the lab or classroom – using PLATO® on the Internet. Records and courseware are kept on an Internet Server and are accessible by learners on demand, from any location, using a private PLATO identifier and password. To enhance speed and reliability, modules are downloaded to the local workstation at the time they are selected, so a continuous connection is not required. Learners can monitor their progress and print a learner progress report. To create a community of learners, PLATO on the Internet also features PLATO Mail to facilitate communication between learners and between learners and instructors.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1. BUSINESS, Continued

Products and Services, Continued

Delivery Systems, Continued

•	E-commerce — teachers, parents, home users, home schoolers, and businesses can purchase single topic PLATO courseware through the Company’s e-commerce Web site at www.plato.com. The site offers 66 titles in reading, mathematics, applied physical science, and vocabulary building. Buyers may elect to either electronically download their courseware or have CD-ROM’s shipped to them. To ensure a robust site, the Company has partnered with Digital River, a leader in Web-based commerce for digital products, to provide a complete package of services including electronic and packaged fulfillment, merchandising and marketing services, Web store hosting, secure online credit transaction processing, and access to over 1,200 online retailers.

Professional Services:

      PLATO Professional Services was created to ensure that clients receive the necessary support services for the success of their PLATO programs and ongoing personal development.

•	Training Services — Customized education and training solutions include implementation planning, professional development workshops, and ongoing training, evaluation and support – provided by the Company’s experienced Education Consultants.

•	Technical Support — On-site installation and specialized technical consulting provided by PLATO Field Engineers and Technicians for clients who do not have the appropriate skills.

•	Software Support — Available via a toll-free telephone number, Internet e-mail, the PLATO Support Web Page, and a PLATO Support CD, clients can access PLATO specialists and software analysts to answer questions or solve problems with their PLATO system. Clients also receive updates and enhancements to their PLATO courseware and software.

Sales and Marketing:

      The Company’s sales and marketing efforts are designed to increase market penetration and reinforce the Company’s reputation for product quality, customer satisfaction, and service. The Company targets potentially large and high growth market niches to which the Company’s existing and future products can be effectively sold. The Company uses a direct sales force in North America and the United Kingdom and has established exclusive distribution agreements with distributors experienced in education product distribution in the countries of Singapore, Malaysia, Puerto Rico, the United Arab Emirates, and South Africa.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

Sales and Marketing, Continued

      The Company promotes increased awareness of the PLATO Learning System, reaches potential clients and reinforces its market image by:

•	attending and making presentations at national, regional and state educational conventions and conferences;

•	sponsoring instructional and teaching seminars;

•	publicity in trade journals and the publication of formal evaluation data, program and application reports;

•	conducting extensive direct mail and telemarketing campaigns to targeted prospects; and

•	distributing news releases to appropriate sources.

      In addition, the Company maintains a comprehensive Web site on the Internet’s World Wide Web (www.plato.com) with news and information about the Company and its products, services, and clients.

      The Company has relationships with many industry associations, such as the American Association of Community Colleges, the National Alliance of Business, the National Association of Black School Administrators, the American Association of School Administrators, the League of Innovation, and the Corrections Education Association.

      In 1999, the Company initiated a business development unit to establish new distribution channels for its PLATO products. Specifically, this unit will focus on the market opportunities created with the launch of the Company’s single topic PLATO courseware products and e-commerce capability.

Business Environment:

      The Company has seen increased acceptance of effective multimedia-based, computer-aided methods of training and education due to, among other reasons, their flexibility, cost-efficiency, and demonstrated effectiveness.

      The Federal E-Rate Program has funneled tremendous amounts of money and focus into the aging communications systems and Internet capability of public schools. This focus, combined with the Y2K pressures to update/replace aging hardware, has produced the most state of the art technology infrastructure that public schools have seen. This technology-rich environment creates an excellent sales opportunity for sophisticated software applications. The Company is poised to leverage this opportunity over the next several years.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

Competition:

      In all of its markets, the Company competes primarily against more traditional methods of education and training, principally live classroom instruction. The Company competes primarily on the basis of the depth and recognized quality of its courseware and its ability to deliver a flexible, timely, cost-effective, and customized solution to a client’s education and training needs. Based on recent competitive situations in which it has participated, the Company believes that product depth, quality, and effectiveness are more important competitive factors than price.

      Within the academic computer-based education market, the Company competes most directly with other learning system providers, including divisions within Pearson PLC and McGraw-Hill McMillan. While these companies are focused primarily on the elementary school market, they compete to some degree with the Company in the secondary and post-secondary school and young adult markets. Although these companies are significantly larger than the Company, PLATO courseware offers a comprehensive curriculum developed specifically for adult and young adult learners. In the post-secondary education and training markets there are many regional and specialized competitors.

Product Development and Customer Support:

      The Company’s product development group develops, enhances, and maintains the PLATO courseware, instructional management software, and delivery system platforms. This group employs a rigorous multi-phased product development methodology and process management system. Based on both classical instructional design concepts and models, as well as systems development management techniques, the Company’s product development methodology has been constructed to specifically address the creation of individualized, learner-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication and other related technologies. The Company’s rigorous instructional design and development methodology assures the instructional effectiveness and content integrity of the resulting product. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all courseware. Moreover, the Company’s innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.

      Central to the courseware development process are four proprietary software tools: (1) PLATO Pathways - the PLATO instructional management system designed for system control, tracking and reporting of student performance, and administration; (2) Micro PLATO Authoring System (MPAS) and (3) PLATO Curriculum Design, Development and Delivery (PCD3) System – tools for enhancement and maintenance of part of the PLATO courseware library; and (4) Win PLATO – a proprietary courseware authoring framework for writing Windows courseware.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

Product Development and Customer Support, Continued

      The Company’s customer support group provides a full range of support services to ensure client satisfaction. Full-time professionals, with general technical expertise and extensive operational knowledge of the Company’s products, provide pre-sale technical consultation and support to the Company’s field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals consult and coordinate with the client, account manager, and installation team regarding site preparation and system installation. They also confirm full client acceptance and monitor client satisfaction and support requirements.

      The Company integrates its products by purchasing component parts from a network of external suppliers under a just-in-time inventory system. The Company has supplier relationships with several hardware and software vendors. Although these relationships are important to the Company, management believes that, in the event that such products or services were to cease to be available, alternative sources could be found on terms acceptable to the Company. The Company does not use raw materials and maintains minimal inventory.

      All manufacturers’ warranties are passed through to the Company’s clients. After the warranty periods are over, the Company offers maintenance contracts through third-party service organizations. The Company contracts with outside vendors, primarily BancTec Services Corp., for hardware installation and maintenance services for its client sites. In addition, the Company distributes a limited amount of third-party courseware and also purchases off-the-shelf software and hardware products from Novell, Microsoft, and other vendors.

Proprietary Rights:

      The Company regards its courseware and software as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, license and distribution agreements, employee and third-party non-disclosure agreements, and other methods to protect its proprietary rights. The Company owns the federal registration of the PLATO trademark. In addition, in 1989 Control Data assigned to the Company federally registered copyrights in the PLATO courseware. The Company has not recorded the assignment of these copyrights because it believes the additional statutory rights resulting from recordation are not necessary for the protection of the Company’s rights therein. The Company has federal copyrights on all PLATO courseware produced since 1989. The Company has not applied for trademark registration at the state level, but has instead relied on its federal registrations and state common law rights to protect its proprietary information. The Company has registered trademarks in the United States and overseas for PLATO. The Company regards these registrations as material to its business. The

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 1.  BUSINESS, Continued

Proprietary Rights, Continued

Company licenses some software from third-party developers and incorporates it into the Company’s courseware offerings.

      Pursuant to a settlement agreement entered into in October 1992, the Company has granted certain limited courseware and software licenses to Drake and Control Data Systems, Inc. (CDSI). The licenses permit Drake and CDSI to market certain earlier versions of PLATO courseware in certain specified situations. The Company believes that the limited licenses granted to Drake and CDSI will have no material adverse impact on its future business.

Backlog:

      The Company’s backlog consists of orders for the delivery of PLATO products and services in future periods. The backlog was approximately $5 million and $6.8 million, at October 31, 1999 and 1998, respectively. At October 31, 1999, approximately $0.4 million of backlog is expected to be delivered subsequent to fiscal year 2000.

Cyclicality:

      The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures, and promotional programs. In addition, some of the Company’s clients experience cyclical variations in funding which can impact the Company’s revenue patterns. The Company’s quarterly revenues can also fluctuate based upon spending patterns, budget cycles, and the fiscal year ends of these clients. The Company historically has experienced higher levels of revenues in its fourth fiscal quarter.

Employees:

      As of December 31, 1999, the Company employed 303 people on a full-time basis, including 138 in sales and marketing, 82 in product development and operations, 56 in support services, and 27 in finance and administration. Within sales and marketing, the Company has 61 account managers responsible for sales of PLATO products and services and for maintaining active relationships with both current and potential clients.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

Item 2.  PROPERTIES

      The Company leases all of its facilities, including its corporate headquarters in Edina, Minnesota, executive office in Hoffman Estates, Illinois, and warehouse space in Bloomington, Minnesota. The Company has sales offices throughout the United States and its subsidiaries maintain offices in Canada and the United Kingdom.

      The Company intends to relocate its corporate headquarters after the current lease expires March 31, 2000, and is currently exploring alternative facilities in Minnesota. With this expected relocation to a more efficient space, the Company intends to consolidate more of its operations and close its executive office in Illinois in the summer of 2000.

      The Company’s leased facilities are adequate to meet its business requirements.

Item 3.  LEGAL PROCEEDINGS

      The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1999.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

EXECUTIVE OFFICERS OF THE REGISTRANT

      The Executive Officers of the Company are as follows:

William R. Roach	Chairman of the Board, President and Chief Executive Officer
John Murray	Executive Vice President and Chief Financial Officer
G. Thomas Ahern	Senior Vice President, PLATO Education Sales and Marketing
Wellesley R. Foshay	Vice President, Instructional Design and Cognitive Learning
David H. LePage	Vice President, PLATO Support Services and Distribution
Mary Jo Murphy	Vice President, Corporate Controller and Chief Accounting Officer
Frank Preese	Vice President, Product Development
Steven R. Schuster	Vice President and Treasurer
John C. Super	Vice President, Strategic Initiatives
Patricia A. Hlavacek	Corporate Secretary

      Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

      William R. Roach, age 59, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding in 1989. Prior to founding the Company, from 1987 to 1988, Mr. Roach was President and Chief Executive Officer of Applied Learning International, Inc. (ALI), a training and education company and successor to Advanced Systems, Inc. (ASI), and a Director and Senior Vice President of ALI’s parent, National Education Corporation (NEC). From 1981 to 1987, Mr. Roach was the Chief Executive Officer of ASI, a New York Stock Exchange listed training and education company which was acquired by NEC in 1987. After leaving ALI in 1988, Mr. Roach led a group of investors in pursuing an acquisition in the field of training and education.

      John Murray, age 44, was promoted to Executive Vice President and Chief Financial Officer in October 1998. From October 1997 until October 1998 he was Senior Vice President, Operations. From April 1996 to October 1997 he was Vice President, Product Development. From November 1994 to March 1996, Mr. Murray was Vice President, Aviation Sales and Operations. From 1991 to 1994 he was Vice President, Eastern Aviation Sales and Operations. Prior to joining the Company in 1989 as Managing Director of the United Kingdom subsidiary, Mr. Murray was Manager of the Training Systems Group for Control Data Limited.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

      (In January 2000, the Company announced the promotion of John Murray to President and Chief Operating Officer, as well as Acting Chief Financial Officer. William R. Roach continues as Chairman of the Board and Chief Executive Officer.)

      G. Thomas Ahern, age 41, was promoted to Senior Vice President, PLATO Education Sales and Marketing in October 1997. From January to October 1997, he was Vice President, PLATO Education Sales, North America. From December 1992 to October 1997 he was Vice President, U.S. Sales, PLATO Education. Previously, he was Regional Vice President, Sales for the Company since its founding in 1989. Prior to joining the Company, Mr. Ahern was National Sales Manager for the Training and Education Group of Control Data Corporation.

      Wellesley R. Foshay, Ph.D., age 52, has served as Vice President, Instructional Design and Cognitive Learning since the Company’s founding in 1989. Prior to joining the Company, Dr. Foshay was Senior Director, Quality Assurance, Standards and Training for ALI.

      David H. LePage, age 53, has served as Vice President, PLATO Support Services and Distribution since 1997. From the Company’s founding in 1989 until 1997, he was Vice President, Systems Development, Client Support and Operations. Prior to joining the Company, Mr. LePage was General Manager, Systems Development and Technical Support for the Training and Education Group of Control Data Corporation.

      Mary Jo Murphy, age 43, joined the Company in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

      Frank Preese, age 52, has served as Vice President, Product Development since November 1997. From 1996 through 1997 he was Assistant Vice President, Curriculum Development and during 1995 was Senior Director of Curriculum Development. Prior to joining the Company in 1994 as Director of Curriculum Development, Mr. Preese was Vice President of Computer Services for Golle & Holmes Corporation, a training consultancy to Fortune 500 companies.

      Steven R. Schuster, age 40, was promoted to Vice President and Treasurer in October 1998. He joined the Company in December 1996 as Vice President and Assistant Treasurer. Mr. Schuster was formerly Vice President for Norwest Bank, a financial services company, and the Assistant Treasurer for St. Jude Medical, Inc.

      John C. Super, age 52, has served as Vice President, Strategic Initiatives since June 1999. Mr. Super was Vice President, Marketing from February 1997 through June 1999. From 1992 through 1996 he was Vice President, Strategic Sales and during 1991 was Vice President Sales, Eastern

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part I, Continued

EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

Region. Prior to joining the Company in 1990 as Workplace Account Manager, Mr. Super served in sales and management capacities with Wicat Systems and Computer Curriculum Corporation.

      Patricia A. Hlavacek, age 53, was appointed Corporate Secretary in October 1998. Since 1993 she has served in various capacities including Assistant Secretary, Stock Option Plan Administrator, and performed the duties of Compliance Officer in matters involving the Securities and Exchange Commission. Prior to joining the Company in September 1989 as Administrative Assistant to the Corporate Counsel, Ms. Hlavacek was employed with ALI.

TRO Learning, Inc.

Form 10-K
Fiscal Year Ended October 31, 1999
Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

      The Company’s common stock is publicly traded on the NASDAQ National Market System under the symbol TUTR.

      The following table presents the high and low closing prices for the Company’s common stock as reported by NASDAQ for each quarter during the years ended October 31, 1999 and 1998:

	Fiscal 1999

	First	Second	Third	Fourth

High	$10.06	$7.38	$7.13	$7.25

Low	7.00	5.63	5.88	5.31

	Fiscal 1998

	First	Second	Third	Fourth

High	$7.50	$11.38	$10.31	$9.50

Low	4.88	6.75	8.00	6.63

Holders:

      There were approximately 407 stockholders of record as of January 7, 2000.

Dividends:

      The Company has not declared or paid dividends on its common stock. The Company’s ability to pay dividends is restricted by its revolving loan agreement (see Note 3 of Notes to Consolidated Financial Statements). While future dividend payments are at the discretion of the Board of Directors, the Company is growth-oriented and there is no present intention to pay a cash dividend on its common stock.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 6.  SELECTED FINANCIAL DATA

	1999	1998	1997	1996	1995

	(In thousands, except per share amounts)

Income Statement data:

Revenues by product line:

PLATO Education	$44,135	$39,385	$33,265	$36,980	$30,613

Aviation Training	—	3,893	3,694	4,425	6,724

Total revenues	44,135	43,278	36,959	41,405	37,337

Gross profit	38,783	38,269	30,484	35,192	29,669

Selling, general and administrative expense	26,464	25,408	36,988	27,537	19,027

Product development and customer support expense	5,471	7,341	8,036	5,307	4,487

Operating income (loss)	6,848	5,520	(14,540)	2,348	6,155

Interest expense	1,651	2,217	1,480	856	300

Income tax (benefit) expense	(10,000)	—	4,061	564	2,157

Net income (loss)	15,031	3,068	(20,217)	982	3,752

Per share of common stock:

Net income (loss) — diluted	2.03	0.47	(3.24)	0.15	0.60

Dividends	—	—	—	—	—

Balance Sheet data:

Total assets	41,188	27,407	29,088	42,327	33,660

Long-term debt	3,050	3,050	3,050	—	—

Total liabilities	17,807	23,738	28,341	21,515	14,158

Convertible redeemable preferred stock	2,006	—	—	—	—

Redeemable common stock	1,799	—	—	—	—

Stockholders’ equity	19,576	3,669	747	20,812	19,502

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

      The Company is a leading developer and marketer of computer-based, interactive, self-paced instructional systems and related services. Offering more than 2,000 hours and 10,000 learning objectives of comprehensive academic and applied skills courseware designed for adolescents and adults, the Company’s PLATO® Learning Systems are marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers. PLATO is delivered via networks, CD-ROM, the Internet and private intranets. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site.

FISCAL 1999 COMPARED TO FISCAL 1998:

      In September 1998, the Company sold its Aviation Training business (which marketed computer-based instructional systems to airlines worldwide for use by commercial airline pilots, maintenance crews and cabin personnel) to focus exclusively on its PLATO brand going forward.

      To provide a more meaningful analysis of the Company’s results of operations for 1999 compared to 1998, the following Aviation Training amounts will be excluded from 1998 results: $3,893,000 revenue; $3,169,000 gross profit; $1,575,000 selling, general and administrative expense; $2,067,000 product development and customer support expense; ($473,000) operating loss; $31,000 other expense; and ($504,000) net loss. The remaining discussion will compare PLATO Education results of operations only.

      The following table presents PLATO Education income statement amounts as a percentage of revenue:

	1999	1998

Revenues	100.0	100.0

Cost of revenues	12.1	10.9

Gross profit	87.9	89.1

Selling, general and administrative expense	60.0	60.5

Product development and customer support expense	12.4	13.4

Total operating expenses	72.4	73.9

Operating income	15.5	15.2

Interest expense	3.7	5.6

Other expense, net	0.4	0.5

Income before income taxes	11.4	9.1

Income tax (benefit) expense	(22.7)	—

Net income	34.1	9.1

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

FISCAL 1999 COMPARED TO FISCAL 1998, Continued

Revenues:

      The following table highlights revenues by product line (in 000’s):

	1999		1998

		% of		% of
		Total		Total

Courseware and professional services	$40,465	91.7	$35,694	90.6

Hardware, third-party courseware and other	3,670	8.3	3,691	9.4

Total revenues	$44,135	100.0	$39,385	100.0

      Courseware and professional services revenue, the driver of the Company’s operations, increased $4,771,000 or 13% as compared to 1998. The Company continues to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues were $44,135,000, an increase of $4,750,000 from 1998.

      The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures and promotional programs. The Company historically has experienced higher levels of revenues in its fourth fiscal quarter.

Gross Profit:

      Gross profit for 1999 increased $3,683,000 or 10% to $38,783,000 as compared to $35,100,000 for 1998. This increase was due to the increase in courseware and professional services revenue. Gross margin was 88% for 1999 as compared to 89% for 1998.

Selling, General, and Administrative Expense:

      Selling, general, and administrative expense for 1999 increased $2,631,000 or 11% to $26,464,000 as compared to $23,833,000 for 1998. The provision for doubtful accounts increased $1,356,000 due to the determination that payment for certain sales contracts would not be received. While sales and marketing expenses increased $976,000, these expenses as a percentage of revenue decreased to 39% in 1999 from 41% in 1998. The remaining increase was due to increased commissions resulting from the growth in revenue. As a percentage of revenue, total selling, general and administrative expense decreased slightly from 61% in 1998 to 60% in 1999.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

FISCAL 1999 COMPARED TO FISCAL 1998, Continued

Product Development and Customer Support:

      Product development and customer support expense for 1999 increased $197,000 or 4% to $5,471,000 as compared to $5,274,000 for 1998. Product development expense increased $103,000, due primarily to increased spending and increased amortization, as compared to 1998. Customer support expense increased $94,000 as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased from 13% in 1998 to 12% in 1999.

Operating Income:

      Operating income for 1999 was $6,848,000 as compared to $5,993,000 for 1998. This improvement in operating results is due principally to the increase in courseware and professional services revenue, offset by the increased sales and marketing and bad debt expenses in 1999. Operating income, as a percentage of revenue, increased slightly from 15% in 1998 to 16% in 1999.

Interest Expense:

      Interest expense decreased to $1,651,000 for 1999 from $2,217,000 for 1998 primarily as a result of the decreased level of bank borrowings at lower interest rates.

Income Taxes:

      Income taxes for 1999 represent a nonrecurring tax benefit of $10 million caused by the reversal of the valuation allowance placed on the Company’s deferred tax asset, related to its net operating loss carryforwards in the United States. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth and other indications that certain concerns that had previously limited management’s expectation about future taxable income no longer were applicable.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

FISCAL 1998 COMPARED TO FISCAL 1997:

Revenues:

      Total revenues of $43,278,000 for 1998 increased by $6,319,000 or 17% as compared to $36,959,000 for 1997. The following table highlights revenues by product line (in 000’s):

	PLATO Education		Aviation Training		Total

	1998	1997	1998	1997	1998	1997

Courseware and professional services	$35,694	$28,083	$3,840	$3,390	$39,534	$31,473

Hardware, third party courseware and other	3,691	5,182	53	304	3,744	5,486

Total revenues	$39,385	$33,265	$3,893	$3,694	$43,278	$36,959

      As summarized in the above table, PLATO Education courseware and professional services revenue of $35,694,000 for 1998 increased by $7,611,000 or 27% as compared to 1997. The growth was achieved primarily by expanding the Company’s current markets for PLATO products.

      Aviation Training revenues of $3,893,000 increased by $199,000 or 5% from the prior year. In September 1998, the Company sold its Aviation Training business and will focus exclusively on its PLATO brand going forward.

      The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures and promotional programs. The Company historically has experienced higher levels of revenues in its fourth fiscal quarter.

Gross Profit:

      Gross profit for 1998 increased by $7,785,000 or 26% to $38,269,000 as compared to $30,484,000 for 1997. This increase was due to the increase in PLATO Education courseware and professional services revenue as well as a higher mix of PLATO courseware revenues. The Company’s gross margin was 88% for 1998 as compared to 82% for 1997.

      PLATO Education gross margin for 1998 was 89% compared to 83% for 1997. Aviation Training gross margin was 81% for both 1998 and 1997.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

FISCAL 1998 COMPARED TO FISCAL 1997, Continued

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

Provision for Income Taxes:

      In line with the Company’s decision to fully reserve its deferred tax asset at the end of 1997, no income tax provision or benefit was recorded in 1998.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

LIQUIDITY AND CAPITAL RESOURCES:

      As of October 31, 1999, the Company’s principal sources of liquidity included cash and cash equivalents of $63,000, net accounts receivable of $19,814,000 and its line of credit. The Company had total installment receivables of $13,762,000 at October 31, 1999, of which $12,784,000 are to be billed within one year and are included in net accounts receivable. Working capital increased to $7,039,000 at October 31, 1999 from a working capital deficit of $(1,621,000) at October 31, 1998.

      Net cash provided by the Company’s operating activities was $3,213,000 in 1999 compared to $4,585,000 in 1998. Cash flows from operations were used principally to fund the Company’s working capital requirements. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide up to a maximum $15 million line of credit through February 26, 2002 (see Note 3 of Notes to Consolidated Financial Statements). At October 31, 1999, borrowings of $4,587,000 were outstanding at an interest rate of 9.25% and the Company’s unused borrowing capacity was $9,507,000.

      The Company’s net cash used in investing activities was $3,563,000 in 1999 and $1,965,000 in 1998 (which included proceeds of $1,414,000 from the sale of the Aviation Training division). Capitalized product development costs were $2,731,000 in 1999 and $2,597,000 in 1998. The Company’s capital expenditures totaled $832,000 in 1999 and $782,000 in 1998. At October 31, 1999, the Company had no material commitments for capital expenditures.

      The Company’s net cash used in financing activities was $54,000 in 1999 which represents repayments of debt offset by the proceeds received from the issuance of convertible redeemable preferred stock (see Note 4 of Notes to Consolidated Financial Statements). Net cash used in financing activities was $2,379,000 in 1998, principally for repayment of debt.

      Income taxes for 1999 represent a nonrecurring tax benefit of $10 million caused by the reversal of the valuation allowance placed on the Company’s deferred tax asset, related to its net operating loss carryforwards in the United States. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth and other indications that certain concerns that had previously limited management’s expectation about future taxable income no longer were applicable. In prior years the primary differences between pretax earnings for financial reporting purposes and taxable income for income tax purposes included revenue recognition, the capitalization of product development costs and various reserves. The Company has total net operating loss carryforwards of approximately $35 million which begin to expire in 2004.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

LIQUIDITY AND CAPITAL RESOURCES, Continued

      From time to time, the Company evaluates making acquisitions of products or businesses that complement the Company’s core business. The Company has no present understandings, commitments, or agreements with respect to any material acquisitions of other businesses, products, or technologies. However, the Company may consider and acquire other complementary businesses, products, or technologies in the future.

      The Company maintains adequate cash reserves and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements.

YEAR 2000:

      The Company began addressing the Year 2000 (“Y2K”) issue in early 1998 and assembled a Y2K evaluation team that was endorsed by, and included members of, senior management. A budget was prepared for Y2K costs and progress reports were presented to senior management on a regular basis. The Y2K evaluation team developed and implemented a comprehensive Y2K readiness plan for the Company’s products and operations. The objectives of the Y2K evaluation team were as follows:

•	Develop a Y2K compliance standard for the Company’s PLATO courseware and software products and determine compliance with that standard;

•	Advise on compliance of third-party courseware, operating system, and hardware products based on representations by vendors of these products;

•	Determine compliance for the Company’s internal systems (including information technology (IT) systems, such as financial and order entry systems, and non-IT systems, such as telephones and other office equipment);

•	Determine the Y2K readiness of key business partners that the Company relies on for normal business operations.

      The Company developed a compliance standard based on common testing methodology. Existing PLATO courseware and software products were reviewed to determine compliance with that standard. The most current compliance and remediation information is maintained on the Company’s Internet Web site. PLATO products currently under development are being designed to be Y2K compliant.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

YEAR 2000, Continued

      The Company also sells various third-party courseware, operating system, and hardware products. Y2K compliance information was received from key vendors of third-party courseware products and this information is also maintained on the Company’s Internet Web site. Web links to key vendors of third-party operating system and hardware products are also provided.

      The Company has taken actions necessary to resolve Y2K issues with its internal IT and non-IT systems, including planned replacements and upgrades. Major computers, applications, and related equipment were reviewed and are either compliant or software upgrades were installed in 1999. The Company’s accounting and data processing system was not Y2K compliant and was upgraded to a version that the vendor has indicated is Y2K compliant.

      The Company relies on key business partners for its normal business operations and has contacted them regarding Y2K readiness. While the Company is confident these partners are prepared for the year 2000, it has no control over their preparations and there is no assurance that they will be successful in addressing all Y2K issues.

      The Company’s Y2K costs incurred to date have not been material.

      While the Company has dedicated existing internal resources toward attaining Y2K readiness, there is no assurance that it will be successful in addressing all Y2K issues. If the Company does not address all Y2K issues, there could be significant adverse effects on its results of operations, liquidity, and financial condition. For example:

•	If the Company’s PLATO products are not Y2K compliant, it could suffer increased costs, lost sales or other negative consequences resulting from customer dissatisfaction, including litigation.

•	If the Company’s internal systems are not Y2K compliant, financial and customer information, orders and product shipments could be delayed and customer support could be interrupted.

•	If the Company’s customers do not achieve Y2K readiness, sales and cash receipts may be delayed.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

YEAR 2000, Continued

•	If the Company’s key business partners and other third parties do not achieve Y2K readiness, its ability to receive supplies, ship products, process cash receipts, and conduct other ongoing business activities may be affected.

      Based on the progress the Company has made to date in addressing Y2K issues, management does not expect significant risks with Y2K compliance at this time. As the Company’s plan was to address its major Y2K issues prior to being affected by them, it did not develop comprehensive Y2K-related contingency plans.

      As of January 7, 2000, the Company has not, nor to its knowledge, have any of the Company’s key business partners, experienced any material Y2K complications. However, there can be no absolute assurance that the Company and the Company’s business partners will not experience some complications resulting from Y2K problems in the future.

      This Y2K discussion is based on the Company’s best estimates using the information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

Item 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

      At October 31, 1999, the fair value of the Company’s debt approximates market. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent change in interest rates. The Company’s long-term debt is held at a fixed rate. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk:

      The Company markets its products worldwide and has operations in Canada and the United Kingdom. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of the Company’s operations are in the United States, risk relating to foreign operations is considered minimal.

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part II, Continued

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and

Board of Directors of
TRO Learning, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TRO Learning, Inc. and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

December 8, 1999

TRO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$63	$466

Accounts receivable, less allowances of $1,005 and $920, respectively	19,814	16,427

Inventories	646	648

Prepaid expenses and other current assets	720	1,121

Total current assets	21,243	18,662

Equipment and leasehold improvements, less accumulated depreciation of $3,700 and $3,204, respectively	1,269	1,073

Product development costs, less accumulated amortization of $7,037 and $4,768, respectively	6,843	6,380

Deferred tax asset	10,357	—

Other assets	1,476	1,292

	$41,188	$27,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Revolving loan	$4,587	$9,321

Accounts payable	1,285	2,895

Accrued employee salaries and benefits	2,677	2,647

Accrued liabilities	1,482	2,130

Deferred revenue	4,173	3,290

Total current liabilities	14,204	20,283

Long-term debt	3,050	3,050

Deferred revenue, less current portion	420	405

Other liabilities	133	—

Total liabilities	17,807	23,738

Convertible redeemable preferred stock, net of unamortized discount and issuance costs	2,006	—

Redeemable common stock, $.01 par value, 490 shares outstanding in 1999	1,799	—

Stockholders’ equity:

Common stock, $.01 par value, 25,000 shares authorized; 6,560 shares issued and 6,438 shares outstanding in 1999; 6,535 shares issued and 6,415 shares outstanding in 1998	64	64

Paid in capital	23,839	22,956

Treasury stock at cost, 122 and 120 shares, respectively	(1,186)	(1,176)

Accumulated deficit	(2,561)	(17,592)

Accumulated other comprehensive loss	(580)	(583)

Total stockholders’ equity	19,576	3,669

	$41,188	$27,407

See Notes to Consolidated Financial Statements

TRO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended October 31,

	1999	1998	1997

Revenues by product line:

PLATO Education	$44,135	$39,385	$33,265

Aviation Training	—	3,893	3,694

Total revenues	44,135	43,278	36,959

Cost of revenues	5,352	5,009	6,475

Gross profit	38,783	38,269	30,484

Operating expenses:

Selling, general and administrative	26,464	25,408	36,988

Product development and customer support	5,471	7,341	8,036

Total operating expenses	31,935	32,749	45,024

Operating income (loss)	6,848	5,520	(14,540)

Interest expense	1,651	2,217	1,480

Interest income and other expense, net	166	235	136

Income (loss) before income taxes	5,031	3,068	(16,156)

Income tax (benefit) expense	(10,000)	—	4,061

Net income (loss)	15,031	3,068	(20,217)

Preferred stock accretion	(670)	—	—

Net income (loss) available to common stockholders	$14,361	$3,068	$(20,217)

Earnings per share:

Basic	$2.18	$0.48	$(3.24)

Diluted	$2.03	$0.47	$(3.24)

Weighted average common shares outstanding:

Basic	6,590	6,409	6,233

Diluted	7,551	6,504	6,233

Comprehensive income (loss):

Net income (loss)	$15,031	$3,068	$(20,217)

Foreign currency translation adjustments	3	(321)	(29)

Total comprehensive income	$15,034	$2,747	$(20,246)

See Notes to Consolidated Financial Statements

TRO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
						Accumulated
						Other	Total
			Paid in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity

Balances, November 1, 1996	6,167	62	21,634	(208)	(443)	(233)	20,812

Net loss	—	—	—	—	(20,217)	—	(20,217)

Foreign currency translation adjustments	—	—	—	—	—	(29)	(29)

Exercise of stock options and shares issued under employee stock purchase plan	259	2	440	—	—	—	442

Repurchase of shares	(21)	—	—	(261)	—	—	(261)

Balances, October 31, 1997	6,405	64	22,074	(469)	(20,660)	(262)	747

Net income	—	—	—	—	3,068	—	3,068

Foreign currency translation adjustments	—	—	—	—	—	(321)	(321)

Exercise of stock options and shares issued under employee stock purchase plan	85	1	882	—	—	—	883

Repurchase of shares	(75)	(1)	—	(707)	—	—	(708)

Balances, October 31, 1998	6,415	64	22,956	(1,176)	(17,592)	(583)	3,669

Net income	—	—	—	—	15,031	—	15,031

Foreign currency translation adjustments	—	—	—	—	—	3	3

Exercise of stock options and shares issued under employee stock purchase plan	39	—	61	—	—	—	61

Stock options issued to non-employee directors	—	—	19	—	—	—	19

Restricted stock	(14)	—	106	—	—	—	106

Warrants issued with preferred stock	—	—	541	—	—	—	541

Beneficial conversion feature associated with preferred stock	—	—	826	—	—	—	826

Preferred stock accretion	—	—	(670)	—	—	—	(670)

Repurchase of shares	(2)	—	—	(10)	—	—	(10)

Balances October 31, 1999	6,438	$64	$23,839	$(1,186)	$(2,561)	$(580)	$19,576

See Notes to Consolidated Financial Statements

TRO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,

	1999	1998	1997

Cash flows from operating activities:

Net income (loss)	$15,031	$3,068	$(20,217)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Deferred income taxes	(10,000)	—	4,061

Depreciation and amortization	2,894	2,928	2,644

Provision for doubtful accounts	2,170	814	7,252

Loss on disposal of Aviation Training division	—	266	—

Loss on disposal of fixed assets	9	2	2

(Increase) decrease in assets:

Accounts receivable	(5,557)	(1,488)	(1,394)

Inventories	2	239	107

Prepaid expenses and other current and noncurrent assets	217	(479)	1,794

Increase (decrease) in liabilities:

Accounts payable	(1,610)	(415)	884

Accrued liabilities, accrued employee salaries and benefits and other liabilities	(841)	(1,828)	210

Deferred revenue	898	1,478	1,035

Total adjustments	(11,818)	1,517	16,595

Net cash provided by (used in) operating activities	3,213	4,585	(3,622)

Cash flows from investing activities:

Capital expenditures	(832)	(782)	(762)

Capitalization of product development costs	(2,731)	(2,597)	(2,251)

Proceeds from disposal of Aviation Training division	—	1,414	—

Net cash used in investing activities	(3,563)	(1,965)	(3,013)

Cash flows from financing activities:

Net proceeds from (repayments of) short-term borrowings	(2,293)	(2,028)	296

Proceeds from issuance of long-term debt	—	—	6,050

Repayment of long-term debt	(2,441)	(559)	—

Net proceeds from issuance of convertible redeemable preferred stock	4,499

Net proceeds from the issuance of common stock	181	208	377

Net cash provided by (used in) financing activities	(54)	(2,379)	6,723

Effect of foreign currency on cash	1	(312)	(26)

Net increase (decrease) in cash and cash equivalents	(403)	(71)	62

Cash and cash equivalents at beginning of year	466	537	475

Cash and cash equivalents at end of year	$63	$466	$537

Cash paid for interest	$1,476	$2,191	$1,379

See Notes to Consolidated Financial Statements

TRO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES:

Nature of Business:

      TRO Learning, Inc. and its subsidiaries (the “Company”) develop and market computer-based, interactive, self-paced instructional systems and related services. Offering more than 2,000 hours and 10,000 learning objectives of comprehensive academic and applied skills courseware designed for adolescents and adults, the Company’s PLATO Learning Systems are marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers. PLATO is delivered via networks, CD-ROM, the Internet, and private intranets. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site.

      The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 1999, 1998 and 1997 relate to the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

Consolidation:

      The accompanying consolidated financial statements include the accounts of TRO Learning, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Concentration of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs evaluations of its customers’ credit worthiness and generally requires no collateral from its customers. Credit risk is minimized as a result of the large number of customers and their geographic dispersion. Although many of the Company’s educational customers are dependent upon various government funding sources, and are subject to non-appropriation of funds, the Company does not believe there is a significant concentration of risk associated with any specific governmental program or funding source.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Cash and Cash Equivalents:

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Any such investments are carried at cost, which approximates fair value.

Inventories:

      Inventories, which consist principally of goods purchased for resale, are stated at the lower of cost (first-in, first-out) or market.

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

Other Assets:

      Other assets include intangible assets and installment receivables with terms greater than one year. The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. There are no such impairments of long-lived assets.

Fair Value of Financial Instruments:

      The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these financial instruments.

      The fair value of the Company’s debt is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES, Continued

Revenue Recognition:

      As required, the Company adopted Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-4, effective the beginning of 1999. SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a material impact on the Company’s financial position or results of operations.

      Revenue from the sale of courseware licenses, computer hardware and related services is recognized upon meeting the following criteria: (i) execution of a written customer order, (ii) delivery of the courseware, hardware and related services, (iii) the license fee is fixed and determinable, and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each deliverable determined on vendor-specific objective evidence. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company’s problem resolution and support “hotline” service for a one-year period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

Product Development, Enhancement, and Maintenance Costs:

      Costs incurred in the development, enhancement and routine maintenance of the Company’s current generation courseware products are expensed as incurred. Costs incurred in establishing the technological feasibility of new courseware products are expensed as incurred. Once technological feasibility has been established, costs incurred in the development of new generation courseware products are capitalized.

      Capitalized costs are amortized using the straight-line method over the estimated useful life of the new courseware products, which is generally three years. Amortization begins when the product is available for general release to customers. Unamortized costs determined to be in excess of the net realizable value of the product, if any, are expensed at the date of such determination.

Income Taxes:

      The Company accounts for income taxes as required using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES, Continued

Income Taxes, Continued

basis of assets and liabilities, and income tax carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

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

Foreign Currency Translation:

      Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of comprehensive income in the consolidated financial statements.

Comprehensive Income:

      In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), as required. SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The Company’s components of comprehensive income are net income and foreign currency translation adjustments. Foreign currency translation adjustments, which prior to adoption were reported separately in stockholders’ equity, are required to be included in other comprehensive income in the consolidated financial statements. The adoption of SFAS 130 does not impact the Company’s net income or total stockholders’ equity.

Stock-Based Compensation:

      As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock options and awards under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The intrinsic value method recognizes compensation expense equal to the excess, if any, of the stock’s fair market value on the grant date over the exercise price. SFAS 123 requires pro forma disclosure of net income and earnings per share as if the fair value method of

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES, Continued

Stock-Based Compensation, Continued

SFAS 123 had been applied. The Black-Scholes stock option pricing model was used to estimate the fair value of options granted for the pro forma disclosure.

New Accounting Standards:

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 in fiscal year 2001 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

      In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal year 2000. The adoption of SOP 98-9 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

2.  ACCOUNTS RECEIVABLE:

      Accounts receivable include net installment receivables of $12,784,000 and $10,496,000 at October 31, 1999 and 1998, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $978,000 and $575,000 at October 31, 1999 and 1998, respectively, and are included in other assets on the consolidated balance sheets.

      The provision for doubtful accounts, included in selling, general and administrative expense on the consolidated statements of income, was $2,170,000, $814,000 and $7,252,000 for 1999, 1998 and 1997, respectively.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  DEBT:

      The components of debt at October 31 were as follows (in thousands):

	1999	1998

Current:

Revolving loan	$4,587	$6,880

15% term loan	—	2,441

Total current debt	$4,587	$9,321

Long-term:

10% subordinated convertible debentures	$3,050	$3,050

Revolving Loan:

      On February 26, 1999, the Company entered into a new revolving loan agreement, with a new lender, that provides for a maximum $15 million line of credit through February 26, 2002. Substantially all of the Company’s assets are pledged as collateral under the agreement.

      Borrowings are limited by the available borrowing base, as defined, consisting of certain accounts receivable and inventory, and bear interest at the prime rate plus 1% or the London Interbank Offered Rate (LIBOR) plus 3%, at the option of the Company pursuant to the agreement. A commitment fee is payable quarterly based on the unused portion of the line of credit. The agreement contains restrictive financial covenants (including Minimum Net Worth, Minimum Earnings Before Interest Taxes Depreciation and Amortization (EBITDA), and Minimum Interest Coverage) and restrictions on additional borrowings, asset sales and dividends, as defined.

      Upon entering the new agreement, the Company terminated its previous revolving loan agreement. All outstanding borrowings and accrued interest were repaid with funds advanced under the new line of credit. In addition, the Company repaid the 15% term loan which was outstanding at October 31, 1998.

      At October 31, 1999, the interest rate on the outstanding revolving loan borrowings was 9.25% and the unused borrowing capacity was approximately $9,507,000.

Long-Term Debt:

      The Company’s long-term debt consists of $3,050,000 of 10% subordinated convertible debentures with interest payable semiannually. At the option of the holder, the debentures are convertible into the Company’s common stock at $9.60 per share. The Company may redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. The debentures have a scheduled maturity in 2004 and are subject to mandatory redemption at 25% of principal annually beginning in 2001.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  DEBT, Continued

Long-Term Debt, Continued

      Scheduled maturities of long-term debt are as follows (in thousands):

2001	$763

2002	763

2003	762

2004	762

$3,050

4.  CONVERTIBLE REDEEMABLE PREFERRED STOCK:

      On January 13, 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) and warrants to purchase 125,000 shares of the Company’s common stock at $9.51 per share for an aggregate purchase price of $5,000,000. Additionally, on July 16, 1999, the Company issued warrants to purchase approximately 63,000 shares of the Company’s common stock at $8.72 per share related to the issuance of the Series C Preferred.

      Each share of the Series C Preferred has a par value of $0.01 and a stated value of $10,000. The Series C Preferred ranks senior to the Company’s common stock, has no voting rights, and is not entitled to any dividends.

      The Series C Preferred, as amended, is convertible into shares of the Company’s common stock, at the option of the holder, up to ten years from the issue date. Conversion is mandatory for all such securities still outstanding on January 13, 2009. The number of common shares to be issued is determined by dividing the stated value of the Series C Preferred being converted by the conversion price.

      The conversion price of the Series C Preferred is equal to the lower of (a) $9.51 per share or (b) the applicable percentage of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days immediately prior to the date of conversion. The applicable percentage decreases over time from 90% to 82%. The minimum conversion price is $4.69 per share. Certain conversion restrictions exist in the event such conversion would result in (a) the holders’ beneficial ownership being more than 4.99% of the Company’s outstanding common stock or (b) the issuance of more than 20% of the Company’s outstanding common stock.

      The Company may redeem the Series C Preferred in cash at any time, provided the average closing price of the Company’s common stock during the defined period prior to such redemption is greater than $15.85 per share. The redemption price is equal to the applicable percentage of the average closing price of the Company’s common stock during the defined period prior to redemption. The applicable percentage is adjusted over time from 125% to 156%.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.  CONVERTIBLE REDEEMABLE PREFERRED STOCK, Continued

      The Series C Preferred, and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, are subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company’s common stock on NASDAQ or a subsequent market. The redemption price is equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company’s common stock prior to redemption, as defined. As these events are outside of the Company’s control and redemption would be in cash, the Series C Preferred, and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, are presented between total liabilities and stockholders’ equity on the consolidated balance sheets, as required by the Securities and Exchange Commission.

      The Company received $5,000,000 of proceeds and paid offering costs of $501,000, resulting in net proceeds of $4,499,000 for the Series C Preferred and warrants. The warrants were assigned a value of $541,000 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

      The conversion terms of the Series C Preferred include a beneficial conversion feature. As of the issue date, the Company allocated approximately $826,000 to the beneficial conversion feature resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred. The beneficial conversion feature is recognized as a deemed dividend to the preferred stockholders over the 631 day period from the issue date to the date of the most beneficial conversion percentage using the greater of the effective interest method or the amount the holder can realize at each reporting date.

      During 1999, approximately 255 shares of the Series C Preferred were converted by the holders into approximately 490,000 shares of the Company’s common stock. The carrying value of the converted Series C Preferred was approximately $1,799,000 and this amount was transferred to redeemable common stock on the consolidated balance sheets.

5.  STOCKHOLDERS’ EQUITY:

Stock Incentive and Stock Option Plans:

      The Company has adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights, and stock awards to directors, officers and key employees, subject to certain conditions, including continued employment. Under these plans, 1,953,540 shares are reserved for granting.

      Stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and accordingly, no compensation expense has been recognized

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  STOCKHOLDERS’ EQUITY, Continued

Stock Incentive and Stock Option Plans, Continued

in the consolidated financial statements. All options become exercisable ratably over three years and expire ten years from the grant date.

      Information regarding stock options is as follows (number of options in thousands):

	1999	1998	1997

Options at beginning of year	1,110	952	1,016

Options granted	294	305	151

Options exercised	(8)	(100)	(148)

Options forfeited	(73)	(47)	(67)

Options outstanding at end of year	1,323	1,110	952

Options exercisable at end of year	814	678	646

Weighted average option prices:

Outstanding at beginning of year	$8.22	$8.53	$7.77

Granted	7.62	7.48	9.85

Exercised	3.88	7.48	2.68

Forfeited	9.44	11.21	12.88

Outstanding at end of year	8.05	8.22	8.53

Exercisable at end of year	8.27	8.10	7.76

      Had compensation expense been recognized based on the fair value of options granted, consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

	1999	1998	1997

Net income (loss):

As reported	$15,031	$3,068	$(20,217)

Pro forma	14,260	1,738	(20,758)

Diluted earnings per share:

As reported	$2.03	$0.47	$(3.24)

Pro forma	1.93	0.27	(3.33)

      The fair value of these options was estimated using the Black-Scholes stock option pricing model with the following weighted average assumptions:

	1999	1998	1997

Expected life	5 years	5 years	5 years

Volatility	67%	69%	73%

Interest rate	4.5%-6.0%	4.7%-5.8%	5.5%-6.7%

Dividend yield	None	None	None

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  STOCKHOLDER’S EQUITY, Continued

Stock Incentive and Stock Option Plans, Continued

      During 1999, 1998 and 1997, the Company acquired approximately 2,000, 75,000 and 21,000 shares, respectively, of its common stock through noncash transactions.

      In 1997, restricted stock awards totaling 101,000 shares of the Company’s common stock were granted to certain key employees for the purchase price of $1.00 per share. These shares vest over a five-year period and they may not be sold or transferred. Compensation expense recorded for these shares was $116,000 in 1999. At October 31, 1999, approximately 64,000 shares were outstanding.

Stock Warrants and Convertible Securities:

      In 1999, the Company issued shares of convertible redeemable preferred stock which are convertible into shares of common stock (see Note 4). Concurrent with this issuance, the Company issued approximately 188,000 warrants to purchase common stock at $8.72 to $9.51 per share. These warrants expire in 2004.

      In 1997, the Company issued subordinated debentures which are convertible into shares of common stock at $9.60 per share (see Note 3). Concurrent with this issuance, the Company issued approximately 51,000 warrants to purchase common stock at $9.60 per share. These warrants expire from 2002 to 2007.

6.  INCOME TAXES:

      The components of income (loss) before income taxes are as follows (in thousands):

	1999	1998	1997

United States	$5,373	$2,335	$(13,432)

Foreign	(342)	733	(2,724)

	$5,031	$3,068	$(16,156)

      The components of income tax (benefit) expense are as follows (in thousands):

	1999	1998	1997

Federal	$(10,012)	$—	$3,397

Foreign	—	—	408

State and local	12	—	256

	$(10,000)	$—	$4,061

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.  INCOME TAXES, Continued

      The income tax (benefit) expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes as follows (in thousands):

	1999	1998	1997

U.S. federal statutory rate at 34%	$1,711	$1,043	$(5,493)

State taxes, net of U.S. federal income tax	12	—	(565)

Non-deductible expenses	90	—	—

Valuation allowance change	(10,200)	—	—

Previously unrecognized benefit from utilizing tax loss carryforwards	(1,711)	(1,043)	—

Other	98	—	10,119

	$(10,000)	$—	$4,061

      The components of the deferred tax asset at October 31 are as follows (in thousands):

	1999		1998

	Temporary		Temporary
	Difference	Tax Effected	Difference	Tax Effected

Current:

Revenue recognition	$(3,619)	$(1,339)	$(3,619)	$(1,339)

Accrued liabilities and reserves	3,194	1,182	3,130	1,158

Total current deferred tax liability	(425)	(157)	(489)	(181)

Long-term:

Net operating loss carryforwards	35,108	11,937	33,497	12,394

Tax credit carryforwards	756	257	—	—

Product development expense recognition	(245)	(91)	—	—

Equipment basis difference	619	229	465	172

Revenue recognition	(1,748)	(647)	(494)	(183)

Other	86	32	38	14

Total long-term deferred tax asset	34,576	11,717	33,506	12,397

	$34,151	11,560	$33,017	$12,216

Less valuation allowance		(1,360)		(12,216)

		$10,200		$—

      At October 31, 1999, the Company had a federal net operating loss carryforward of approximately $31 million and a foreign net operating loss carryforward of approximately $4 million. These net operating loss carryforwards begin to expire in 2004.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.  INCOME TAXES, Continued

      At October 31, 1999, the Company had a net deferred tax asset of approximately $10.2 million. In 1999, the Company reversed approximately $10.2 million of valuation allowance placed on the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable.

7.  EARNINGS PER SHARE:

      The components of the earnings per share calculation are as follows (in thousands, except per share amounts):

	1999	1998	1997

Numerator:

Net income (loss) available to common stockholders	$14,361	$3,068	$(20,217)

Effect of convertible redeemable preferred stock	670	—	—

Effect of convertible debentures	305	—	—

Net income (loss) for diluted earnings per share	$15,336	$3,068	$(20,217)

Denominator:

Weighted average common shares outstanding for basic earnings per share	6,590	6,409	6,233

Potential common shares:

Stock options and warrants	56	95	—

Convertible redeemable preferred stock	587	—	—

Convertible debentures	318	—	—

Weighted average common and potential common shares outstanding for diluted earnings per share	7,551	6,504	6,233

Basic earnings per share	$2.18	$0.48	$(3.24)

Diluted earnings per share	$2.03	$0.47	$(3.24)

      In 1998, the effect of the convertible debentures is antidilutive and the related number of shares and interest expense are excluded from the calculation. Since the Company incurred a net loss in 1997, the effect of all potential common shares is antidilutive and the related amounts are excluded from the calculation.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  COMMITMENTS:

      The Company leases its warehouse, sales and administration facilities. Certain of these leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable leases for the next five years ending October 31 are as follows (in thousands):

2000	$916

2001	$368

2002	$179

2003	$65

2004	$—

      Rent expense was $1,499,000, $1,692,000 and $1,616,000 for 1999, 1998 and 1997, respectively.

9.  SEGMENT AND GEOGRAPHIC INFORMATION:

      In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”), as required. The adoption of SFAS 131 did not have any impact on the Company’s financial results.

      The Company operates in one industry segment, namely education and training.

      Information about the Company’s geographic operations is as follows (in thousands):

	1999	1998	1997

Revenues from unaffiliated customers:

United States	$41,081	$35,401	$30,779

Canada	1,055	1,411	1,644

United Kingdom	1,999	6,466	4,536

	$44,135	$43,278	$36,959

Operating income (loss):

United States	$7,188	$4,755	$(11,856)

Canada	(306)	(51)	(1,444)

United Kingdom	(34)	816	(1,240)

	$6,848	$5,520	$(14,540)

Total assets (at October 31):

United States	$38,703	$24,945	$23,398

Canada	805	1,055	1,026

United Kingdom	1,680	1,407	4,664

	$41,188	$27,407	$29,088

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

(In thousands, except per share amounts)

	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Total

1999:

Revenues	$5,661	$9,545	$12,624	$16,305	$44,135

Gross profit	4,700	8,143	11,031	14,909	38,783

Net income (loss)	(2,846)	(54)	2,523	15,408	15,031

Earnings per share:

Basic	(0.44)	(0.11)	0.38	2.23	2.18

Diluted	(0.44)	(0.11)	0.34	1.99	2.03

1998:

Revenues by product line:

PLATO Education	$6,043	$8,391	$10,601	$14,350	$39,385

Aviation Training	1,160	1,222	1,464	47	3,893

Total revenues	7,203	9,613	12,065	14,397	43,278

Gross profit	5,613	8,266	10,650	13,740	38,269

Net income (loss)	(2,901)	(516)	1,586	4,899	3,068

Earnings per share:

Basic	(0.45)	(0.08)	0.25	0.76	0.48

Diluted	(0.45)	(0.08)	0.23	0.73	0.47

      The Company has restated its 1999 quarterly financial statements to account for the beneficial conversion feature associated with the convertible redeemable preferred stock issued in January 1999 (see Note 4). As a result, basic and diluted earnings per share for the quarter ended April 30, 1999, previously reported in the Company’s Form 10-Q as ($0.01), was restated to ($0.11). There was no change to the remaining quarterly amounts shown above.

Report of Independent Accountants on Consolidated
Financial Statement Schedule

To the Stockholders and Board of Directors

of TRO Learning, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 8, 1999 appearing on page 30 of this Form 10-K of TRO Learning, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 8(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

December 8, 1999

TRO Learning, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended October 31, 1997, 1998 and 1999
(in thousands)

		Additions

			Charged to
	Balance at	Charged to	other
	beginning	costs and	accounts	Deductions		Balance at
Description	of period	expenses	(describe)	(describe)		end of period

Deducted in the balance sheets from the assets to which they apply:

Allowance for doubtful accounts and returns:

For the year ended October 31, 1997	510	7,252	—	(742	)(a)	7,020

For the year ended October 31, 1998	7,020	814	367 (b)	(7,281	)(a)	920

For the year ended October 31, 1999	920	2,170	647 (b)	(2,732	)(a)	1,005

Allowance for inventory obsolescence:

For the year ended October 31, 1997	456	—	—	(140	)(a)	316

For the year ended October 31, 1998	316	—	—	(41	)(a)	275

For the year ended October 31, 1999	275	39	39	(201	)(a)	152

(a)	Amounts written off, net of recoveries.

(b)	Amounts charged to revenues and other reclassifications.

TRO Learning, Inc.

Form 10-K
Fiscal Year Ended October 31, 1999
Part II

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See the information with respect to the Directors of the Registrant which is set forth in the section entitled “Election of Directors” in the Company’s 2000 Proxy Statement, which is incorporated herein by reference.

      See the information with respect to the Executive Officers of the Registrant, which is set forth in the section entitled, “Executive Officers of the Registrant” in Part I of this Report.

      See the information set forth in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s 2000 Proxy Statement, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

      See the information set forth in the sections entitled “Director Compensation” and “Executive Compensation” in the Company’s 2000 Proxy Statement, which is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2000 Proxy Statement, which is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the information set forth in the section entitled “Certain Relationships and Transactions” in the Company’s 2000 Proxy Statement, which is incorporated herein by reference.

TRO Learning, Inc.

Form 10-K
Fiscal Year Ended October 31, 1999
Part IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Documents filed as a part of this report:

      1.  Financial Statements — see index on page 29.

      2.  Financial Statement Schedule — see index on page 29.

      (b)  Reports on Form 8-K:

      No Reports on Form 8-K were filed for the quarter ended October 31, 1999.

      (c)  Exhibits:

      The following documents are filed herewith or incorporated herein by reference and made a part of this Form 10-K.

Exhibit
Number	Description of Document

3.01	Certificate of Incorporation of the Company (1)
3.02	Certificate of Designations for Series C Convertible Preferred Stock (8)
3.03	Bylaws of the Company (1)
4.01	Form of stock certificate of the Company (1)
10.01	Secured Credit Agreement, dated February 26, 1999, among First Source Financial LLP, as lender, The Roach Organization, Inc. and TRO Learning (Canada), Inc., as borrowers (9)
10.02	Security Agreement, dated February 26, 1999, among The Roach Organization, Inc., TRO Learning (Canada), Inc. and First Source Financial LLP (9)
10.03	First Amendment to Secured Credit Agreement among First Source Financial LLP, as lender, The Roach Organization, Inc. and TRO Learning (Canada), Inc., as borrower, dated March 24, 1999 (10)
10.04	1993 Outside Director Stock Option Plan† (3)
10.05	Second Amendment to Secured Credit Agreement among First Source Financial LLP, as lender, The Roach Organization, Inc. and TRO Learning (Canada), Inc., as borrower, dated May 27, 1999 (10)
10.08	Lease for Edina, Minnesota office (4)
10.14	1993 Stock Option Plan† (2)
10.15	Severance and Non Competition Agreement with William R. Roach † (3)
10.18	Form of Series 1997 10% Subordinated Convertible Debentures due March 27, 2004 (7)
10.19	Form of Common Stock Warrants dated March 27, 1997 (7)
10.21	1997 Stock Incentive Plan† (5)
10.22	1997 Non-Employee Directors Stock Option Plan† (6)
10.23	Preferred Stock Purchase Agreement (8)
10.24	Form of 1999 Warrants (8)
10.25	Registration Rights Agreement (8)

TRO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 1999
Part IV, Continued

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

10.26	Form of Series C Convertible Preferred Stock (8)
10.27	First Amendment to Subordinated Convertible Debentures due March 27, 2004 (8)
10.28	Certificate of Amendment to Certificate of Designations for Series C Convertible Preferred Stock, dated March 5, 1999 (9)
21.01	Subsidiaries of the Registrant (1)
23.01	Consent of Independent Accountants
24.01	Powers of Attorney
27.00	Financial Data Schedule

(1)	Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-54296).

(2)	Incorporated by reference to Exhibit A to the Company’s 1994 Proxy Statement (File Number 0-20842).

(3)	Incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).

(4)	Incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1995 (File Number 0-20842).

(5)	Incorporated by reference to Appendix A to the Company’s 1997 Proxy Statement (File Number 0-20842).

(6)	Incorporated by reference to Appendix B to the Company’s 1997 Proxy Statement (File Number 0-20842).

(7)	Incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).

(8)	Incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

(9)	Incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842).

(10)	Incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 1999 (File Number 0-20842).

† Management contract or compensatory plan, contract or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2000.

TRO LEARNING, INC.

By	/s/ WILLIAM R. ROACH

William R. Roach
Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 26, 2000.

	Signature:	Title:
	/s/ WILLIAM R. ROACH William R. Roach	Chairman of the Board and Chief Executive Officer (principal executive officer)

	/s/ JOHN MURRAY John Murray	President, Chief Operating Officer and Acting Chief Financial Officer (principal financial officer)

	/s/ MARY JO MURPHY Mary Jo Murphy	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

	* Jack R. Borsting	Director

	* Tony J. Christianson	Director

	* John L. Krakauer	Director

	* Vernon B. Lewis	Director

	* John Patience	Director

*By	/s/ MARY JO MURPHY Mary Jo Murphy	Attorney-in Fact