Form 10-Q/A
period 1999-01-31
TRO LEARNING INC
filed 2000-03-13
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                               AMENDMENT NUMBER 1

     (Mark One)
           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999
                                                ----------------

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                --------    --------

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
                                    Yes X   No
                                       ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                    6,415,340 shares
----------------------------                                    ----------------
Class                                            Outstanding as of March 1, 1999

                        (This document contains 12 pages)

                       TRO LEARNING, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A


                              REASON FOR AMENDMENT

The Registrant hereby amends Part I. Item 1. of its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999. The Registrant has restated its consolidated financial statements for the quarters ended January 31, 1999, April 30, 1999, and July 31, 1999 to (i) account for the beneficial conversion feature associated with the Series C Convertible Redeemable Preferred Stock ("Series C Preferred") issued in January 1999, (ii) remove the accretion to the stated value of the Series C Preferred previously charged to accumulated deficit given that the mandatory redemption rights are contingent rights, and
(iii) present the outstanding common stock obtained upon conversion, which is also subject to the mandatory redemption features of the Series C Preferred, outside of stockholders' equity. See Notes 4 and 8 of Notes to Consolidated Financial Statements.


                                      INDEX


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited):

                  Consolidated Statements of Income for the
                  Three Months Ended January 31, 1999 and 1998.................................................3

                  Consolidated Balance Sheets as of
                  January 31, 1999 (Restated) and October 31, 1998.............................................4

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended January 31, 1999 and 1998.................................................5

                  Notes to Consolidated Financial Statements (Restated)........................................6

SIGNATURES....................................................................................................12


                          PART I. FINANCIAL INFORMATION

                       TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   THREE MONTHS ENDED
                                                                                       JANUARY 31,
                                                                         ----------------------------------------
                                                                               1999                  1998
                                                                         ------------------    ------------------

Revenues by product line:
     PLATO(R)Education.............................................          $    5,661           $     6,043
     Aviation Training.............................................                 ---                 1,160
                                                                         ------------------    ------------------
         Total revenues............................................               5,661                 7,203
Cost of revenues  .................................................                 961                 1,590
                                                                         ------------------    ------------------
         Gross profit..............................................               4,700                 5,613
                                                                         ------------------    ------------------
Operating expenses:
     Selling, general and administrative...........................               5,546                 5,942
     Product development and customer support......................               1,336                 2,022
                                                                         ------------------    ------------------
         Total operating expenses..................................               6,882                 7,964
                                                                         ------------------    ------------------
              Operating loss.......................................              (2,182)               (2,351)
Interest expense  .................................................                 615                   464
Interest income and other expense, net.............................                  49                    86
                                                                         ------------------    ------------------
Loss before income taxes...........................................              (2,846)               (2,901)
Credit for income taxes............................................                 ---                   ---
                                                                         ------------------    ------------------
         Net loss .................................................         $    (2,846)          $    (2,901)
                                                                         ==================    ==================

Earnings per share:
     Basic and diluted.............................................         $     (0.44)          $     (0.45)
                                                                         ==================    ==================

Weighted average common shares outstanding:
     Basic and diluted.............................................               6,415                 6,400
                                                                         ==================    ==================

                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                                JANUARY 31,      OCTOBER 31,
                                                                                   1999              1998
                                                                               ------------      ------------
                                                                                (RESTATED)
                                     ASSETS

Current assets:
     Cash and cash equivalents..........................................         $     399        $     466
     Accounts receivable, less allowances of $ 979 and
          $920, respectively............................................            13,205           16,427
     Inventories........................................................               656              648
     Prepaid expenses and other current assets..........................               901            1,121
                                                                               --------------   ---------------
         Total current assets...........................................            15,161           18,662
Equipment and leasehold improvements, less accumulated
     depreciation of $3,355 and $3,204, respectively....................             1,194            1,073
Product development costs, less accumulated amortization of
     $5,305 and $4,768, respectively....................................             6,553            6,380
Other assets............................................................             1,056            1,292
                                                                               --------------   ---------------
                                                                                 $  23,964        $  27,407
                                                                               ==============   ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable...................................................         $   1,583        $   2,895
     Accrued employee salaries and benefits.............................             1,642            2,647
     Accrued liabilities................................................             1,595            2,130
     Revolving loan.....................................................             7,438            9,321
     Deferred revenue...................................................             2,721            3,290
                                                                               --------------   ---------------
         Total current liabilities......................................            14,979           20,283
Long-term debt..........................................................             3,050            3,050
Deferred revenue, less current portion..................................               470              405
                                                                               --------------   ---------------
         Total liabilities..............................................            18,499           23,738
                                                                               --------------   ---------------

Convertible redeemable preferred stock, net of unamortized discounts and issuance costs; $10,000 stated value per share; 540 shares authorized, issued and outstanding; involuntary liquidation value
     of $6,210 at January 31, 1999 (restated)...........................             3,358              ---

Stockholders' equity:
     Common stock, $.01 par value, 25,000,000 shares authorized;
         6,535,000 shares issued and 6,415,000 shares outstanding.......                64               64
     Paid-in capital (restated).........................................            24,196           22,956
     Treasury stock at cost, 120,000 shares.............................            (1,176)          (1,176)
     Accumulated deficit................................................           (20,438)         (17,592)
     Accumulated other comprehensive income.............................              (539)            (583)
                                                                               --------------   ---------------
         Total stockholders' equity.....................................             2,107            3,669
                                                                               --------------   ---------------
                                                                                 $  23,964        $  27,407
                                                                               ==============   ===============

            See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                                            THREE MONTHS ENDED
                                                                                                JANUARY 31,
                                                                                     ----------------------------------
                                                                                          1999                1998
                                                                                     ---------------   ----------------
Cash flows from operating activities:
     Net loss................................................................          $   (2,846)       $   (2,901)
                                                                                     ---------------   ----------------
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization.......................................                 681               661
         Provision for doubtful accounts.....................................                 312                75
         Loss on disposal of fixed assets....................................                   2               ---
         Changes in assets and liabilities:
              Decrease in accounts receivable................................               2,911             1,361
              Increase in inventories........................................                  (8)              (50)
              Decrease in prepaid expenses and other current and
                  noncurrent assets..........................................                 456               169
              Increase (decrease) in accounts payable........................              (1,312)            1,478
              Decrease in accrued liabilities and accrued employee salaries
                  and benefits...............................................              (1,540)           (1,170)
              Decrease in deferred revenue...................................                (504)              (15)
                                                                                     ---------------   ----------------
                  Total adjustments..........................................                 998             2,509
                                                                                     ---------------   ----------------
                      Net cash used in operating activities..................              (1,848)             (392)
                                                                                     ---------------   ----------------
Cash flows from investing activities:
     Capital expenditures....................................................                (277)             (123)
     Capitalization of product development costs.............................                (709)             (742)
                                                                                     ---------------   ----------------
         Net cash used in investing activities...............................                (986)             (865)
                                                                                     ---------------   ----------------
Cash flows from financing activities:
     Net proceeds from short-term borrowings.................................                 558               641
     Book overdraft..........................................................                 ---               211
     Repayment of long-term debt.............................................              (2,441)             (100)
     Net proceeds from issuance of convertible preferred stock...............               4,578               ---
     Net proceeds from issuance of common stock..............................                  20                38
                                                                                     ---------------   ----------------
         Net cash provided by financing activities...........................               2,715               790
                                                                                     ---------------   ----------------

Effect of foreign currency on cash...........................................                  52               (70)
                                                                                     ---------------   ----------------
Net decrease in cash and cash equivalents....................................                 (67)             (537)
Cash and cash equivalents at beginning of period.............................                 466               537
                                                                                     ---------------   ----------------
Cash and cash equivalents at end of period...................................          $      399        $      ---
                                                                                     ===============   ================
Cash paid for interest expense...............................................          $      447        $      674
                                                                                     ===============   ================

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

Revenue Recognition:

Revenue from the sale of education and training courseware licenses, computer hardware, and related support services, is recognized when courseware, hardware, and related services are delivered. Post contract support is recognized ratably over the contract period. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

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

4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK (RESTATED):

On January 13, 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") and warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share for an aggregate purchase price of $5 million. The Company received proceeds of $5,000,000 and paid offering costs of $422,000, resulting in net proceeds of $4,578,000 for the Series C Preferred and warrants. The warrants were assigned a value of $394,000 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

Each share of the Series C Preferred has a par value of $0.01 and a stated value of $10,000. The Series C Preferred ranks senior to the Company's common stock, has no voting rights, and is not entitled to any dividends.

The Series C Preferred, as amended, is convertible after 90 days into shares of the Company's common stock, at the option of the holder, and may be converted up to ten years from the issue date. Conversion is mandatory for all such securities still outstanding on January 13, 2009. The number of common shares to be issued is determined by dividing the stated value of the Series C Preferred being converted by the conversion price.

The conversion price of the Series C Preferred is equal to the lower of (a) $9.51 per share or (b) the applicable percentage of the average of the three lowest closing prices of the Company's common stock during the 30 trading days immediately prior to the date of conversion. The applicable percentage decreases over time from 90% (after 90 days) to 82% (after 631 days from issuance). The minimum conversion price is $4.69 per share, subject to adjustment based on the Company's financial performance. If fiscal year 1999 pretax income does not meet established thresholds, the minimum conversion price will be adjusted to as low as $3.17 per share. Certain conversion restrictions exist in the event such conversion would result in (a) the holders' beneficial ownership being more than 4.99% of the Company's outstanding common stock or (b) the issuance of more than 20% of the Company's outstanding common stock.

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK (RESTATED), CONTINUED:

The conversion terms of the Series C Preferred include a beneficial conversion feature at the issue date. The most beneficial conversion price was determined to be 82% of the average of the three lowest closing prices of the Company's common stock during the 30 trading days prior to the issue date. As of the issue date, the Company allocated approximately $826,000 to the beneficial conversion feature resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred. The beneficial conversion feature is being recognized as a deemed dividend to the preferred stockholders over the 631 day period from the issue date to the date of the most beneficial conversion percentage using the greater of the effective interest method or the amount the holder can realize at each reporting date.

The Company may redeem the Series C Preferred in cash at any time, provided the average closing price of the Company's common stock during the defined period prior to such redemption is greater than $15.85 per share. The redemption price is equal to the applicable percentage of the average closing price of the Company's common stock during the defined period prior to redemption. The applicable percentage is adjusted over time from 125% to 156%.

The Series C Preferred, and shares of the Company's common stock obtained through conversions of the Series C Preferred and currently held by the holder, are subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company's common stock on NASDAQ or another market. The redemption price is equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company's common stock prior to redemption, as defined. As these events are outside of the Company's control and redemption would be in cash, the Series C Preferred, and shares of the Company's common stock obtained through conversions of the Series C Preferred and currently held by the holder, are presented between total liabilities and stockholders' equity on the consolidated balance sheets, as required by the Securities and Exchange Commission. As of January 31, 1999, there had been no conversions of the Series C Preferred given the 90 day holding period requirement.

The initial fair value of the Series C Preferred was $3,358,000 at the issue date (proceeds of $5,000,000 reduced by offering costs of $422,000, warrant valuation of $394,000, and the beneficial conversion feature of $826,000) and is presented outside of stockholders' equity given its mandatory redemption terms. The carrying value of the Series C Preferred will be increased for amortization of the beneficial conversion feature as discussed above. There was no amortization for the three months ended January 31, 1999.

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

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       COMPREHENSIVE INCOME (LOSS):

Total comprehensive loss was as follows (in thousands):



                                                                        THREE MONTHS ENDED
                                                                 ---------------------------------
                                                                   JANUARY 31,      JANUARY 31,
                                                                      1999             1998
                                                                 ---------------- ----------------

          Net loss..........................................       $    (2,846)     $    (2,901)
          Foreign currency translation adjustments..........                44              (87)
                                                                 ---------------- ----------------
                 Total comprehensive loss...................       $    (2,802)     $    (2,988)
                                                                 ================ ================

Accumulated other comprehensive income is included as a separate component of stockholders' equity on the consolidated balance sheets.

7.       EARNINGS PER SHARE:

Since the Company incurred a net loss for all periods presented, potential common shares are antidilutive and excluded from the calculation of diluted earnings per share.

8.       QUARTERLY RESTATEMENTS:

The Company has restated its consolidated financial statements for the quarters ended January 31,1999, April 30, 1999, and July 31, 1999 to (i) account for the beneficial conversion feature associated with the Series C Preferred (see Note
4), (ii) remove the accretion to the stated value of the Series C Preferred previously charged to accumulated deficit given that the mandatory redemption rights are contingent rights, and (iii) present the outstanding common stock obtained upon conversion, which is also subject to the mandatory redemption features of the Series C Preferred, outside of stockholders' equity.

The effect of the restatements on the consolidated balance sheet at January 31, 1999 was as follows (in thousands):






                                                                    CONVERTIBLE
                                                                    REDEEMABLE
                                                                      PREFERRED    PAID IN
                                                                        STOCK      CAPITAL
                                                                     ----------    -------

     Balance, previously reported ........................             $ 4,184    $23,370
     Adjustment-beneficial conversion feature ...........                 (826)       826
                                                                       -------    -------
     Balance, restated ..................................              $ 3,358    $24,196
                                                                       =======    =======


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2000.


                                       TRO LEARNING, INC.


                                By     /s/William R. Roach
                                       --------------------------------
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (principal executive officer)



                                       /s/John Murray
                                       --------------------------------
                                       President, Chief Operating Officer and
                                       Acting Chief Financial Officer
                                       (principal financial officer)



                                       /s/Mary Jo Murphy
                                       --------------------------------
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer
                                       (principal accounting officer)