Form 10-Q/A
period 1999-04-30
TRO LEARNING INC
filed 2000-03-13
CIK 893965

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

                        (This document contains 13 pages)

                       TRO LEARNING, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A


                              REASON FOR AMENDMENT

The Registrant hereby amends Part I. Item 1. of its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999. The Registrant has restated its consolidated financial statements for the quarters ended January 31, 1999, April 30, 1999, and July 31, 1999 to (i) account for the beneficial conversion feature associated with the Series C Convertible Redeemable Preferred Stock ("Series C Preferred") issued in January 1999, (ii) remove the accretion to the stated value of the Series C Preferred previously charged to accumulated deficit given that the mandatory redemption rights are contingent rights, and (iii) present the outstanding common stock obtained upon conversion, which is also subject to the mandatory redemption features of the Series C Preferred, outside of stockholders' equity. See Notes 4 and 8 of Notes to Consolidated Financial Statements.


                                      INDEX
                                      -----

                                                                                     Page
                                                                                   Number
                                                                                   ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income for the
         Three and Six Months Ended April 30, 1999 (Restated) and 1998................3

         Consolidated Balance Sheets as of
         April 30, 1999 (Restated) and October 31, 1998...............................4

         Consolidated Statements of Cash Flows for the
         Six Months Ended April 30, 1999 and 1998.....................................5

         Notes to Consolidated Financial Statements (Restated)........................6

SIGNATURES...........................................................................13

                          PART I. FINANCIAL INFORMATION

                       TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         APRIL 30,                APRIL 30,
                                                                    --------------------    --------------------
                                                                      1999        1998        1999        1998
                                                                    --------    --------    --------    --------
                                                                    (RESTATED)             (RESTATED)
Revenues by product line:
   PLATO(R)Education..............................................  $  9,545    $  8,391    $ 15,206    $ 14,434
   Aviation Training..............................................        --       1,222          --       2,382
                                                                    --------    --------    --------    --------
     Total revenues...............................................     9,545       9,613      15,206      16,816
Cost of revenues .................................................     1,402       1,347       2,363       2,937
                                                                    --------    --------    --------    --------
     Gross profit ................................................     8,143       8,266      12,843      13,879
                                                                    --------    --------    --------    --------
Operating expenses:
   Selling, general and administrative............................     6,297       6,418      11,843      12,360
   Product development and customer support.......................     1,384       1,812       2,720       3,834
                                                                    --------    --------    --------    --------
     Total operating expenses ....................................     7,681       8,230      14,563      16,194
                                                                    --------    --------    --------    --------
       Operating income (loss)....................................       462          36      (1,720)     (2,315)
Interest expense..................................................       474         490       1,089         954
Interest income and other expense, net............................        42          62          91         148
                                                                    --------    --------    --------    --------
       Loss before income taxes...................................       (54)       (516)     (2,900)     (3,417)
Credit for income taxes...........................................        --          --          --          --
                                                                    --------    --------    --------    --------
       Net loss...................................................       (54)       (516)     (2,900)     (3,417)
         Preferred stock accretion (restated).....................      (670)         --        (670)         --
                                                                    --------    --------    --------    --------
       Net loss available to common
         stockholders (restated)..................................  $   (724)   $   (516)   $ (3,570)   $ (3,417)
                                                                    ========    ========    ========    ========

Basic and diluted earnings per share (restated)...................  $  (0.11)   $  (0.08)   $  (0.56)   $  (0.53)
                                                                    ========    ========    ========    ========


Weighted average common shares outstanding:                            6,439       6,404       6,427       6,402
                                                                    ========    ========    ========    ========


                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      APRIL 30,         OCTOBER 31,
                                                                                        1999                1998
                                                                                    --------------     ---------------
                                                                                     (RESTATED)
                                    ASSETS
Current assets:
   Cash and cash equivalents...............................................           $       154        $       466
   Accounts receivable, less allowances of $976 and
     $920, respectively....................................................                15,142             16,427
   Inventories.............................................................                   696                648
   Prepaid expenses and other current assets...............................                   826              1,121
                                                                                    --------------     ---------------
     Total current assets..................................................                16,818             18,662
Equipment and leasehold improvements, less accumulated
   depreciation of $3,518 and $3,204, respectively.........................                 1,151              1,073
Product development costs, less accumulated amortization of $5,941
   and $4,768, respectively................................................                 6,593              6,380
Other assets...............................................................                 1,317              1,292
                                                                                    --------------     ---------------
                                                                                      $    25,879        $    27,407
                                                                                    ==============     ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................................           $     2,099        $     2,895
   Accrued employee salaries and benefits..................................                 1,915              2,647
   Accrued liabilities.....................................................                 1,564              2,130
   Revolving loan..........................................................                 8,363              9,321
   Deferred revenue........................................................                 2,695              3,290
                                                                                    --------------     ---------------
     Total current liabilities.............................................                16,636             20,283
Long-term debt.............................................................                 3,050              3,050
Deferred revenue, less current portion.....................................                   804                405
                                                                                    --------------     ---------------
     Total liabilities.....................................................                20,490             23,738
                                                                                    --------------     ---------------

Convertible redeemable preferred stock, net of unamortized discounts and issuance costs; $10,000 stated value per share; 540 shares authorized, issued and outstanding; involuntary liquidation value
   of $6,210 at April 30, 1999 (restated)...............................                    3,978                ---

Stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares authorized; 6,562,000 shares issued and 6,440,000 shares outstanding at
     April 30, 1999; 6,535,000 shares issued and 6,415,000 shares
     outstanding at October 31, 1998.......................................                    64                 64
   Paid in capital (restated)..............................................                23,575             22,956
   Treasury stock at cost, 122,000 and 120,000 shares, respectively........                (1,186)            (1,176)
   Accumulated deficit (restated)..........................................               (20,492)           (17,592)
   Accumulated other comprehensive loss....................................                  (550)              (583)
                                                                                    --------------     ---------------
     Total stockholders' equity............................................                 1,411              3,669
                                                                                    --------------     ---------------
                                                                                     $     25,879        $    27,407
                                                                                    ==============     ===============

                 See Notes to Consolidated Financial Statements

                      TRO LEARNING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                        ------------------------------
                                                                                           1999              1998
                                                                                        ------------     -------------
Cash flows from operating activities:
   Net loss                                                                             $  (2,900)       $  (3,417)
                                                                                        ------------     -------------
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization..............................................            1,465            1,402
     Provision for doubtful accounts............................................              562              375
     Disposal of fixed assets...................................................                2              ---
     (Increase) decrease in assets:
       Accounts receivable......................................................              723            3,089
       Inventories..............................................................              (48)             (60)
       Prepaid expenses and other current and noncurrent assets.................              270             (282)
     Increase (decrease) in liabilities:
       Accounts payable.........................................................             (796)             596
       Accrued liabilities, accrued employee salaries and
         benefits and other liabilities.........................................           (1,298)            (836)
       Deferred revenue.........................................................             (196)            (106)
                                                                                        ------------     -------------
         Total adjustments......................................................              684            4,178
                                                                                        ------------     -------------
           Net cash provided by (used in) operating activities..................           (2,216)             761
                                                                                        ------------     -------------
Cash flows from investing activities:
   Capital expenditures.........................................................             (376)            (254)
   Capitalization of product development costs..................................           (1,386)          (1,409)
                                                                                        ------------     -------------
       Net cash used in investing activities....................................           (1,762)          (1,663)
                                                                                        ------------     -------------
Cash flows from financing activities:
   Net proceeds from short-term borrowings......................................            1,482              944
   Repayment of long-term debt..................................................           (2,441)            (250)
   Net proceeds from issuance of convertible redeemable preferred stock.........            4,529              ---
   Net proceeds from issuance of common stock...................................               61              103
                                                                                        ------------     -------------
     Net cash provided by financing activities..................................            3,631              797
                                                                                        ------------     -------------
Effect of foreign currency on cash..............................................               35              (27)
                                                                                        ------------     -------------
Net decrease in cash and cash equivalents.......................................             (312)            (132)
Cash and cash equivalents at beginning of period................................              466              537
                                                                                        ------------     -------------
Cash and cash equivalents at end of period......................................        $     154        $     405
                                                                                        ============     =============
Cash paid for interest expense..................................................        $     856        $   1,018
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

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK (RESTATED):

On January 13, 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") and warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share for an aggregate purchase price of $5 million. The Company received proceeds of $5,000,000 and paid offering costs of $471,000, resulting in net proceeds of $4,529,000 for the Series C Preferred and warrants. The warrants were assigned a value of $394,000 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

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

The Company may redeem the Series C Preferred in cash at any time, provided the average closing price of the Company's common stock during the defined period prior to such redemption is greater than $15.85 per share. The redemption price is equal to the applicable

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK (RESTATED), CONTINUED

percentage of the average closing price of the Company's common stock during the defined period prior to redemption. The applicable percentage is adjusted over time from 125% to 156%.

The Series C Preferred, and shares of the Company's common stock obtained through conversions of the Series C Preferred and currently held by the holder, are subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company's common stock on NASDAQ or another market. The redemption price is equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company's common stock prior to redemption, as defined. As these events are outside of the Company's control and redemption would be in cash, the Series C Preferred, and shares of the Company's common stock obtained through conversions of the Series C Preferred and currently held by the holder, are presented between total liabilities and stockholders' equity on the consolidated balance sheets, as required by the Securities and Exchange Commission. As of April 30, 1999, there had been no conversions of the Series C Preferred.

The initial fair value of the Series C Preferred was $3,358,000 at the issue date (proceeds of $5,000,000 reduced by offering costs of $422,000, warrant valuation of $394,000, and the beneficial conversion feature of $826,000) and is presented outside of stockholders' equity given its mandatory redemption terms. Additional offering costs of $49,000 were recorded for the three months ended April 30, 1999. The carrying value of the Series C Preferred will be increased for amortization of the beneficial conversion feature as discussed above. Amortization was $670,000 for the three and six months ended April 30, 1999.

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

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.       COMPREHENSIVE INCOME (LOSS):

Total comprehensive loss was as follows (in thousands):

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               ----------------------------  -----------------------------
                                                                APRIL 30,      APRIL 30,      APRIL 30,       APRIL 30,
                                                                   1999           1998           1999            1998
                                                               -------------  -------------  -------------   -------------
          Net loss..........................................   $     (54)     $    (516)     $  (2,900)      $  (3,417)
          Foreign currency translation adjustments..........         (11)            58             33             (29)
                                                               -------------  -------------  -------------   -------------
                 Total comprehensive loss...................   $     (65)     $    (458)     $  (2,867)      $  (3,446)
                                                               =============  =============  =============   =============


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

The effect of the restatements on the consolidated balance sheet at April 30, 1999 was as follows (in thousands):

                                                                   CONVERTIBLE
                                                                   REDEEMABLE        PAID IN          ACCUMULATED
                                                                 PREFERRED STOCK     CAPITAL            DEFICIT
                                                                 ---------------- ----------------  ----------------
          Balance, previously reported......................       $     4,166      $    23,419       $   (20,524)
          Adjustment - beneficial conversion feature........              (826)             826               ---
          Adjustment - amortization of beneficial
               conversion feature...........................               670             (670)              ---
          Adjustment - reverse accretion to stated value....               (32)             ---                32
                                                                 ---------------- ----------------  ----------------
          Balance, restated.................................       $     3,978      $    23,575       $   (20,492)
                                                                 ================ ================  ================

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       QUARTERLY RESTATEMENTS, CONTINUED:

The effect of the restatements on the consolidated statements of income for the three and six months ended April 30, 1999 was as follows (in thousands, except per share amounts):


                                                                   THREE MONTHS       SIX MONTHS
                                                                      ENDED              ENDED
                                                                  APRIL 30, 1999    APRIL 30, 1999
                                                                 -----------------  ------------------
          Net loss available to common stockholders,
               previously reported..........................       $       (86)       $    (2,932)
          Adjustment - amortization of beneficial
               conversion feature...........................              (670)              (670)
          Adjustment - reverse accretion to stated value....                32                 32
                                                                 -----------------  ------------------
          Net loss available to common stockholders,
               restated.....................................       $      (724)       $    (3,570)
                                                                 =================  ==================

          Basic and diluted earnings per share,
               previously reported..........................       $     (0.01)       $     (0.46)
          Adjustment - amortization of beneficial
                conversion feature..........................             (0.11)             (0.11)
          Adjustment - reverse accretion to stated value....              0.01               0.01
                                                                 -----------------  ------------------
          Basic and diluted earnings per share, restated....       $     (0.11)       $     (0.56)
                                                                 =================  ==================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2000.

                                        TRO LEARNING, INC.





                                     By /s/William R. Roach
                                        ----------------------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (principal executive officer)





                                        /s/John Murray
                                        ----------------------------------------
                                        President, Chief Operating Officer and
                                        Acting Chief Financial Officer
                                        (principal financial officer)





                                        /s/Mary Jo Murphy
                                        ----------------------------------------
                                        Vice President, Corporate Controller and
                                        Chief Accounting Officer
                                        (principal accounting officer)