Form 10-Q/A
period 1999-07-31
TRO LEARNING INC
filed 2000-03-13
CIK 893965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                               AMENDMENT NUMBER 1

      (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                                 -------------
                                     OR

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
                                                Yes X  No
                                                   ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value                                    6,868,221 shares
----------------------------                                --------------------
Class                                          Outstanding as of August 31, 1999

                        (This document contains 14 pages)

                       TRO LEARNING, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A


                              REASON FOR AMENDMENT

The Registrant hereby amends Part I. Item 1. of its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. The Registrant has restated its consolidated financial statements for the quarters ended January 31, 1999, April 30, 1999, and July 31, 1999 to (i) account for the beneficial conversion feature associated with the Series C Convertible Redeemable Preferred Stock ("Series C Preferred") issued in January 1999, (ii) remove the accretion to the stated value of the Series C Preferred previously charged to accumulated deficit given that the mandatory redemption rights are contingent rights, and (iii) present the outstanding common stock obtained upon conversion, which is also subject to the mandatory redemption features of the Series C Preferred, outside of stockholders' equity. See Notes 4 and 8 of Notes to Consolidated Financial Statements.


                                      INDEX
                                      -----

                                                                                                            Page
                                                                                                          Number
PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements (Unaudited):

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended July 31, 1999 (Restated) and 1998................................3

                  Consolidated Balance Sheets as of
                  July 31, 1999 (Restated) and October 31, 1998................................................4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended July 31, 1999 and 1998.....................................................5

                  Notes to Consolidated Financial Statements (Restated)........................................6


SIGNATURES....................................................................................................14

                          PART I. FINANCIAL INFORMATION


                       TRO LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       JULY 31,                         JULY 31,
                                                              ----------------------------     ----------------------------
                                                                  1999            1998             1999            1998
                                                              ------------    ------------     ------------    ------------
                                                               (RESTATED)                       (RESTATED)

Revenues by product line:
   PLATO(R) Education................................         $  12,624       $  10,601        $  27,830       $  25,035
   Aviation Training.................................               ---           1,464              ---           3,846
                                                              ------------    ------------     ------------    ------------
     Total revenues..................................            12,624          12,065           27,830          28,881
Cost of revenues.....................................             1,593           1,415            3,956           4,352
                                                              ------------    ------------     ------------    ------------
     Gross profit....................................            11,031          10,650           23,874          24,529
                                                              ------------    ------------     ------------    ------------
Operating expenses:
   Selling, general and administrative...............             6,736           6,699           18,579          19,059
   Product development and customer support..........             1,403           1,900            4,123           5,734
                                                              ------------    ------------     ------------    ------------
     Total operating expenses........................             8,139           8,599           22,702          24,793
                                                              ------------    ------------     ------------    ------------
       Operating income (loss).......................             2,892           2,051            1,172            (264)
Interest expense.....................................               331             415            1,420           1,369
Interest income and other expense, net...............                38              50              129             198
                                                              ------------    ------------     ------------    ------------
       Income (loss) before income taxes.............             2,523           1,586             (377)         (1,831)
Provision (credit) for income taxes..................               ---             ---              ---             ---
                                                              ------------    ------------     ------------    ------------
       Net income (loss).............................             2,523           1,586             (377)         (1,831)
         Preferred stock accretion (restated)........               ---             ---             (670)            ---
                                                              ------------    ------------     ------------    ------------
       Net income (loss) available to common
         Stockholders (restated).....................         $   2,523       $   1,586        $  (1,047)      $ (1,831)
                                                              ============    ============     ============    ============

Earnings per share (restated):
   Basic ............................................         $    0.38       $    0.25        $   (0.16)      $   (0.29)
                                                              ============    ============     ============    ============
   Diluted...........................................         $    0.34       $    0.23        $   (0.16)      $   (0.29)
                                                              ============    ============     ============    ============

Weighted average common shares outstanding:
   Basic ............................................             6,598           6,417            6,484            6,407
                                                              ============    ============     ============    ============
   Diluted...........................................             7,755           6,873            6,484            6,407
                                                              ============    ============     ============    ============

                              See Notes to Consolidated Financial Statements

                      TRO LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        JULY 31,          OCTOBER 31,
                                                                                         1999                1998
                                                                                    --------------     ---------------
                                                                                      (RESTATED)
                                    ASSETS
Current assets:
   Cash and cash equivalents...............................................         $          59        $       466
   Accounts receivable, less allowances of $1,177 and
     $920, respectively....................................................                17,753             16,427
   Inventories.............................................................                   612                648
   Prepaid expenses and other current assets...............................                   827              1,121
                                                                                    --------------     ---------------
     Total current assets..................................................                19,251             18,662
Equipment and leasehold improvements, less accumulated
   depreciation of $3,634 and $3,204, respectively.........................                 1,318              1,073
Product development costs, less accumulated amortization of $6,557
   and $4,768, respectively................................................                 6,626              6,380
Other assets...............................................................                 1,270              1,292
                                                                                    --------------     ---------------
                                                                                    $      28,465        $    27,407
                                                                                    ==============     ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................................         $       1,305        $     2,895
   Accrued employee salaries and benefits..................................                 1,979              2,647
   Accrued liabilities.....................................................                 1,264              2,130
   Revolving loan..........................................................                 8,690              9,321
   Deferred revenue........................................................                 3,722              3,290
                                                                                    --------------     ---------------
     Total current liabilities.............................................                16,960             20,283
Long-term debt.............................................................                 3,050              3,050
Deferred revenue, less current portion.....................................                   421                405
Other liabilities..........................................................                   120                ---
                                                                                    --------------     ---------------
     Total liabilities.....................................................                20,551             23,738
                                                                                    --------------     ---------------
Convertible redeemable preferred stock, net of unamortized discounts and issuance costs; $10,000 stated value per share; 540 shares authorized; 407 shares issued and outstanding; involuntary
   liquidation value of $5,003 at July 31, 1999 (restated)..............                    2,866                ---
Redeemable common stock, $.01 par value,
   259,000 shares outstanding at July 31, 1999 (restated)..................                   938                ---
                                                                                    --------------     ---------------
Stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares authorized; 6,561,000 shares issued and 6,439,000 shares outstanding at
       July 31, 1999 (restated); 6,535,000 shares issued and
     6,415,000 shares outstanding at October 31, 1998......................                    64                 64
   Paid in capital (restated)..............................................                23,770             22,956
   Treasury stock at cost, 122,000 and 120,000 shares, respectively........                (1,186)            (1,176)
   Accumulated deficit (restated)..........................................               (17,969)           (17,592)
   Accumulated other comprehensive loss....................................                  (569)              (583)
                                                                                    --------------     ---------------
     Total stockholders' equity............................................                 4,110              3,669
                                                                                    --------------     ---------------
                                                                                    $      28,465        $    27,407
                                                                                    ==============     ===============

                 See Notes to Consolidated Financial Statements

                       TRO LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                        ------------------------------
                                                                                            1999              1998
                                                                                        ------------     -------------
Cash flows from operating activities:
   Net loss.....................................................................        $    (377)        $ (1,831)
                                                                                        ------------     -------------
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization..............................................            2,241            2,166
     Provision for doubtful accounts............................................            1,033              561
     Loss on disposal of fixed assets...........................................                8                2
     (Increase) decrease in assets:
       Accounts receivable......................................................           (2,359)            (337)
       Inventories..............................................................               36              215
       Prepaid expenses and other current and noncurrent assets.................              316              290
     Increase (decrease) in liabilities:
       Accounts payable.........................................................           (1,590)            (123)
       Accrued liabilities, accrued employee salaries and
         benefits and other liabilities.........................................           (1,414)          (1,147)
       Deferred revenue.........................................................              448              487
                                                                                        ------------     -------------
         Total adjustments......................................................           (1,281)           2,114
                                                                                        ------------     -------------
           Net cash provided by (used in) operating activities..................           (1,658)             283
                                                                                        ------------     -------------
Cash flows from investing activities:
   Capital expenditures.........................................................             (706)            (536)
   Capitalization of product development costs..................................           (2,035)          (1,953)
                                                                                        ------------     -------------
       Net cash used in investing activities....................................           (2,741)          (2,489)
                                                                                        ------------     -------------
Cash flows from financing activities:
   Net proceeds from short-term borrowings......................................            1,810            2,971
   Repayment of long-term debt..................................................           (2,441)            (400)
   Net proceeds from issuance of convertible redeemable preferred stock.........            4,499              ---
   Net proceeds from issuance of common stock...................................              109              110
                                                                                       ------------     -------------
     Net cash provided by financing activities..................................            3,977            2,681
                                                                                        ------------     -------------
Effect of foreign currency on cash..............................................               15             (132)
                                                                                        ------------     -------------
Net increase (decrease) in cash and cash equivalents............................             (407)             343
Cash and cash equivalents at beginning of period................................              466              537
                                                                                        ------------     -------------
Cash and cash equivalents at end of period......................................        $      59        $     880
                                                                                        ============     =============
Cash paid for interest expense..................................................        $   1,266        $   1,585
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

4.       CONVERTIBLE REDEEMABLE PREFERRED STOCK (RESTATED):

On January 13, 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") and warrants to purchase 125,000 shares of the Company's common stock at $9.51 per share for an aggregate purchase price of $5 million. Additionally, on July 16, 1999, the Company issued warrants to purchase approximately 63,000 shares of the Company's common stock at $8.72 per share related to the issuance of the Series C

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. CONVERTIBLE REDEEMABLE PREFERRED STOCK (RESTATED), CONTINUED

Preferred. The Company received proceeds of $5,000,000 and paid offering costs of $501,000, resulting in net proceeds of $4,499,000 for the Series C Preferred and warrants. The warrants were assigned a value of $541,000 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

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

The Series C Preferred, and shares of the Company's common stock obtained through conversions of the Series C Preferred and currently held by the holder, are subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company's common stock on NASDAQ or another market. The redemption price is equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company's common stock prior to redemption, as defined. As these events are outside of the Company's control and redemption would be in cash, the Series C Preferred , and shares of the Company's common stock obtained through conversions of the Series C Preferred and currently held by the holder, are presented between total liabilities and stockholders' equity on the consolidated balance sheets, as required by the Securities and Exchange Commission. During the quarter ended July 31, 1999, approximately 133 shares of the Series C Preferred were converted by the holders into approximately 259,000 shares of the Company's common stock. The carrying value of the converted Series C Preferred was approximately $938,000 and this amount was transferred to redeemable common stock on the consolidated balance sheets.

The initial fair value of the Series C Preferred was $3,358,000 at the issue date (proceeds of $5,000,000 reduced by offering costs of $422,000, warrant valuation of $394,000, and the beneficial conversion feature of $826,000) and is presented outside of stockholders' equity given its mandatory redemption terms. Additional offering costs of $49,000 were recorded for the three months ended April 30, 1999. Additional offering costs of $30,000 and warrant valuation of $147,000 were recorded for the three months ended July 31, 1999. The carrying value of the Series C Preferred will be increased for amortization of the beneficial conversion feature as discussed above. Amortization was $0 and $670,000 for the three and nine months ended July 31, 1999, respectively.

5.       INCOME TAXES:

No tax benefit has been recorded at July 31, 1999 for the current year to date loss as the Company is unable to demonstrate that, more likely than not, it will be able to realize its deferred tax asset.

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       COMPREHENSIVE INCOME (LOSS):

Total comprehensive income (loss) was as follows (in thousands):

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ----------------------------  -----------------------------
                                                             JULY 31,       JULY 31,       JULY 31,       JULY 31,
                                                               1999           1998           1999           1998
                                                          -------------  -------------  -------------  --------------
Net income (loss).....................................    $   2,523      $   1,586      $    (377)     $  (1,831)
Foreign currency translation adjustments..............          (19)          (103)            14           (132)
                                                          -------------  -------------  -------------  --------------
       Total comprehensive income (loss)..............    $   2,504      $   1,483      $    (363)     $  (1,963)
                                                          =============  =============  =============  ==============

Accumulated other comprehensive loss is included as a separate component of stockholders' equity on the consolidated balance sheets.

7.       EARNINGS PER SHARE (RESTATED):

Earnings per share is calculated as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     JULY 31,                      JULY 31,
                                                             --------------------------    --------------------------
                                                                1999            1998           1999           1998
                                                             -----------    -----------    -----------    -----------
                                                                                           (RESTATED)
Basic:
Net income (loss) available to common
   stockholders..........................................    $   2,523      $   1,586      $  (1,047)     $  (1,831)
                                                             ===========    ===========    ===========    ===========
Weighted average common shares outstanding..............         6,598          6,417          6,484          6,407
                                                             ===========    ===========    ===========    ===========
Basic earnings per share................................     $    0.38      $    0.25      $   (0.16)     $   (0.29)
                                                             ===========    ===========    ===========    ===========

Diluted:
Net income (loss) available to common stockholders           $   2,523      $   1,586      $  (1,047)     $  (1,831)
Preferred stock accretion...............................           ---            ---            ---            ---
Convertible debentures interest.........................            76            ---            ---            ---
                                                             -----------    -----------    -----------    -----------
Net income (loss) for diluted earnings per share........     $   2,599      $   1,586      $  (1,047)     $  (1,831)
                                                             ===========    ===========    ===========    ===========
Weighted average common shares outstanding..............         6,598          6,417          6,484          6,407
Potential common shares:
   Stock options and warrants...........................            44            138            ---            ---
   Convertible preferred stock..........................           795            ---            ---            ---
   Convertible debentures...............................           318            318            ---            ---
                                                             -----------    -----------    -----------    -----------
Weighted average common and potential common
  shares outstanding for diluted earnings per share.....         7,755          6,873          6,484          6,407
                                                             ===========    ===========    ===========    ===========
Diluted earnings per share..............................     $    0.34      $    0.23      $   (0.16)     $   (0.29)
                                                             ===========    ===========    ===========    ===========

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       EARNINGS PER SHARE (RESTATED), CONTINUED

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

The effect of the restatements on the consolidated balance sheet at July 31, 1999 was as follows (in thousands):

                                               CONVERTIBLE
                                               REDEEMABLE     REDEEMABLE
                                                PREFERRED      COMMON          COMMON       PAID IN     ACCUMULATED
                                                  STOCK         STOCK          STOCK        CAPITAL       DEFICIT
                                              ------------  -------------  ------------- ------------  -------------

          Balance, previously reported......     $ 2,996       $   ---      $     67        $24,631       $(18,025)
          Adjustment - beneficial
               conversion feature...........        (826)          ---           ---            826            ---
          Adjustment - amortization of
               beneficial conversion feature         670           ---           ---           (670)           ---
          Adjustment - reverse accretion
               to stated value..............         (56)          ---           ---            ---             56
          Adjustment - conversions of
               convertible redeemable
               preferred stock..............          82           938            (3)        (1,017)           ---
                                               ------------  ------------- -------------  ------------  -------------
          Balance, restated.................     $ 2,866       $   938      $     64        $23,770       $(17,969)
                                               ============  ============= =============  ============  =============

                       TRO LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       QUARTERLY RESTATEMENTS, CONTINUED:

The effect of the restatements on the consolidated statements of income for the three and nine months ended July 31, 1999 was as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS         NINE MONTHS
                                                                       ENDED               ENDED
                                                                   JULY 31, 1999       JULY 31, 1999
                                                                 -----------------  ------------------
          Net income (loss) available to common
               stockholders, previously reported............       $     2,499        $      (433)
          Adjustment - amortization of beneficial
               conversion feature...........................               ---               (670)
          Adjustment - reverse accretion to stated value....                24                 56
                                                                 -----------------  ------------------
          Net income (loss) available to common
               stockholders, restated.......................       $     2,523        $    (1,047)
                                                                 =================  ==================

          Basic earnings per share, previously reported.....       $      0.38        $     (0.07)
          Adjustment - amortization of beneficial
               conversion feature...........................               ---              (0.10)
          Adjustment - reverse accretion to stated value....               ---               0.01
                                                                 -----------------  ------------------
          Basic earnings per share, restated................       $      0.38        $     (0.16)
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