Form 10-Q
period 2000-01-31
TRO LEARNING INC
filed 2000-03-14
CIK 893965

SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

Not Applicable
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
Yes X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $.01 par value	7,232,889 shares

Class	Outstanding as of March 1, 2000

(This document contains 16 pages)

TRO Learning, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

TRO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended
	January 31,

	2000	1999

Revenues	$7,525	$5,661

Cost of revenues	1,357	961

Gross profit	6,168	4,700

Operating expenses:

Selling, general and administrative	6,744	5,546

Product development and customer support	1,549	1,336

Total operating expenses	8,293	6,882

Operating loss	(2,125)	(2,182)

Interest expense	232	615

Other expense, net	34	49

Loss before income taxes	(2,391)	(2,846)

Income tax benefit	(897)	—

Net loss	(1,494)	(2,846)

Preferred stock accretion	(129)	—

Net loss available to common stockholders	$(1,623)	$(2,846)

Earnings per share:

Basic and diluted	$(0.23)	$(0.44)

Weighted average common shares outstanding:

Basic and diluted	6,933	6,415

Comprehensive income (loss):

Net loss	$(1,494)	$(2,846)

Foreign currency translation adjustments	(21)	44

Total comprehensive loss	$(1,515)	$(2,802)

See Notes to Consolidated Financial Statements

TRO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	January 31,	October 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$273	$63

Accounts receivable, less allowances of $1,288 and $1,005, respectively	15,497	19,814

Inventories	704	646

Prepaid expenses and other current assets	793	720

Total current assets	17,267	21,243

Equipment and leasehold improvements, less accumulated depreciation of $3,823 and $3,700, respectively	1,306	1,269

Product development costs, less accumulated amortization of $7,550 and $7,037, respectively	7,003	6,843

Deferred tax asset, net	11,254	10,357

Other assets	1,345	1,476

	$38,175	$41,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Revolving loan	$4,385	$4,587

Accounts payable	1,329	1,285

Accrued employee salaries and benefits	1,796	2,677

Accrued liabilities	1,112	1,482

Deferred revenue	4,128	4,173

Total current liabilities	12,750	14,204

Long-term debt	3,050	3,050

Deferred revenue, less current portion	327	420

Other liabilities	130	133

Total liabilities	16,257	17,807

Convertible redeemable preferred stock, net of unamortized discounts and issuance costs; $10,000 stated value per share; 540 shares authorized; 280 and 285 shares issued and outstanding, respectively; involuntary liquidation value of $4,384 and $3,280, respectively	2,098	2,006

Redeemable common stock, $.01 par value; 501,000 and 490,000 shares outstanding, respectively	1,836	1,799

Stockholders’ equity:

Common stock, $.01 par value, 25,000,000 shares authorized; 6,558,000 shares issued and 6,436,000 shares outstanding at January 31, 2000; 6,560,000 shares issued and 6,438,000 shares outstanding at October 31, 1999.	64	64

Paid-in capital	23,762	23,839

Treasury stock at cost, 122,000 shares	(1,186)	(1,186)

Accumulated deficit	(4,055)	(2,561)

Accumulated other comprehensive loss	(601)	(580)

Total stockholders’ equity	17,984	19,576

	$38,175	$41,188

See Notes to Consolidated Financial Statements

TRO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	January 31,

	2000	1999

Cash flows from operating activities:

Net loss	$(1,494)	$(2,846)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Deferred income taxes	(897)	—

Depreciation and amortization	700	681

Provision for doubtful accounts	300	312

Loss on disposal of equipment	2	2

(Increase) decrease in assets:

Accounts receivable	4,017	2,911

Inventories	(58)	(8)

Prepaid expenses and other current and noncurrent assets	58	456

Increase (decrease) in liabilities:

Accounts payable	44	(1,312)

Accrued liabilities, accrued employee salaries and benefits and other liabilities	(1,254)	(1,540)

Deferred revenue	(138)	(504)

Total adjustments	2,774	998

Net cash provided by (used in) operating activities	1,280	(1,848)

Cash flows from investing activities:

Capital expenditures	(229)	(277)

Capitalization of product development costs	(673)	(709)

Net cash used in investing activities	(902)	(986)

Cash flows from financing activities:

Net (repayments of) proceeds from short-term borrowings	(202)	558

Repayment of long-term debt	—	(2,441)

Net proceeds from issuance of convertible redeemable preferred stock	—	4,578

Net proceeds from issuance of common stock	51	20

Net cash (used in) provided by financing activities	(151)	2,715

Effect of foreign currency on cash	(17)	52

Net increase (decrease) in cash and cash equivalents	210	(67)

Cash and cash equivalents at beginning of period	63	466

Cash and cash equivalents at end of period	$273	$399

Supplemental cash flow information:

Cash paid for interest	$279	$447

See Notes to Consolidated Financial Statements

TRO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 1999.

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

2.      ACCOUNTS RECEIVABLE

Accounts receivable include installment receivables of $9,454,000 and $12,784,000 at January 31, 2000 and October 31, 1999, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $853,000 and $978,000 at January 31, 2000 and October 31, 1999, respectively, and are included in other assets on the consolidated balance sheets.

3.      DEBT

At January 31, 2000, borrowings of $4,385,000 were outstanding under the Company’s revolving loan agreement at an interest rate of 9.25% and the unused borrowing capacity was $6,654,000.

4.      CONVERTIBLE REDEEMABLE PREFERRED STOCK

In January 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) and warrants to purchase 125,000 shares of the Company’s common stock at $9.51 per share for an aggregate purchase price of $5 million.

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      CONVERTIBLE REDEEMABLE PREFERRED STOCK, Continued

Additionally, in July 1999, the Company issued warrants to purchase approximately 63,000 shares of the Company’s common stock at $8.72 per share related to the issuance of the Series C Preferred. The Company received proceeds of $5,000,000 and paid offering costs of $501,000, resulting in net proceeds of $4,499,000 for the Series C Preferred and warrants. The warrants were assigned a value of $541,000 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

Each share of the Series C Preferred has a par value of $0.01 and a stated value of $10,000. The Series C Preferred ranks senior to the Company’s common stock, has no voting rights, and is not entitled to any dividends.

The Series C Preferred, as amended, is convertible after 90 days into shares of the Company’s common stock, at the option of the holder, and may be converted up to ten years from the issue date. Conversion is mandatory for all such securities still outstanding on January 13, 2009. The number of common shares to be issued is determined by dividing the stated value of the Series C Preferred being converted by the conversion price.

The conversion price of the Series C Preferred is equal to the lower of (a) $9.51 per share or (b) the applicable percentage of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days immediately prior to the date of conversion. The applicable percentage decreases over time from 90% (after 90 days) to 82% (after 631 days from issuance). The aggregate maximum number of shares of the Company’s common stock that can be issued for all conversions is 1,151,525. Additionally, certain conversion restrictions exist in the event such conversion would result in (a) the holders’ beneficial ownership being more than 4.99% of the Company’s outstanding common stock or (b) the issuance of more than 20% of the Company’s outstanding common stock.

The conversion terms of the Series C Preferred include a beneficial conversion feature at the issue date. The most beneficial conversion price was determined to be 82% of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days prior to the issue date. As of the issue date, the Company allocated approximately $826,000 to the beneficial conversion feature resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred. The beneficial conversion feature is being recognized as a deemed dividend to the preferred stockholders over the 631 day period from the issue date to the date of the most beneficial conversion percentage using the greater of the effective interest method or the amount the holder can realize at each reporting date. Amortization of the beneficial conversion feature was $129,000 and $0 for the three months ended January 31, 2000 and 1999, respectively.

The Company may redeem the Series C Preferred in cash at any time, provided the average closing price of the Company’s common stock during the defined period prior to such redemption is greater than $15.85 per share. The redemption price is equal to the applicable

TRO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      CONVERTIBLE REDEEMABLE PREFERRED STOCK, Continued

percentage of the average closing price of the Company’s common stock during the defined period prior to redemption. The applicable percentage is adjusted over time from 125% to 156%.

The Series C Preferred, and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, are subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company’s common stock on NASDAQ or another market. The redemption price is equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company’s common stock prior to redemption, as defined. As these events are outside of the Company’s control and redemption would be in cash, the Series C Preferred , and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, are presented between total liabilities and stockholders’ equity on the consolidated balance sheets, as required by the Securities and Exchange Commission.

During the quarter ended January 31, 2000, approximately five shares of the Series C Preferred were converted by the holders into approximately 11,000 shares of the Company’s common stock. The carrying value of the converted Series C Preferred was approximately $37,000 and this amount was transferred to redeemable common stock on the consolidated balance sheets.

5.      EARNINGS PER SHARE

Since the Company incurred a net loss for all periods presented, potential common shares are antidilutive and excluded from the calculation of diluted earnings per share, and basic and diluted earnings per share are the same.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

RESULTS OF OPERATIONS

First Quarter Fiscal 2000 Compared to First Quarter Fiscal 1999

The following table presents income statement amounts as a percentage of revenue:

	2000	1999

Revenues	100.0%	100.0%

Cost of revenues	18.0	17.0

Gross profit	82.0	83.0

Selling, general and administrative expense	89.6	98.0

Product development and customer support expense	20.6	23.6

Total operating expenses	110.2	121.6

Operating loss	(28.2)	(38.6)

Interest expense	3.1	10.9

Other expense, net	0.5	0.9

Loss before income taxes	(31.8)	(50.4)

Income tax benefit	(11.9)	—

Net loss	(19.9)%	(50.4)%

Revenues:

The following table highlights revenues by product line (in 000’s):

	2000		1999

	Revenue	% of Total	Revenue	% of Total

Courseware and professional services	$6,495	86.3%	$5,070	89.6%

Hardware, third-party courseware and other	1,030	13.7	591	10.4

Total revenues	$7,525	100.0%	$5,661	100.0%

Courseware and professional services revenue, the driver of the Company’s operations, increased $1,425,000 or 28% as compared to 1999. The Company continues to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

First Quarter Fiscal 2000 Compared to First Quarter Fiscal 1999, Continued

Revenues, Continued

primarily through increased sales volume to both new and existing customers. Low margin revenues, including hardware, third-party courseware and other services increased $439,000. Total revenues were $7,525,000, an increase of $1,864,000 from 1999.

Gross Profit:

Gross profit for 2000 increased $1,468,000 or 31% to $6,168,000 as compared to $4,700,000 for 1999. This increase was due to the increase in courseware and professional services revenue. Gross margin was 82% for 2000 as compared to 83% for 1999.

Selling, General, and Administrative Expense:

Selling, general, and administrative expense for 2000 increased $1,198,000 or 22% to $6,744,000 as compared to $5,546,000 for 1999. Sales and marketing expenses increased $461,000 and general and administrative expenses increased $325,000 due primarily to the planned expansion of the sales organization in both North America and the United Kingdom. The remaining increase was due to increased commissions resulting from the growth in revenue. As a percentage of revenue, total selling, general and administrative expense decreased from 98% in 1999 to 90% in 2000.

Product Development and Customer Support:

Product development and customer support expense for 2000 increased $213,000 or 16% to $1,549,000 as compared to $1,336,000 for 1999. Product development expense increased $79,000, due primarily to decreased capitalization of costs, as compared to 1999. Product development spending and amortization of previously capitalized costs were comparable to 1999. Customer support expense increased $134,000 as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased from 24% in 1999 to 21% in 2000.

Operating Loss:

The operating loss for 2000 was $2,125,000 as compared to $2,182,000 for 1999. This improvement in operating results is due principally to the increase in courseware and professional services revenue, offset by the increased selling, general and administrative expenses in 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

First Quarter Fiscal 2000 Compared to First Quarter Fiscal 1999, Continued

Interest Expense:

Interest expense decreased to $232,000 for 2000 from $615,000 for 1999 primarily as a result of the decreased level of bank borrowings at lower interest rates in 2000 and the accelerated amortization of fees related to the Company’s previous revolving loan agreement in 1999.

Income Taxes:

In the fourth quarter of 1999, the Company reversed approximately $10.2 million of valuation allowance placed on the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable. Accordingly, an income tax benefit of $897,000 was recorded using the Company’s estimated fiscal year 2000 effective rate of 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company’s principal sources of liquidity included cash and cash equivalents of $273,000, net accounts receivable of $15,497,000, and its line of credit. The Company had installment receivables of $10,307,000 at January 31, 2000, of which $9,454,000 are to be billed within one year and are included in net accounts receivable. Working capital was $4,517,000 at January 31, 2000, a decrease of $2,522,000 from October 31, 1999, due primarily to the collection of accounts receivable offset by the payment of year end accruals.

Net cash provided by the Company’s operating activities was $1,280,000 in the first quarter of fiscal 2000 as compared to net cash used of $1,848,000 in the first quarter of fiscal 1999. Cash flows from operations were used principally to fund the Company’s working capital requirements. In addition to cash flows from operations, the Company has resources available under its revolving loan agreement to provide up to a maximum $15 million line of credit. At January 31, 2000, borrowings of $4,385,000 were outstanding at an interest rate of 9.25% and the unused borrowing capacity was $6,654,000.

Net cash used in the Company’s investing activities was $902,000 in the first quarter of fiscal 2000 for capital expenditures and capitalized product development costs.

Net cash used in financing activities was $151,000 in the first quarter of fiscal 2000, primarily for repayments of short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company maintains adequate cash reserves and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures and promotional programs. The Company historically has experienced higher levels of revenues in the fourth fiscal quarter. Because of these factors, the results for interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

YEAR 2000

The Company began addressing the Year 2000 (Y2K) issue in early 1998 and developed and implemented a comprehensive Y2K readiness plan for the Company’s products and operations. As of March 1, 2000 the Company has not, nor to its knowledge have any of the Company’s key business partners, experienced any material Y2K complications. However, there can be no absolute assurance that the Company and its business partners will not experience some complications resulting from the Y2K issue in the future. The Company’s Y2K costs have not been material to its financial condition or results of operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

At January 31, 2000, the fair value of the Company’s debt approximates market. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent change in interest rates. The Company’s long-term debt is held at a fixed rate. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk:

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 3% of total revenues were denominated in currencies other than the U.S. dollar for the three months ended January 31, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING INFORMATION

This Form 10-Q contains forward-looking statements identified by the use of “believes”, “expects”, “anticipates”, and similar expressions. Such statements are subject to risk and uncertainties that could cause actual results to differ from those contemplated by the forward-looking statement. Such risks and uncertainties include any change in the market acceptance of the Company’s products and services, the risk of failure of the Company’s technology to remain at market standards, the risk of the Company being able to finance its business operations, and other similar business and market risks. Readers are cautioned not to place undue reliance on such forward-looking statements.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

Item 2.   Changes in Securities

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

27	Financial Data Schedule

(b) Reports on Form 8-K:

On January 28, 2000, the Company filed a Current Report on Form 8-K to announce (i) the filing of its Form 10-K for fiscal 1999, (ii) that basic earnings per share for fiscal 1999 had been revised as a result of the final accounting treatment for the January 1999 convertible preferred stock transaction, and (iii) that its previously filed Forms 10-Q for fiscal 1999 will be amended to reflect necessary changes in previously reported earnings per share and balance sheet amounts for convertible preferred stock and stockholder’s equity at interim periods in fiscal 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

TRO LEARNING, INC.

By	/s/ William R. Roach ________________________________________ Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ John Murray ________________________________________ President, Chief Operating Officer and Acting Chief Financial Officer (principal financial officer)

/s/ Mary Jo Murphy ________________________________________ Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)