Form 10-Q
period 2000-04-30
PLATO LEARNING INC
filed 2000-06-12
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-20842

PLATO LEARNING, INC.
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

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	7,519,830 shares

Class	Outstanding as of June 1, 2000

(This document contains 20 pages)

PLATO Learning, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

Revenues	$12,240	$9,545	$19,765	$15,206

Cost of revenues	1,609	1,402	2,966	2,363

Gross profit	10,631	8,143	16,799	12,843

Operating expenses:

Selling, general and administrative	8,216	6,297	14,960	11,843

Product development and customer support	1,542	1,384	3,091	2,720

Total operating expenses	9,758	7,681	18,051	14,563

Operating income (loss)	873	462	(1,252)	(1,720)

Interest expense	253	474	485	1,089

Other expense, net	63	42	97	91

Income (loss) before income taxes	557	(54)	(1,834)	(2,900)

Income taxes	201	—	(696)	—

Net income (loss)	356	(54)	(1,138)	(2,900)

Preferred stock accretion	—	(670)	(129)	(670)

Net income (loss) available to common stockholders	$356	$(724)	$(1,267)	$(3,570)

Earnings per share:

Basic	$0.05	$(0.11)	$(0.18)	$(0.56)

Diluted	$0.05	$(0.11)	$(0.18)	$(0.56)

Weighted average common shares outstanding:

Basic	7,310	6,439	7,120	6,427

Diluted	7,688	6,439	7,120	6,427

Comprehensive income (loss):

Net income (loss)	$356	$(54)	$(1,138)	$(2,900)

Foreign currency translation adjustments	(82)	(11)	(103)	33

Total comprehensive income (loss)	$274	$(65)	$(1,241)	$(2,867)

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	April 30,	October 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$119	$63

Accounts receivable, less allowances of $1,272 and $1,005, respectively	18,380	19,814

Inventories	676	646

Prepaid expenses and other current assets	721	720

Total current assets	19,896	21,243

Equipment and leasehold improvements, less accumulated depreciation of $3,935 and $3,700, respectively	1,560	1,269

Product development costs, less accumulated amortization of $8,070 and $7,037, respectively	7,078	6,843

Deferred tax asset, net	11,053	10,357

Other assets	1,081	1,476

	$40,668	$41,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Revolving loan	$5,941	$4,587

Accounts payable	1,044	1,285

Accrued employee salaries and benefits	2,338	2,677

Accrued liabilities	1,374	1,482

Deferred revenue	4,126	4,173

Total current liabilities	14,823	14,204

Long-term debt	2,750	3,050

Deferred revenue, less current portion	298	420

Other liabilities	197	133

Total liabilities	18,068	17,807

Convertible redeemable preferred stock, net of unamortized discounts and issuance costs; $10,000 stated value per share; 540 shares authorized; 285 shares issued and outstanding at October 31, 1999; involuntary liquidation value of $3,280 at October 31, 1999	—	2,006

Redeemable common stock, $.01 par value; 490,000 shares outstanding at October 31, 1999	—	1,799

Stockholders’ equity:

Common stock, $.01 par value, 25,000,000 shares authorized; 7,641,000 shares issued and 7,519,000 shares outstanding at April 30, 2000; 6,560,000 shares issued and 6,438,000 shares outstanding at October 31, 1999	75	64

Paid in capital	28,093	23,839

Treasury stock at cost, 122,000 shares	(1,186)	(1,186)

Accumulated deficit	(3,699)	(2,561)

Accumulated other comprehensive loss	(683)	(580)

Total stockholders’ equity	22,600	19,576

	$40,668	$41,188

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 30,

	2000	1999

Cash flows from operating activities:

Net loss	$(1,138)	$(2,900)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Deferred income taxes	(696)	—

Depreciation and amortization	1,415	1,465

Provision for doubtful accounts	700	562

Loss on disposal of equipment	24	2

(Increase) decrease in assets:

Accounts receivable	734	723

Inventories	(30)	(48)

Prepaid expenses and other current and noncurrent assets	394	270

Increase (decrease) in liabilities:

Accounts payable	(241)	(796)

Accrued liabilities, accrued employee salaries and benefits and other liabilities	(383)	(1,298)

Deferred revenue	(169)	(196)

Total adjustments	1,748	684

Net cash provided by (used in) operating activities	610	(2,216)

Cash flows from investing activities:

Capital expenditures	(708)	(376)

Capitalization of product development costs	(1,268)	(1,386)

Net cash used in investing activities	(1,976)	(1,762)

Cash flows from financing activities:

Net proceeds from short-term borrowings	1,354	1,482

Repayment of long-term debt	—	(2,441)

Net proceeds from issuance of convertible redeemable preferred stock	—	4,529

Net proceeds from issuance of common stock	160	61

Net cash provided by financing activities	1,514	3,631

Effect of foreign currency on cash	(92)	35

Net increase (decrease) in cash and cash equivalents	56	(312)

Cash and cash equivalents at beginning of period	63	466

Cash and cash equivalents at end of period	$119	$154

Supplemental cash flow information:

Cash paid for interest	$454	$856

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

PLATO Learning, Inc. and its subsidiaries (the “Company”) develop and market computer-based, interactive, self-paced instructional systems and related services. Offering more than 2,000 hours and 10,000 learning objectives of comprehensive academic and applied skills courseware designed for adolescents and adults, the Company’s PLATO® Learning Systems are marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers. PLATO is delivered via networks, CD-ROM, the Internet, and private intranets. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site.

On March 30, 2000, the Company’s stockholders approved a change in the Company’s name from TRO Learning, Inc. to PLATO Learning, Inc.

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

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition, Continued:

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

Accounts receivable include installment receivables of $10,481,000 and $11,806,000 at April 30, 2000 and October 31, 1999, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $596,000 and $978,000 at April 30, 2000 and October 31, 1999, respectively, and are included in other assets on the consolidated balance sheets.

3.	DEBT

Revolving Loan:

At April 30, 2000, borrowings of $5,941,000 were outstanding under the Company’s revolving loan agreement at a weighted-average interest rate of 9.1% and the unused borrowing capacity was $6,486,000.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	DEBT, Continued

Long-Term Debt:

During the quarter ended April 30, 2000, $300,000 of the Company’s 10% subordinated convertible debentures were converted by the holders into approximately 33,000 shares of the Company’s common stock at $9.01 per share. Pursuant to the terms of the debentures, the conversion price was adjusted from $9.60 per share to $9.01 per share prior to the conversions.

4.	CONVERTIBLE REDEEMABLE PREFERRED STOCK

In January 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) and warrants to purchase 125,000 shares of the Company’s common stock at $9.51 per share for an aggregate purchase price of $5 million.

Additionally, in July 1999, the Company issued warrants to purchase approximately 63,000 shares of the Company’s common stock at $8.72 per share related to the issuance of the Series C Preferred. The Company received proceeds of $5,000,000 and paid offering costs of $501,000, resulting in net proceeds of $4,499,000for the Series C Preferred and warrants. The warrants were assigned a value of $541,000 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

Each share of the Series C Preferred had a par value of $0.01 and a stated value of $10,000. The Series C Preferred ranked senior to the Company’s common stock, had no voting rights, and was not entitled to any dividends.

The Series C Preferred, as amended, was convertible after 90 days into shares of the Company’s common stock, at the option of the holder, and may have been converted up to ten years from the issue date. Conversion was mandatory for all such securities still outstanding on January 13, 2009.

The conversion price of the Series C Preferred was equal to the lower of (a) $9.51 per share or (b) the applicable percentage of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days immediately prior to the date of conversion. The applicable percentage was to decrease over time from 90% (after 90 days) to 82% (after 631 days from issuance). The aggregate maximum number of shares of the Company’s common stock that could have been issued for all conversions was 1,151,525.

The conversion terms of the Series C Preferred included a beneficial conversion feature at the issue date. The most beneficial conversion price was determined to be 82% of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days prior to the issue date. As of the issue date, the Company allocated approximately $826,000 to the beneficial conversion feature resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred. The beneficial conversion feature was to be recognized

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CONVERTIBLE REDEEMABLE PREFERRED STOCK, Continued

as a deemed dividend to the preferred stockholders over the 631 day period from the issue date to the date of the most beneficial conversion percentage using the greater of the effective interest method or the amount the holder can realize at each reporting date. Amortization of the beneficial conversion feature was $0 and $129,000 for the three and six months ended April 30, 2000. Amortization of the beneficial conversion feature was $670,000 for the three and six months ended April 30, 1999.

The Company was permitted to redeem the Series C Preferred in cash at any time, provided the average closing price of the Company’s common stock during the defined period prior to such redemption was greater than $15.85 per share. The redemption price was equal to the applicable percentage of the average closing price of the Company’s common stock during the defined period prior to redemption. The applicable percentage was to be adjusted over time from 125% to 156%.

The Series C Preferred, and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, were subject to redemption in cash, at the option of the holder, upon certain events, as defined, including a change in control of the Company and a trading suspension of the Company’s common stock on NASDAQ or another market. The redemption price was equal to the greater of (a) 115% of the stated value or (b) the number of common shares that would be received upon conversion at such time multiplied by the closing price of the Company’s common stock prior to redemption, as defined. As these events are outside of the Company’s control and redemption would be in cash, the Series C Preferred, and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, were presented between total liabilities and stockholders’ equity on the consolidated balance sheets, as required by the Securities and Exchange Commission.

During the quarter ended January 31, 2000, approximately five shares of the Series C Preferred were converted by the holders into approximately 11,000 shares of the Company’s common stock. The carrying value of the converted Series C Preferred was approximately $37,000 and this amount was transferred to redeemable common stock on the consolidated balance sheets.

During the quarter ended April 30, 2000, the remaining 280 shares of the Series C Preferred were converted by the holders into approximately 560,000 shares of the Company’s common stock. The carrying value of the converted Series C Preferred was approximately $2,098,000 and this amount was transferred to redeemable common stock on the consolidated balance sheets.

Since all of the Series C Preferred has been converted, shares of the Company’s common stock obtained through conversions (approximately 1,061,000 shares) are no longer subject to redemption in cash at the option of the holder upon certain events. Accordingly, the carrying value of these common shares (approximately $3,928,000) has been transferred to stockholders’ equity on the consolidated balance sheets at April 30, 2000.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EARNINGS PER SHARE

Earnings per share is calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

Basic:

Net income (loss) available to common stockholders	$356	$(724)	$(1,267)	$(3,570)

Weighted average common shares outstanding	7,310	6,439	7,120	6,427

Basic earnings per share	$0.05	$(0.11)	$(0.18)	$(0.56)

Diluted:

Net income (loss) available to common stockholders	$356	$(724)	$(1,267)	$(3,570)

Preferred stock accretion	—	—	—	—

Convertible debentures interest	—	—	—	—

Net income (loss) for diluted earnings per share	$356	$(724)	$(1,267)	$(3,570)

Weighted average common shares outstanding	7,310	6,439	7,120	6,427

Potential common shares:

Stock options and warrants	262	—	—	—

Convertible preferred stock	116	—	—	—

Convertible debentures	—	—	—	—

Weighted average common and potential common shares outstanding for diluted earnings per share	7,688	6,439	7,120	6,427

Diluted earnings per share	$0.05	$(0.11)	$(0.18)	$(0.56)

For the three months ended April 30, 2000, potential common shares from the convertible debentures are antidilutive and excluded from the calculation of diluted earnings per share.

For the six months ended April 30, 2000 and the three and six months ended April 30, 1999, the Company incurred a net loss, and all potential common shares are antidilutive and excluded from the calculation of diluted earnings per share. Basic and diluted earnings per share are the same for these periods.

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

RESULTS OF OPERATIONS

Second Quarter Fiscal 2000 Compared to Second Quarter Fiscal 1999

The following table presents income statement amounts as a percentage of revenue:

	2000	1999

Revenues	100.0%	100.0%

Cost of revenues	13.1	14.7

Gross profit	86.9	85.3

Selling, general and administrative expense	67.1	66.0

Product development and customer support expense	12.6	14.5

Total operating expenses	79.7	80.5

Operating income	7.2	4.8

Interest expense	2.1	5.0

Other expense, net	0.5	0.4

Income (loss) before income taxes	4.6	(0.6)

Income taxes	1.6	—

Net income (loss)	3.0%	(0.6)%

Revenues:

The following table highlights revenues by product line (in 000’s):

	2000		1999

	Revenue	% of Total	Revenue	% of Total

Courseware and professional services	$11,102	90.7%	$8,668	90.8%

Hardware, third-party courseware and other	1,138	9.3	877	9.2

Total revenues	$12,240	100.0%	$9,545	100.0%

Courseware and professional services revenue, the driver of the Company’s operations, increased $2,434,000 or 28% as compared to 1999. The Company continues to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Second Quarter Fiscal 2000 Compared to Second Quarter Fiscal 1999, Continued

Revenues, Continued

primarily through increased sales volume to both new and existing customers, as well as an adjustment for the recognition of certain deferred revenue to reflect the performance of the related services. Low margin revenues, including hardware, third-party courseware and other services increased $261,000. Total revenues were $12,240,000, an increase of $2,695,000 from 1999.

Gross Profit:

Gross profit for 2000 increased $2,488,000 or 31% to $10,631,000 as compared to $8,143,000 for 1999. This increase was due to the increase in courseware and professional services revenue. Gross margin was 87% for 2000 as compared to 85% for 1999.

Selling, General, and Administrative Expense:

Selling, general, and administrative expense for 2000 increased $1,919,000 or 30% to $8,216,000 as compared to $6,297,000 for 1999. Sales and marketing expenses increased $1,075,000 and general and administrative expenses increased $142,000 due primarily to the planned infrastructure expansion of the sales and marketing organization. The remaining increase was principally due to increased commissions resulting primarily from the growth in revenue. As a percentage of revenue, total selling, general and administrative expense increased from 66% in 1999 to 67% in 2000.

Product Development and Customer Support:

Product development and customer support expense for 2000 increased $158,000 or 11% to $1,542,000 as compared to $1,384,000 for 1999. Product development expense was comparable to 1999, with increased spending being offset by decreased amortization of previously capitalized costs. Customer support expense increased $170,000 as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased from 15% in 1999 to 13% in 2000.

Operating Income:

Operating income for 2000 was $873,000 as compared to $462,000 for 1999. This improvement in operating results is due principally to the increase in courseware and professional services revenue, offset by the increased selling, general and administrative, and customer support expenses in 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Second Quarter Fiscal 2000 Compared to Second Quarter Fiscal 1999, Continued

Interest Expense:

Interest expense decreased to $253,000 for 2000 from $474,000 for 1999 primarily as a result of the decreased level of bank borrowings at lower interest rates in 2000 and the accelerated amortization of fees related to the Company’s previous revolving loan agreement in 1999.

Income Taxes:

In the fourth quarter of 1999, the Company reversed approximately $10.2 million of valuation allowance placed on the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable. Accordingly, income tax expense of $201,000 was recorded using the Company’s estimated fiscal year 2000 effective income tax rate.

RESULTS OF OPERATIONS

First Six Months Fiscal 2000 Compared to First Six Months Fiscal 1999

The following table presents income statement amounts as a percentage of revenue:

	2000	1999

Revenues	100.0%	100.0%

Cost of revenues	15.0	15.5

Gross profit	85.0	84.5

Selling, general and administrative expense	75.7	77.9

Product development and customer support expense	15.6	17.9

Total operating expenses	91.3	95.8

Operating loss	(6.3)	(11.3)

Interest expense	2.5	7.2

Other expense, net	0.5	0.6

Loss before income taxes	(9.3)	(19.1)

Income tax benefit	(3.5)	—

Net loss	(5.8)%	(19.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

First Six Months Fiscal 2000 Compared to First Six Months Fiscal 1999, Continued

Revenues:

The following table highlights revenues by product line (in 000’s):

	2000		1999

	Revenue	% of Total	Revenue	% of Total

Courseware and professional services	$17,597	89.0%	$13,738	90.3%

Hardware, third-party courseware and other	2,168	11.0	1,468	9.7

Total revenues	$19,765	100.0%	$15,206	100.0%

Courseware and professional services revenue, the driver of the Company’s operations, increased $3,859,000 or 28% as compared to 1999. The Company continues to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved primarily through increased sales volume to both new and existing customers. Low margin revenues, including hardware, third-party courseware and other services increased $700,000. Total revenues were $19,765,000, an increase of $4,559,000 from 1999.

Gross Profit:

Gross profit for 2000 increased $3,956,000 or 31% to $16,799,000 as compared to $12,843,000 for 1999. This increase was due to the increase in courseware and professional services revenue. Gross margin was 85% for both 2000 and 1999.

Selling, General, and Administrative Expense:

Selling, general, and administrative expense for 2000 increased $3,117,000 or 26% to $14,960,000 as compared to $11,843,000 for 1999. Sales and marketing expenses increased $1,536,000 and general and administrative expenses increased $467,000 due primarily to the planned infrastructure expansion of the sales and marketing organization. The remaining increase was due principally to increased commissions resulting primarily from the growth in revenue. As a percentage of revenue, total selling, general and administrative expense decreased from 78% in 1999 to 76% in 2000.

Product Development and Customer Support:

Product development and customer support expense for 2000 increased $371,000 or 14% to $3,091,000 as compared to $2,720,000 for 1999. Product development expense increased $67,000, due primarily to increased spending offset by decreased capitalization of costs and decreased amortization of previously capitalized costs as compared to 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

First Six Months Fiscal 2000 Compared to First Six Months Fiscal 1999, Continued

Product Development and Customer Support, Continued

Customer support expense increased $304,000 as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased from 18% in 1999 to 16% in 2000.

Operating Loss:

The operating loss for 2000 was $1,252,000 as compared to $1,720,000 for 1999. This improvement in operating results is due principally to the increase in courseware and professional services revenue, offset by the increased selling, general and administrative, and customer support expenses in 2000.

Interest Expense:

Interest expense decreased to $485,000 for 2000 from $1,089,000 for 1999 primarily as a result of the decreased level of bank borrowings at lower interest rates in 2000 and the accelerated amortization of fees related to the Company’s previous revolving loan agreement in 1999.

Income Taxes:

In the fourth quarter of 1999, the Company reversed approximately $10.2 million of valuation allowance placed on the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable. Accordingly, an income tax benefit of $696,000 was recorded using the Company’s estimated fiscal year 2000 effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company’s principal sources of liquidity included cash and cash equivalents of $119,000, net accounts receivable of $18,380,000, and its line of credit. The Company had installment receivables of $11,077,000 at April 30, 2000, of which $10,481,000 are to be billed within one year and are included in net accounts receivable. Working capital was $5,073,000 at April 30, 2000, a decrease of $1,966,000 from October 31, 1999, due primarily to the collection of accounts receivable and the increased short-term borrowings offset by the payment of year end accruals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, Continued

Net cash provided by the Company’s operating activities was $610,000 for the first six months of fiscal 2000 as compared to net cash used in operating activities of $2,216,000 for the first six months of fiscal 1999. Cash flows from operations were used principally to fund the Company’s working capital requirements.

Net cash used in the Company’s investing activities was $1,976,000 for the first six months of fiscal 2000 for capital expenditures and capitalized product development costs.

Net cash provided by financing activities was $1,514,000 for the first six months of fiscal 2000, primarily from short-term borrowings. The Company has resources available under its revolving loan agreement to provide up to a maximum $15 million line of credit. At April 30, 2000, borrowings of $5,941,000 were outstanding at a weighted-average interest rate of 9.1% and the unused borrowing capacity was $6,486,000.

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

YEAR 2000

The Company began addressing the Year 2000 (Y2K) issue in early 1998 and developed and implemented a comprehensive Y2K readiness plan for the Company’s products and operations. As of June 1, 2000 the Company has not, nor to its knowledge have any of the Company’s key business partners, experienced any material Y2K complications. However, there can be no absolute assurance that the Company and its business partners will not experience some complications resulting from the Y2K issue in the future. The Company’s Y2K costs have not been material to its financial condition or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

At April 30, 2000, the fair value of the Company’s debt approximates market. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent change in interest rates. The Company’s long-term debt is held at a fixed rate. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk:

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 4% and 3% of total revenues were denominated in currencies other than the U.S. dollar for the three and six months ended April 30, 2000.

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

Item 2.    Changes in Securities

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on March 30, 2000 at which stockholders voted on and approved the following:

(a) The election of two Class I directors of the Company to serve until the 2003 Annual Meeting. The voting was as follows:

Name	For	Withheld

William R. Roach	5,842,101	198,584

John L. Krakauer	5,867,601	173,084

(b) An amendment to the Company’s certificate of incorporation to effectuate a name change from TRO Learning, Inc. to PLATO Learning, Inc. The voting was as follows:

For	Against	Withheld

6,015,635	19,297	5,753

(c) The 2000 Stock Incentive Plan. The voting was as follows:

For	Against	Withheld

2,345,256	1,073,579	21,496

(d) The 2000 Non-Employee Directors Stock Option Plan. The voting was as follows:

For	Against	Withheld

2,856,419	559,558	24,354

Item 4.    Submission of Matters to a Vote of Security Holders, Continued

(e) The appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending October 31, 2000. The voting was as follows:

For	Against	Withheld

6,013,796	16,480	10,409

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

27	Financial Data Schedule

(b) Reports on Form 8-K:

On April 24, 2000, the Company filed a Current Report on Form 8-K to announce its name change from TRO Learning, Inc. to PLATO Learning, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 7, 2000.

PLATO LEARNING, INC.

By	/s/William R. Roach, Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/John Murray President, Chief Operating Officer and Acting Chief Financial Officer (principal financial officer)

/s/Mary Jo Murphy Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)