Form 10-Q
period 2000-07-31
PLATO LEARNING INC
filed 2000-09-14
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-20842

PLATO LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3660532 (I.R.S. Employer Identification No.)

10801 Nesbitt Avenue South, Bloomington, MN (Address of principal executive offices)	55437 (Zip Code)

Registrant’s telephone number, including area code:	(952) 832-1000

1721 Moon Lake Boulevard, Suite 555, Hoffman Estates, IL 60194
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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value Class	7,909,952 shares Outstanding as of September 1, 2000

(This document contains 21 pages)

PLATO Learning, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2000	1999	2000	1999

Revenues	$16,138	$12,624	$35,903	$27,830

Cost of revenues	1,707	1,593	4,673	3,956

Gross profit	14,431	11,031	31,230	23,874

Operating expenses:

Selling, general and administrative	8,965	6,736	23,925	18,579

Product development and customer support	1,521	1,403	4,612	4,123

Total operating expenses	10,486	8,139	28,537	22,702

Operating income	3,945	2,892	2,693	1,172

Interest expense	227	331	712	1,420

Other expense, net	89	38	186	129

Income (loss) before income taxes	3,629	2,523	1,795	(377)

Income taxes	1,306	—	610	—

Net income (loss)	2,323	2,523	1,185	(377)

Preferred stock accretion	—	—	129	670

Net income (loss) available to common stockholders	$2,323	$2,523	$1,056	$(1,047)

Earnings per share:

Basic	$0.31	$0.38	$0.15	$(0.16)

Diluted	$0.28	$0.34	$0.14	$(0.16)

Weighted average common shares outstanding:

Basic	7,576	6,598	7,273	6,484

Diluted	8,470	7,755	7,577	6,484

Comprehensive income (loss):

Net income (loss)	$2,323	$2,523	$1,185	$(377)

Foreign currency translation adjustments	(46)	(19)	(149)	14

Total comprehensive income (loss)	$2,277	$2,504	$1,036	$(363)

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	July 31,	October 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$475	$63

Accounts receivable, less allowances of $1,722 and $1,005, respectively	21,685	19,814

Inventories	666	646

Prepaid expenses and other current assets	729	720

Total current assets	23,555	21,243

Equipment and leasehold improvements, less accumulated depreciation of $2,728 and $3,700, respectively	1,483	1,269

Product development costs, less accumulated amortization of $8,519 and $7,037, respectively	7,368	6,843

Deferred income taxes	9,611	10,357

Other assets	4,962	1,476

	$46,979	$41,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Revolving loan	$2,919	$4,587

Accounts payable	1,171	1,285

Accrued employee salaries and benefits	2,484	2,677

Accrued liabilities	1,981	1,482

Deferred revenue	5,344	4,173

Total current liabilities	13,899	14,204

Long-term debt	2,725	3,050

Deferred revenue, less current portion	251	420

Other liabilities	182	133

Total liabilities	17,057	17,807

Convertible redeemable preferred stock, net of unamortized discounts and issuance costs; $10,000 stated value per share; 540 shares authorized; 285 shares issued and outstanding at October 31, 1999; involuntary liquidation value of $3,280 at October 31, 1999	—	2,006

Redeemable common stock, $.01 par value; 490,000 shares outstanding at October 31, 1999	—	1,799

Stockholders’ equity:

Common stock, $.01 par value, 25,000,000 shares authorized; 8,019,000 shares issued and 7,896,000 shares outstanding at July 31, 2000; 6,560,000 shares issued and 6,438,000 shares outstanding at October 31, 1999	79	64

Paid in capital	33,157	23,839

Treasury stock at cost, 123,000 and 122,000 shares, respectively	(1,209)	(1,186)

Accumulated deficit	(1,376)	(2,561)

Accumulated other comprehensive loss	(729)	(580)

Total stockholders’ equity	29,922	19,576

	$46,979	$41,188

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$1,185	$(377)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Deferred income taxes	610	—

Depreciation and amortization	2,053	2,241

Provision for doubtful accounts	1,400	1,033

Loss on disposal of equipment	85	8

(Increase) decrease in assets, net of acquisition in 2000:

Accounts receivable	(2,882)	(2,359)

Inventories	(14)	36

Prepaid expenses and other current and noncurrent assets	635	316

Increase (decrease) in liabilities, net of acquisition in 2000:

Accounts payable	(157)	(1,590)

Accrued liabilities, accrued employee salaries and benefits and other liabilities	(82)	(1,414)

Deferred revenue	1,002	448

Total adjustments	2,650	(1,281)

Net cash provided by (used in) operating activities	3,835	(1,658)

Cash flows from investing activities:

Acquisition, net of cash acquired	(4,114)	—

Capital expenditures	(825)	(706)

Capitalization of product development costs	(1,881)	(2,035)

Net cash used in investing activities	(6,820)	(2,741)

Cash flows from financing activities:

Net proceeds from issuance of common stock	5,199	109

Net(repayments of) proceeds from short-term borrowings	(1,668)	1,810

Repayment of long-term debt	—	(2,441)

Net proceeds from issuance of convertible redeemable preferred stock	—	4,499

Net cash provided by financing activities	3,531	3,977

Effect of foreign currency on cash	(134)	15

Net increase (decrease) in cash and cash equivalents	412	(407)

Cash and cash equivalents at beginning of period	63	466

Cash and cash equivalents at end of period	$475	$59

Supplemental cash flow information:

Cash paid for interest	$774	$1,266

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business:

PLATO Learning, Inc. and its subsidiaries (the "Company") provide computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 2,000 hours of objective-based, problem solving courseware and include assessment, alignment, and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets, and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site and a growing number of distributors. PLATO courseware is marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers.

On March 30, 2000, the Company’s stockholders approved a change in the Company’s name from TRO Learning, Inc. to PLATO Learning, Inc.

Basis of Presentation:

The accompanying consolidated financial statements are unaudited but reflect all adjustments (of a normal, recurring nature) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

Revenue Recognition, Continued:

determinable, and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each deliverable determined on vendor-specific objective evidence. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company’s problem resolution and support "hotline" service for a one-year period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

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

Accounts receivable include installment receivables of $10,980,000 and $11,806,000 at July 31, 2000 and October 31, 1999, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $359,000 and $978,000 at July 31, 2000 and October 31, 1999, respectively, and are included in other assets on the consolidated balance sheets.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	DEBT

Revolving Loan:

At July 31, 2000, borrowings of $2,919,000 were outstanding under the Company’s revolving loan agreement at an interest rate of 10.5% and the unused borrowing capacity was $11,930,000.

Long-Term Debt:

For the nine months ended July 31, 2000, $325,000 of the Company’s 10% subordinated convertible debentures were converted by the holders into approximately 36,000 shares of the Company’s common stock at $9.01 per share. Pursuant to the terms of the debentures, the conversion price was adjusted from the original $9.60 per share to $9.01 per share prior to the conversions.

4.	CONVERTIBLE REDEEMABLE PREFERRED STOCK

In January 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") and warrants to purchase 125,000 shares of the Company’s common stock at $9.51 per share for an aggregate purchase price of $5 million.

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

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CONVERTIBLE REDEEMABLE PREFERRED STOCK, Continued

The conversion terms of the Series C Preferred included a beneficial conversion feature at the issue date. The most beneficial conversion price was determined to be 82% of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days prior to the issue date. As of the issue date, the Company allocated approximately $826,000 to the beneficial conversion feature resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred. The beneficial conversion feature was to be recognized as a deemed dividend to the preferred stockholders over the 631 day period from the issue date to the date of the most beneficial conversion percentage using the greater of the effective interest method or the amount the holder can realize at each reporting date. Amortization of the beneficial conversion feature was $0 and $129,000 for the three and nine months ended July 31, 2000, respectively. Amortization of the beneficial conversion feature was $0 and $670,000 for the three and nine months ended July 31, 1999, respectively.

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

During the six months ended April 30, 2000, the remaining 285 shares of the Series C Preferred were converted by the holders into approximately 571,000 shares of the Company’s common stock.

Since all of the Series C Preferred has been converted, shares of the Company’s common stock obtained through conversions (approximately 1,061,000 shares) are no longer subject to redemption in cash at the option of the holder upon certain events. Accordingly, the carrying value of these common shares (approximately $3,928,000) was transferred to stockholders’ equity on the consolidated balance sheets at April 30, 2000.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY

On July 17, 2000, the Company issued 356,125 shares of its common stock at $14.04 per share in a $5 million private placement. The Company received net proceeds of approximately $4,850,000, which were used for the acquisition of CyberEd, Inc. (see Note 7 of Notes to Consolidated Financial Statements).

Concurrent with this transaction, the Company issued (a) warrants to purchase 71,225 shares of its common stock at an exercise price of $16.72 per share and (b) adjustment warrants for the automatic issuance, if at all, of shares of its common stock at an exercise price of $0.01 per share. Pursuant to the adjustment warrants, the number of shares of common stock issued with this transaction will be adjusted, if at all, during various adjustment periods over the eleven months subsequent to the issue date. During each adjustment period, a portion of the common stock issued will be adjusted, and adjustment warrants issued, if the market price of the Company’s common stock, as defined, is less than $15.44 per share. All warrants expire in July 2003.

6.	EARNINGS PER SHARE

Earnings per share is calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2000	1999	2000	1999

Basic:

Net income (loss) available to common stockholders	$2,323	$2,523	$1,056	$(1,047)

Weighted average common shares outstanding	7,576	6,598	7,273	6,484

Basic earnings per share	$0.31	$0.38	$0.15	$(0.16)

Diluted:

Net income (loss) available to common stockholders	$2,323	$2,523	$1,056	$(1,047)

Convertible debentures interest	47	76	—	—

Net income (loss) for diluted earnings per share	$2,370	$2,599	$1,056	$(1,047)

Weighted average common shares outstanding	7,576	6,598	7,273	6,484

Potential common shares:

Stock options and warrants	609	44	304	—

Convertible preferred stock	—	795	—	—

Convertible debentures	285	318	—	—

Weighted average common and potential common shares outstanding for diluted earnings per share	8,470	7,755	7,577	6,484

Diluted earnings per share	$0.28	$0.34	$0.14	$(0.16)

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	EARNINGS PER SHARE, Continued

For the nine months ended July 31, 2000, potential common shares from the convertible preferred stock and the convertible debentures are antidilutive and excluded from the calculation of diluted earnings per share. The number of potential common shares excluded was approximately 521,000.

For the nine months ended July 31, 1999, basic and diluted earnings per share are the same. The Company incurred a net loss for the period, and all potential common shares are antidilutive and excluded from the calculation of diluted earnings per share. The number of potential common shares excluded was approximately 990,000.

7.	BUSINESS COMBINATION

On July 21, 2000, the Company acquired CyberEd, Inc. ("CyberEd"), a privately held Nevada corporation and provider of multimedia science courseware for high schools, for $4.8 million in cash. The purchase price is subject to adjustment based upon the final determination of net assets acquired.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired were recorded at their estimated fair values on the acquisition date. The preliminary allocation of the purchase price includes approximately $0.9 million to the fair value of net tangible assets acquired and approximately $4 million to identifiable intangible assets and goodwill. Goodwill will be amortized over seven years and identifiable intangible assets will be amortized over their estimated useful lives.

Due to the timing of the acquisition within the quarter, the allocation of the purchase price as of July 31, 2000 is preliminary. The actual allocation may be different after the final purchase price adjustment and third party appraisals of the intangible assets are completed.

The results of operations for CyberEd are not material to the Company’s consolidated financial statements and, accordingly, proforma financial disclosures are not presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The Company provides computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 2,000 hours of objective-based, problem solving courseware and include assessment, alignment, and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets, and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site and a growing number of distributors. PLATO courseware is marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers.

On March 30, 2000, the Company’s stockholders approved a change in the Company’s name from TRO Learning, Inc. to PLATO Learning, Inc.

On July 21, 2000, the Company acquired CyberEd, Inc. ("CyberEd"), a privately held Nevada corporation and provider of multimedia science courseware for high schools, for $4.8 million in cash, subject to final adjustment. The acquisition was accounted for using the purchase method of accounting (see Note 7 of Notes to Consolidated Financial Statements). The results of operations for CyberEd are not material to the results of operations for the third quarter and first nine months of fiscal 2000.

RESULTS OF OPERATIONS

Third Quarter Fiscal 2000 Compared to Third Quarter Fiscal 1999

The following table presents income statement amounts as a percentage of revenue:

	2000	1999

Revenues	100.0%	100.0%

Cost of revenues	10.6	12.6

Gross profit	89.4	87.4

Selling, general and administrative expense	55.6	53.4

Product development and customer support expense	9.4	11.1

Total operating expenses	65.0	64.5

Operating income	24.4	22.9

Interest expense	1.4	2.6

Other expense, net	0.6	0.3

Income before income taxes	22.4	20.0

Income taxes	8.1	—

Net income	14.3%	20.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Third Quarter Fiscal 2000 Compared to Third Quarter Fiscal 1999, Continued

Revenues:

The following table highlights revenues by product line (in 000’s):

	2000		1999

	Revenue	% of Total	Revenue	% of Total

Courseware and professional services	$14,898	92.3%	$11,488	91.0%

Hardware, third-party courseware and other	1,240	7.7	1,136	9.0

Total revenues	$16,138	100.0%	$12,624	100.0%

Courseware and professional services revenue, the driver of the Company’s operations, increased $3,410,000 or 30% as compared to 1999. The Company continues to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved primarily through increased sales volume to both new and existing customers. Low margin revenues, including hardware, third-party courseware and other services increased $104,000. Total revenues were $16,138,000, an increase of $3,514,000 from 1999.

Gross Profit:

Gross profit for 2000 increased $3,400,000 or 31% to $14,431,000 as compared to $11,031,000 for 1999. This increase was principally due to the increase in courseware and professional services revenue. Gross margin was 89% for 2000 as compared to 87% for 1999.

Selling, General, and Administrative Expense:

Selling, general, and administrative expense for 2000 increased $2,229,000 or 33% to $8,965,000 as compared to $6,736,000 for 1999. Sales and marketing expenses increased $952,000 and general and administrative expenses increased $257,000 due primarily to the planned infrastructure expansion of the sales and marketing organization. Commissions increased $720,000 due to the growth in revenue and account managers reaching higher commission levels earlier in the year. The provision for doubtful accounts increased $300,000 due primarily to the identification of certain accounts for which payment will not be received. As a percentage of revenue, total selling, general and administrative expense increased from 53% in 1999 to 56% in 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Third Quarter Fiscal 2000 Compared to Third Quarter Fiscal 1999, Continued

Product Development and Customer Support Expense:

Product development and customer support expense for 2000 increased $118,000 or 8% to $1,521,000 as compared to $1,403,000 for 1999. Product development expense decreased $91,000 from 1999, primarily due to decreased amortization of previously capitalized costs. Customer support expense increased $209,000 as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased from 11% in 1999 to 9% in 2000.

Operating Income:

Operating income for 2000 was $3,945,000 as compared to $2,892,000 for 1999. This improvement in operating results is due principally to the increase in courseware and professional services revenue, partially offset by the increased selling, general and administrative, and customer support expenses in 2000.

Interest Expense:

Interest expense decreased to $227,000 for 2000 from $331,000 for 1999 primarily as a result of the decreased level of bank borrowings at lower interest rates in 2000 and the accelerated amortization of fees related to the Company’s previous revolving loan agreement in 1999.

Income Taxes:

In the fourth quarter of 1999, the Company reversed approximately $10.2 million of valuation allowance placed on the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable. Accordingly, income tax expense of $1,306,000 was recorded in the third quarter of 2000 using the Company’s estimated fiscal year 2000 effective income tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

First Nine Months Fiscal 2000 Compared to First Nine Months Fiscal 1999

The following table presents income statement amounts as a percentage of revenue:

	2000	1999

Revenues	100.0%	100.0%

Cost of revenues	13.0	14.2

Gross profit	87.0	85.8

Selling, general and administrative expense	66.6	66.8

Product development and customer support expense	12.8	14.8

Total operating expenses	79.4	81.6

Operating income	7.6	4.2

Interest expense	2.0	5.1

Other expense, net	0.5	0.5

Income (loss) before income taxes	5.1	(1.4)

Income taxes	1.7	—

Net income (loss)	3.4%	(1.4)%

Revenues:

The following table highlights revenues by product line (in 000’s):

	2000		1999

	Revenue	% of Total	Revenue	% of Total

Courseware and professional services	$32,495	90.5%	$25,226	90.6%

Hardware, third-party courseware and other	3,408	9.5	2,604	9.4

Total revenues	$35,903	100.0%	$27,830	100.0%

Courseware and professional services revenue, the driver of the Company’s operations, increased $7,269,000 or 29% as compared to 1999. The Company continues to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved primarily through increased sales volume to both new and existing customers. Low margin revenues, including hardware, third-party courseware and other services increased $804,000. Total revenues were $35,903,000, an increase of $8,073,000 from 1999.

Gross Profit:

Gross profit for 2000 increased $7,356,000 or 31% to $31,230,000 as compared to $23,874,000 for 1999. This increase was due to the increase in courseware and professional services revenue. Gross margin was 87% for 2000 and 86% for 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

First Nine Months Fiscal 2000 Compared to First Nine Months Fiscal 1999, Continued

Selling, General, and Administrative Expense:

Selling, general, and administrative expense for 2000 increased $5,346,000 or 29% to $23,925,000 as compared to $18,579,000 for 1999. Sales and marketing expenses increased $2,488,000 and general and administrative expenses increased $724,000 due primarily to the planned infrastructure expansion of the sales and marketing organization. Commissions increased $1,696,000 from the growth in revenue and account managers reaching higher commission levels earlier in the year. The provision for doubtful accounts increased $438,000 due primarily to the identification of certain accounts for which payment will not be received. As a percentage of revenue, total selling, general and administrative expense was 67% for both 1999 and 2000.

Product Development and Customer Support Expense:

Product development and customer support expense for 2000 increased $489,000 or 12% to $4,612,000 as compared to $4,123,000 for 1999. Customer support expense increased $513,000 as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased from 15% in 1999 to 13% in 2000.

Operating Income:

Operating income for 2000 was $2,693,000 as compared to $1,172,000 for 1999. This improvement in operating results is due principally to the increase in courseware and professional services revenue, partially offset by the increased selling, general and administrative, and customer support expenses in 2000.

Interest Expense:

Interest expense decreased to $712,000 for 2000 from $1,420,000 for 1999 primarily as a result of the decreased level of bank borrowings at lower interest rates in 2000 and the accelerated amortization of fees related to the Company’s previous revolving loan agreement in 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

First Nine Months Fiscal 2000 Compared to First Nine Months Fiscal 1999, Continued

Income Taxes:

In the fourth quarter of 1999, the Company reversed approximately $10.2 million of valuation allowance placed on the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable. Accordingly, income tax expense of $610,000 was recorded for the first nine months of 2000 using the Company’s estimated fiscal year 2000 effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company’s principal sources of liquidity included cash and cash equivalents of $475,000, net accounts receivable of $21,685,000, and its line of credit. The Company had installment receivables of $11,339,000 at July 31, 2000, of which $10,980,000 are to be billed within one year and are included in net accounts receivable. Working capital was $9,656,000 at July 31, 2000, an increase of $2,617,000 from October 31, 1999, due primarily to increased accounts receivable and decreased short-term borrowings offset by increased accruals and deferred revenue.

Net cash provided by the Company’s operating activities was $3,835,000 for the first nine months of fiscal 2000 as compared to net cash used in operating activities of $1,658,000 for the first nine months of fiscal 1999. Cash flows from operations were used principally to fund the Company’s working capital requirements.

Net cash used in the Company’s investing activities was $6,820,000 for the first nine months of fiscal 2000. The acquisition of CyberEd, net of cash acquired, used $4,114,000 (see Note 7 of Notes to Consolidated Financial Statements). The remaining net cash used in investing activities was $825,000 for capital expenditures and $1,881,000 for capitalized product development costs.

Net cash provided by financing activities was $3,531,000 for the first nine months of fiscal 2000. The Company completed a private placement of common stock, resulting in net proceeds of $4,850,000 (see Note 5 of Notes to Consolidated Financial Statements), partially offset by the $1,668,000 of net repayments of short-term borrowings. The Company has resources available under its revolving loan agreement to provide borrowings of up to $15 million, as determined by the available borrowing base. At July 31, 2000, borrowings of $2,919,000 were outstanding at an interest rate of 10.5% and the unused borrowing capacity was $11,930,000.

The Company maintains adequate cash reserves and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

YEAR 2000

The Company began addressing the Year 2000 (Y2K) issue in early 1998 and developed and implemented a comprehensive Y2K readiness plan for the Company’s products and operations. As of September 1, 2000 the Company has not, nor to its knowledge have any of the Company’s key business partners, experienced any material Y2K complications. However, there can be no absolute assurance that the Company and its business partners will not experience some complications resulting from the Y2K issue in the future. The Company’s Y2K costs have not been material to its financial condition or results of operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

At July 31, 2000, the fair value of the Company’s debt approximates market. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent change in interest rates. The Company’s long-term debt is held at a fixed rate. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk:

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 5% of total revenues were denominated in currencies other than the U.S. dollar for the three and nine months ended July 31, 2000.

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

On July 17, 2000, the Company issued 356,125 shares of its common stock, warrants to purchase 71,225 shares of its common stock, and adjustment warrants in a $5 million private placement (see Note 5 of Notes to Consolidated Financial Statements).

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

27	Financial Data Schedule

(b)	Reports on Form 8-K:

On August 3, 2000, the Company filed a Current Report on Form 8-K for the completion of a $5 million private placement of its common stock.

On August 3, 2000, the Company filed a Current Report on Form 8-K for the acquisition of CyberEd, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2000.

PLATO LEARNING, INC

By /s/ William R. Roach ______________________________ Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ John Murray ______________________________ President, Chief Operating Officer and Acting Chief Financial Officer (principal financial officer)

/s/ Mary Jo Murphy ______________________________ Vice President, Corporate Controller, Assistant Secretary and Chief Accounting Officer (principal accounting officer)