Form 10-K
period 2000-10-31
PLATO LEARNING INC
filed 2001-01-17
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2000

Commission File Number 0-20842

PLATO Learning, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-3660532

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10801 Nesbitt Avenue South, Bloomington, MN	55437

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(952) 832-1000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.    Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares of the Registrant’s common stock, par value $.01, outstanding as of December 27, 2000 was 8,315,832 shares. The aggregate market value of common stock (based on the closing price on December 27, 2000) held by non-affiliates of the Registrant was approximately $117,482,000.

Documents Incorporated by Reference

The information required in Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 22, 2001 (the “2001 Proxy Statement”). The 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

This document contains 59 pages.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS

Overview:

PLATO Learning, Inc. (the “Company”) enhances the learning process by providing computer-based and e-learning instruction and related services and by offering basic to advanced level courseware in reading, writing, math, science, and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 2,000 hours of objective-based, problem solving courseware and include assessment, alignment, and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets, and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site and a growing number of distributors. PLATO courseware is marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers.

The Company operates its principal business in the single industry segment of education and training software (see Note 12 to Consolidated Financial Statements for segment and geographic information).

PLATO Learning, Inc.’s wholly-owned subsidiaries are PLATO, Inc. and CyberEd, Inc. (“CyberEd”). PLATO, Inc. has two wholly-owned subsidiaries, PLATO Learning (Canada), Inc., and PLATO Learning (UK) Ltd.

Company History:

The Company is a Delaware corporation and was incorporated in 1989. At that time the Company acquired the principal business of the Training and Education Group of Control Data Corporation. In December 1992, the Company became publicly held and its common stock has since traded on the NASDAQ National Market System under the symbol TUTR.

In September 1998, the Company sold its Aviation Training business (which marketed computer-based instructional systems to airlines worldwide for use by commercial airline pilots, maintenance crews, and cabin personnel) to focus exclusively on its education business.

On March 30, 2000, the Company’s stockholders approved a change in the Company’s name from TRO Learning, Inc. to PLATO Learning, Inc. The Company also changed the names of its three direct and indirect subsidiaries from The Roach Organization, Inc., TRO Learning (Canada), Inc., and TRO Learning (UK) Ltd. to PLATO, Inc., PLATO Learning (Canada), Inc. and PLATO Learning (UK) Ltd., respectively.

On July 21, 2000, the Company acquired CyberEd, a privately held Nevada corporation and provider of multimedia science courseware for high schools, for $4.4 million in cash, net of cash

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Company History, Continued

acquired. The acquisition was accounted for using the purchase method of accounting (see Note 2 to Consolidated Financial Statements).

Products and Services:

The Company’s products offer educators and trainers an effective complement, supplement or alternative to instructor-led education. PLATO is a computer-based instructional system designed to enhance the learning process and help adolescent and adult learners reach their fullest potential. PLATO provides interactive, individualized instruction in a broad range of subjects. PLATO courseware has proven effective in a variety of learning settings, including mainstream classrooms, alternative education programs, mandated state accountability test preparation, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation, workplace training, and military basic skills programs. Whether used for distance learning, as a complement or supplement to a traditional program, or as an advanced course offering, PLATO courseware motivates and engages a wide range of learners.

PLATO Courseware and Software:

The comprehensive PLATO courseware library includes over 2,000 hours of mastery-based instruction in the subject areas of reading, writing and language arts, mathematics, science, social studies, life and job skills, technology, and applied skills for the workplace. The consistent instructional strategy and design, and modular structure of PLATO courseware provides maximum flexibility to design customized programs to meet both individual learner needs and specific program objectives. This modularity has enabled the creation of over 250 pre-aligned packages to meet various state, federal and international program requirements.

PLATO courseware can integrate into an educational program as follows:

•	as a complement to classroom learning, addressing individual learner needs through enrichment and remediation;

•	as a supplement to classroom learning, providing additional instruction and practice; and

•	as a primary resource, allowing the instructor to focus attention on areas of the curriculum which are difficult for learners or which require ongoing dialog among learners and the instructor.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Products and Services, Continued

PLATO Courseware and Software, Continued

The Company regularly updates its PLATO courseware library and develops new products to extend and enhance it. In the spring of 1999, the Company released its 2,000-hour PLATO courseware library as a native 32-bit application under the Windows® operating system. Windows-based PLATO problem-solving courses employ sophisticated interactive simulations, online coaching, and advanced multimedia and graphics to create an exciting learning environment that fosters critical-thinking skills. New products recently released include Essential Reading Skills, Vocabulary and Reading Comprehension, UK Reading Strategies, CyberEd High School Biology Series, CyberEd High School Chemistry Series and the PLATO Web Learning Network. New courses scheduled for release in the near future include Fundamental Reading Strategies, Intermediate Reading Strategies and the PLATO Simulated Test System.

In 1998, Math Problem Solving was included in the Children’s Software Review (CSR) “All Star Software” list with a rating of 4.5 out of 5 stars. CSR’s All Star Software List is an ongoing collection of highly recommended software titles that is updated on a bi-monthly basis. Also in 1998, Vocabulary Builder was selected as a top five finalist for the 1999 Codie Award for Best New Education Software Program sponsored by the Software Publishers Association. Earning the status of a Codie Award finalist is significant, particularly since Vocabulary Builder was selected from a pool of more than 900 nominations.

CyberEd received the ComputEd Learning Lab Education Software Review Award (EDDIE) for 2000. This marks the third year in a row that CyberEd has claimed the award. CyberEd® Interactive Chemistry was selected as the “best 2000 post-secondary science software” for its academic content, technical merit, subject approach and quality of management system.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Products and Services, Continued

PLATO Courseware and Software, Continued

The following table summarizes PLATO courseware and software offerings:

PLATO COURSEWARE:

COMMUNICATION	SCIENCE/TECHNOLOGY

Reading 1 and 2	Science Fundamentals

Essential Reading Skills	Chemistry 1 and 2

Vocabulary and Reading Comprehension	Physics 1 and 2

Reading Strategies	Applied Physical Science: Technology Fundamentals

Advanced Reading Strategies	CyberEd High School Biology Series

Reading for Information	CyberEd High School Chemistry Series

Writing Series

Writing in the Workplace	SOCIAL STUDIES

Communication	Social Studies

Vocabulary Builder

UK Reading Strategies	LIFE SKILLS

Life and Job Skills

MATHEMATICS	Parenting Skills

Math Fundamentals

Math Fundamentals (Spanish Edition)	WORKSKILLS/SCHOOL-TO-WORK

Math Problem Solving	Quality Fundamentals

Data Skills	Reading for Information

Pre-Algebra	Communication

Beginning, Intermediate and Advanced Algebra	Writing in the Workplace

Beginning and Intermediate Algebra (Spanish Edition)	Data Skills

Geometry and Measurement 1 and 2	The Employment Partnership

Trigonometry	The Problem Solving Experience

Calculus 1 and 2

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Products and Services, Continued

PLATO Courseware and Software, Continued

THIRD PARTY COURSEWARE:

Reading Horizons	Ultrakey Keyboarding

Mindplay Writing Series	Discovery Channel School

English Discoveries (ESL)	Earth Science Series

Toward Algebra	Life Science Series

Business Software Training Series	Physical Science Series

Substances Abuse Series

PLATO SOFTWARE PRODUCTS:

PLATO Curriculum Manager	PLATO Records Transfer and Consolidation Utility

PLATO Pathways Instructional Management System for Windows	PCD3 Authoring System

PLATO Remote Administration	PLATO S.T.A.R.

PLATO INTERNET PRODUCTS:

PLATO on the Internet

PLATO Web Learning Network

PLATO Simulated Test System

PLATO courseware is objective-based and can be aligned to help learners meet specific program, local, state and provincial learning objectives and tests. PLATO courseware can also be aligned to national and international standardized tests and curriculum standards including:

•	ABLE (Adult Basic Literacy Exam)
•	ACT (American College Test)
•	CAT (California Achievement Test)
•	CAAT (Canadian Adult Achievement Test)
•	CASAS (Comprehensive Adult Student Assessment System)
•	GED (General Education Development) Exam
•	NCTM (National Council of Teachers of Mathematics) Standards
•	SAT (Scholastic Aptitude Test)
•	SCAN’S (Secretary’s Commission on Achieving Necessary Skills) Competencies
•	Standard Achievement Tests
•	TABE (Test of Adult Basic Education)
•	ACT Work Keys™
•	GNVQ (General National Vocational Qualification) (England)
•	English and Maths National Curriculum (England)
•	Key Skills, Communication and Application of Number (Curriculum 2000, England)
•	English and Maths 5-14 Curriculum (Scotland)

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Products and Services, Continued

PLATO Learning System

The PLATO Learning System consists of PLATO courseware, assessments and mastery tests, alignments to external performance standards (such as state graduation standards) and instructional management software.

PLATO Pathways, a component of the PLATO Learning System, is an easy to use Windows-based software program that seamlessly integrates assessment, instruction and management – giving instructors a versatile educational tool. This instructional management system diagnoses strengths and weaknesses and adaptively prescribes individualized learner menus – ensuring targeted, personalized instruction keyed to program goals. It can incorporate offline, online, and Web-based resources to enrich the learning experience. It also tracks learner progress and offers an extensive array of reports which provide administrators, teachers, learners, and parents with highly meaningful information that documents accountability and performance.

The PLATO Learning System is configured to use computers running Microsoft Windows (95, 98, NT and Windows 2000) or Apple® iMac or G3 with Windows emulation software. PLATO’s multiple delivery systems include:

•	Desktop Launch – with the desktop launch, individual PLATO courses can be delivered directly on a computer workstation without a management system. Individual student sign-on, bookmarking, recordkeeping, and reporting are available.

•	Local Area Networks (LAN) — with a LAN configuration, all courseware, management software, student records, and files are centralized and can be accessed by any learner, at any learning station, using a private PLATO identifier and password. The Company offers LAN configurations utilizing either Microsoft Windows NT/2000, Novell® NetWare or Linux servers.

•	CD-ROM Stand Alone — CD-ROM delivery allows a single computer workstation to deliver PLATO courseware using PLATO Pathways.

PLATO®Web Learning Network

The PLATO Web Learning Network offers, as an Internet Application Service, the same high quality instructional content and essential student management services that are found on the highly successful PLATO Learning System products. The PLATO Web Learning Network gives administrators the necessary leverage to seamlessly share PLATO courseware, assessment and

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Products and Services, Continued

PLATO®Web Learning Network, Continued

instructional management resources across a number of classrooms, school buildings and programs, and students’ homes to gain maximum return on their software investments. Because the PLATO Web Learning Network is an application service provider (ASP) product, districts can free up technical and hardware replacement budgets by eliminating the need to fund LANs at every location. These savings mean our customers gain added purchasing flexibility to provide even more students with the opportunity to achieve academic success with PLATO courseware.

The PLATO Web Learning Network links directly with the new PLATO® Simulated Test System to offer schools comprehensive skills diagnostics, assessment, instruction, and reporting services.

PLATO®Simulated Test System

The PLATO Simulated Test System is a Web-based assessment tool that provides state-standards practice tests and skill assessments with immediate scoring and links to instruction that will help the learner improve in areas of weakness.

Government-mandated promotion and graduation exams are requiring educators across the country to find new ways to identify student skill gaps and prepare them for national, state and local standardized tests. With the PLATO Simulated Test System, scheduled for release in January 2001, PLATO Learning introduces a powerful new tool to help educators meet this challenge. The system can be used with or without PLATO educational software.

The PLATO Simulated Test System, sold on an annual subscription basis, provides educators, parents and students with critical information on student, class, school and district-wide test readiness. The system gives teachers full control regarding the timing and frequency of practice tests, so students can be periodically re-assessed to determine their readiness. Each practice test is designed to emulate the actual test experience. Students may take the practice tests from any computer equipped with a browser, including their home computer. The system scores the practice test and provides instant feedback. For students enrolled in schools using PLATO software on a LAN or via the Internet, the system automatically creates an individualized learning path to fill the gaps.

To help educators and parents keep effective records of student progress, the system creates graphical and text reports for every student. Students and parents can view their own reports online. Educators can view individual student reports and class performance data, while administrators may view data by class, school or district.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Products and Services, Continued

Internet/Distance Learning

Remote learners with Internet or intranet access can review lessons, test for mastery, and progress through lesson sequences just as if they were onsite in the lab or classroom – using either the PLATO®on the Internet or the PLATO Web Learning Network products. Records and courseware are kept on an Internet Server and are accessible by learners on demand, from any location, using private PLATO identifiers and a password. Learners can monitor their progress and print a learner progress report. Administrators can monitor progress using a variety of reports that provide data both in summary and detailed formats.

E-commerce

Teachers, parents, home users, home schoolers, and businesses can purchase single topic PLATO courseware through the Company’s e-commerce Web site at www.plato.com as well as from a number of partner sites with links to this site. Customers may select from over 110 individual titles, including reading, mathematics, science, applied physical science, and vocabulary building. Purchases may be either electronically downloaded on demand or provided on CD-ROM to be shipped the next day. To ensure a transaction security for its customers, the Company provides secure online credit card transaction processing through its partnership with Digital River, a leader in Web-based commerce for digital products.

Professional Services:

PLATO Professional Services was created to ensure that clients receive the necessary support services for the success of their PLATO programs and ongoing personal development.

•	Training Services — Customized education and training solutions include implementation planning, professional development workshops, and ongoing training, evaluation and support – provided by the Company’s experienced Education Consultants.

•	Technical Support — On-site installation and specialized technical consulting provided by PLATO Field Engineers and Technicians for clients who do not have the appropriate skills.

•	Software Support — Available via a toll-free telephone number, Internet e-mail, the PLATO Support Web Page, and a PLATO Support CD, clients can access PLATO specialists and software analysts to answer questions or solve problems with their PLATO system. Clients also receive periodic updates and enhancements to their PLATO courseware and software.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Sales and Marketing:

The Company’s sales and marketing efforts are designed to increase market penetration and reinforce the Company’s reputation for product quality, service and customer satisfaction. The Company targets potentially large and growth market segments to which existing and future products can be sold through a variety of distribution networks and channels.

The Company uses a combination of direct sales resources and a reseller network, deploying e-commerce, catalogue, portals, multi level marketing and a comprehensive Web site (www.plato.com) in North America and the United Kingdom. Worldwide, the Company has established distribution agreements with experienced education product/services business partners in Singapore, Malaysia, Puerto Rico, United Arab Emirates and South Africa.

Business Environment:

The Company has seen increased acceptance of effective, multimedia-based, computer-aided methods of training and education due to, among other reasons, their flexibility, cost-efficiency, and demonstrated effectiveness.

The Federal E-Rate Program, Federal Technology Fund, and State and District initiatives have funneled tremendous numbers of dollars into creating state-of-the-art school technology infrastructures for the 21st century. The resulting growth in the number of computers and sophisticated telecommunications systems now in place in all schools has created a technology-rich environment that offers an excellent sales opportunity for sophisticated software applications. Responding to this new environment, the Company has grown its product line in the current year to leverage this tremendous opportunity. The PLATO Web Learning Network offers the full PLATO curricula as a browser-based application making possible delivery of PLATO software both inside and outside of the school building and making possible a full array of new services for students. The PLATO Simulated Test System provides online simulations of state-mandated tests so students can assess their readiness for their state test as well as receive automatic prescriptions to PLATO courseware for areas where they have failed to show skills mastery.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Competition:

In all of its markets, the Company competes primarily against more traditional methods of education and training, principally live classroom instruction. The Company competes primarily on the basis of the depth and recognized quality of its courseware and its ability to deliver a flexible, timely, cost-effective, and customized solution to a client’s education and training needs. Based on experience, the Company believes that product depth, quality and effectiveness are key factors which buyers use in evaluating competitive offerings.

Within the academic computer-based education market, the Company competes most directly with other learning system providers, including divisions within Pearson PLC, McGraw-Hill McMillian, Compass Learning, and Riverdeep. Generally, Compass competes in the elementary market, McGraw-Hill in the adult and college markets and Pearson’s CCC/NovaNet and Riverdeep each offer a K-12 line of products. PLATO courseware offers a comprehensive curriculum developed specifically for the adult and young adult learner and is especially appropriate for middle and high school learners. In the post-secondary education and training markets there are many regional and specialized competitors.

Product Development and Customer Support:

The Company’s product development group develops, enhances, and maintains the PLATO courseware, instructional management software, and delivery system platforms. This group employs a rigorous multi-phased product development methodology and process management system. Based on both classical instructional design concepts and models, as well as systems development management techniques, the Company’s product development methodology has been constructed to specifically address the creation of individualized, learner-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication and other related technologies. The Company’s rigorous instructional design and development methodology assures the instructional effectiveness and content integrity of the resulting product. This is supported and enhanced by a UK product development team that is able to respond effectively to international market requirements. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all courseware. Moreover, the Company’s innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.

Central to the courseware development process are six proprietary software tools: (1) PLATO Pathways - the PLATO instructional management system designed for system control, tracking and reporting of student performance, and administration; (2) Micro PLATO Authoring System (MPAS); and (3) PLATO Curriculum Design, Development and Delivery (PCD3) System – tools for

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Product Development and Customer Support, Continued

enhancement and maintenance of part of the PLATO courseware library; (4) Win PLATO – a proprietary software framework for authoring and delivering Windows courseware; (5) WebPLATO - a proprietary software framework for authoring and delivering Web-based courseware; and (6) PLATO Web Learning Network - a proprietary software framework for creating and delivering web pages for instructional management, student record keeping courseware delivery through a browser, access control and site monitoring.

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

All manufacturers’ warranties are passed through to the Company’s clients. After the warranty periods are over, the Company offers maintenance contracts through third-party service organizations. The Company contracts with outside vendors, primarily BancTec Services Corp., to provide for hardware installation and maintenance services for its client sites. In addition, the Company distributes a limited amount of third-party courseware and purchases off-the-shelf software and hardware products from Novell, Microsoft, and other vendors.

Proprietary Rights:

The Company regards its courseware and software as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, license and distribution agreements, employee and third-party non-disclosure agreements, and other methods to protect its proprietary rights. The Company owns the federal registration of the PLATO trademark. In addition, in 1989 Control Data assigned to the Company federally registered copyrights in the

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Proprietary Rights, Continued

PLATO courseware. The Company has not recorded the assignment of these copyrights because it believes the additional statutory rights resulting from recordation are not necessary for the protection of the Company’s rights therein. The Company has federal copyrights on all PLATO courseware produced since 1989. The Company has not applied for trademark registration at the state level, but has instead relied on its federal registrations and state common law rights to protect its proprietary information. The Company has registered the PLATO trademark in the United States and overseas and regards this registration as material to its business. The Company licenses some software from third-party developers and incorporates it into the Company’s courseware offerings.

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

Backlog:

The Company’s backlog consists of orders for the delivery of PLATO products and services in future periods. The backlog was approximately $8.6 million and $5 million, at October 31, 2000 and 1999, respectively. At October 31, 2000, approximately $2.3 million of the backlog is expected to be delivered subsequent to fiscal year 2001.

Seasonality:

The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, product shipments, client funding issues, marketing expenditures, product development expenditures, and promotional programs. In addition, some of the Company’s clients experience cyclical variations in funding which can impact the Company’s revenue patterns. The Company’s quarterly revenues can also fluctuate based upon spending patterns, budget cycles, and the fiscal year ends of these clients. The Company historically has experienced its lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

Item 1. BUSINESS, Continued

Employees:

As of November 30, 2000, the Company employed 376 people on a full-time basis, including 199 in sales and marketing, 57 in product development and operations, 91 in support services, and 29 in finance and administration. Within sales and marketing, the Company has 68 account managers responsible for sales of PLATO products and services and for maintaining active relationships with both current and potential clients. Additionally, the Company has 53 part-time employees.

Item 2. PROPERTIES

The Company leases all of its facilities, including its corporate headquarters in Bloomington, Minnesota. The Company has sales offices throughout the United States and its subsidiaries maintain offices in Canada and the United Kingdom.

The Company’s leased facilities are adequate to meet its business requirements.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 2000.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company as of January 1, 2001 were as follows:

John Murray	President and Chief Executive Officer

John M. Buske	Vice President, Finance and Chief Financial Officer

G. Thomas Ahern	Executive Vice President, Sales and Marketing

Wellesley R. Foshay	Vice President, Instructional Design and Cognitive Learning

David H. LePage	Senior Vice President, Operations

Mary Jo Murphy	Vice President, Corporate Controller, Assistant Secretary and Chief Accounting Officer

Frank Preese	Chief Technology Officer

Steven R. Schuster	Vice President, Treasurer and Secretary

John C. Super	Vice President, Strategic Planning

Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Mr. Murray’s business experience is set forth in the Company’s 2001 Proxy Statement under the Section “Election of Directors”. The information is incorporated herein by reference.

John M. Buske, age 50, joined the Company as Vice President, Finance and Chief Financial Officer in November 2000. From 1987 to November 2000, he was employed by St. Jude Medical, Inc. Since 1997, Mr. Buske held the position of Corporate Controller. Prior to 1997, he held the positions of Director of Finance and Assistant Treasurer. Prior to St. Jude Medical, Mr. Buske held various financial management positions with Apache Corporation, an oil and gas exploration company, and National Car Rental, a car rental and leasing company.

G. Thomas Ahern, age 42, was promoted to Executive Vice President, Sales and Marketing in December 2000. From November 1997 to November 1999, he was Senior Vice President, Sales and Marketing. From January to October 1997, he was Vice President, PLATO Education Sales, North America. From December 1992 to October 1997 he was Vice President, U.S. Sales, PLATO Education. Previously, he was Regional Vice President, Sales for the Company since its founding in 1989. Prior to joining the Company, Mr. Ahern was National Sales Manager for the Training and Education Group of Control Data Corporation.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

Wellesley R. Foshay, Ph.D., age 53, has served as Vice President, Instructional Design and Cognitive Learning since the Company’s founding in 1989. Prior to joining the Company, Dr. Foshay was Senior Director, Quality Assurance, Standards and Training for Applied Learning International, Inc., a training and education company.

David H. LePage, age 54, was promoted to Senior Vice President, Operations in December 2000. From 1997 to November 2000, he was Vice President, PLATO Support Services and Distribution. From the Company’s founding in 1989 until 1997, he was Vice President, Systems Development, Client Support and Operations. Prior to joining the Company, Mr. LePage was General Manager, Systems Development and Technical Support for the Training and Education Group of Control Data Corporation.

Mary Jo Murphy, age 44, joined the Company in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. She was named Assistant Secretary in March 2000. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

Frank Preese, age 53, was promoted to Chief Technology Officer in December 2000. From November 1997 to November 2000, he was Vice President, Product Development. From 1996 through 1997 he was Assistant Vice President, Curriculum Development and during 1995 was Senior Director of Curriculum Development. Prior to joining the Company in 1994 as Director of Curriculum Development, Mr. Preese was Vice President of Computer Services for Golle & Holmes Corporation, a training consultancy to Fortune 500 companies.

Steven R. Schuster, age 41, has served as Vice President and Treasurer and Secretary since September 2000. From March 2000 until September 2000 he served as Vice President and Treasurer and Assistant Secretary. From October 1998 until March 2000 he served as Vice President and Treasurer. He joined the Company in December 1996 as Vice President and Assistant Treasurer. Mr. Schuster was formerly Vice President for Norwest Bank, a financial services company, and the Assistant Treasurer for St. Jude Medical, Inc.

John C. Super, age 53, assumed the role of Vice President, Strategic Planning in December 2000. From June 1999 to November 2000, he was Vice President, Strategic Initiatives. Mr. Super was Vice President, Marketing from February 1997 through June 1999. From 1992 through 1996 he was Vice President, Strategic Sales and during 1991 was Vice President Sales, Eastern Region. Prior to joining the Company in 1990 as Workplace Account Manager, Mr. Super served in sales and management capacities with Wicat Systems and Computer Curriculum Corporation.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part I

EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

Recent Executive Officer Changes:

On November 21, 2000, the Company announced that, pursuant to its management succession plan established at the beginning of fiscal 2000, William R. Roach, founder of the Company had resigned as Chairman and Chief Executive Officer. General (retired), Dennis J. Reimer, a member of the Board of Directors, succeeded Mr. Roach as Chairman and John Murray, the Company’s President and Chief Operating Officer was appointed President and Chief Executive Officer. Mr. Roach will continue to be a member of the Board of Directors.

On November 27, 2000, the Company announced the appointment of John M. Buske as Vice President
Finance and Chief Financial Officer.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Market Information:

The Company’s common stock is publicly traded on the NASDAQ National Market System under the symbol TUTR.

The following table presents the high and low closing prices for the Company’s common stock as reported by NASDAQ for each quarter during the fiscal years ended October 31, 2000 and 1999:

	Fiscal 2000

	First	Second	Third	Fourth

High	$7.00	$12.50	$14.75	$25.31

Low	4.50	6.25	10.59	12.88

	Fiscal 1999

	First	Second	Third	Fourth

High	$10.06	$7.38	$7.13	$7.25

Low	7.00	5.63	5.88	5.31

Holders:

There were approximately 2,500 stockholders of record as of December 27, 2000 (includes individual participants in security position listings).

Dividends:

The Company has not declared or paid dividends on its common stock. The Company’s ability to pay dividends is restricted by its revolving loan agreement (see Note 5 to Consolidated Financial Statements). While future dividend payments are at the discretion of the Board of Directors, the Company is growth-oriented and there is no present intention to pay a cash dividend on its common stock.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 6.   SELECTED FINANCIAL DATA

	2000	1999	1998	1997	1996

(In thousands, except per share amounts)

Statement of Earnings data:

Revenues by product line:

PLATO	$56,123	$44,135	$39,385	$33,265	$36,980

Aviation Training	—	—	3,893	3,694	4,425

Total revenues	56,123	44,135	43,278	36,959	41,405

Gross profit	49,629	38,783	38,269	30,484	35,192

Selling, general and administrative

expense	34,163	26,464	25,408	36,988	27,537

Product development and customer

support expense	6,339	5,471	7,341	8,036	5,307

Operating profit (loss)	9,127	6,848	5,520	(14,540)	2,348

Interest expense	971	1,651	2,217	1,480	856

Income tax expense (benefit)	3,096	(10,000)	—	4,061	564

Net earnings (loss)	4,842	15,031	3,068	(20,217)	982

Per share of common stock:

Net earnings (loss) — diluted	0.60	2.03	0.47	(3.24)	0.15

Dividends	—	—	—	—	—

Balance Sheet data:

Total assets	50,590	41,188	27,407	29,088	42,327

Long-term debt	—	3,050	3,050	3,050	—

Total liabilities	14,745	17,807	23,738	28,341	21,515

Convertible redeemable preferred

stock	—	2,006	—	—	—

Redeemable common stock	—	1,799	—	—	—

Stockholders’ equity	35,845	19,576	3,669	747	20,812

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION

(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

Overview

The Company enhances the learning process by providing computer-based and e-learning instruction and related services, and by offering basic to advanced level courseware in reading, writing, math, science and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 2,000 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce web site and a growing number of distributors. PLATO courseware is marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers.

On March 30, 2000, the Company’s stockholders approved a change in the Company’s name from TRO Learning, Inc. to PLATO Learning, Inc.

Acquisition

On July 21, 2000, the Company acquired CyberEd, Inc. (“CyberEd”), a privately held Nevada corporation and provider of multimedia science courseware for high schools, for approximately $4,400 in cash, net of cash acquired. The acquisition was accounted for using the purchase method of accounting (see Note 2 to Consolidated Financial Statements). The results of operations for CyberEd have been included in the Company’s financial statements from the date of acquisition. These results are not material to the results of operations for the fourth quarter or the year ended October 31, 2000.

Divestiture

In September 1998, the Company sold its Aviation Training business (which marketed computer-based instructional systems to airlines worldwide for use by commercial airline pilots, maintenance crews and cabin personnel) to focus exclusively on its education business. To provide a more meaningful analysis of the Company’s results of operations, 1998 amounts exclude the revenues and expenses associated with Aviation Training.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION, Continued

(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

      The following table presents statement of earnings amounts (excluding Aviation Training in 1998) as a percentage of revenue:

	2000	1999	1998

Revenues	100.0%	100.0%	100.0%

Cost of revenues	11.6	12.1	10.9

Gross profit	88.4	87.9	89.1

Selling, general and administrative expense	60.9	60.0	60.5

Product development and customer

support expense	11.3	12.4	13.4

Total operating expenses	72.2	72.4	73.9

Operating profit	16.2	15.5	15.2

Interest expense	1.7	3.7	5.6

Other expense, net	0.4	0.4	0.5

Earnings before income taxes	14.1	11.4	9.1

Income tax expense (benefit)	5.5	(22.7)	—

Net earnings	8.6%	34.1%	9.1%

Revenues

The following table highlights revenues by product line:

	2000	1999	1998

Courseware and professional services	$51,453	$40,465	$35,694

Hardware, third-party courseware and other	4,670	3,670	3,691

Total revenues	$56,123	$44,135	$39,385

In 2000, courseware and professional services revenue, the driver of the Company’s operations, increased $10,988 or 27% as compared to 1999. The Company continued to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues for 2000 were $56,123, an increase of $11,988 from 1999.

Courseware and professional services revenue for 1999 increased $4,771 or 13% as compared to 1998. The Company experienced increased acceptance of its products and services in its various markets. Revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues for 1999 were $44,135, an increase of $4,750 from 1998.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION, Continued

(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, client spending patterns, budget cycles and fiscal year ends, and promotional programs. The Company historically has experienced its lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters.

Gross Profit

Gross profit for 2000 increased $10,846 or 28% to $49,629 as compared to $38,783 for 1999. This increase was due mainly to the increase in courseware and professional services revenue. Gross margin was a comparable 88% for both 2000 and 1999.

Gross profit for 1999 increased $3,683 or 10% to $38,783 as compared to $35,100 for 1998. This increase was primarily due to the increase in courseware and professional services revenue. Gross margin was 88% for 1999 as compared to 89% for 1998. The decrease resulted from a slight product mix shift.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for 2000 increased $7,699 or 29% to $34,163 as compared to $26,464 for 1999. The increase resulted from infrastructure expansion, higher commissions due to increased revenues and incentive bonuses, which were not available in 1999. As a percentage of revenue, total selling, general and administrative expense increased from 60% in 1999 to 61% in 2000.

Selling, general, and administrative expense for 1999 increased $2,631 or 11% to $26,464 as compared to $23,833 for 1998. The increase was due to an increase in the provision for doubtful accounts of $1,356 and an increase in sales and marketing expenses of $976 due to increased revenues. As a percentage of revenue, total selling, general and administrative expense decreased slightly from 61% in 1998 to 60% in 1999.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION, Continued

(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Product Development and Customer Support Expense

Product development and customer support expense for 2000 increased $868 or 16% to $6,339 as compared to $5,471 for 1999. The increase was due primarily to increased spending associated with enhanced reading products, simulated test products and the PLATO Web Learning Network. In addition, customer support expense increased as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased from 12% in 1999 to 11% in 2000.

Product development and customer support expense for 1999 increased $197 or 4% to $5,471 as compared to $5,274 for 1998. The increase was due primarily to increased spending associated with enhanced reading products. As a percentage of revenue, total product development and customer support expense decreased from 13% in 1998 to 12% in 1999.

Operating Profit

Operating profit for 2000 was $9,127 as compared to $6,848 for 1999. This improvement in operating results was due principally to the increase in courseware and professional services revenue, partially offset by increased selling, general and administrative expenses in 2000. Operating profit, as a percentage of revenue, increased slightly from 15.5% in 1999 to 16.2% in 2000.

Operating profit for 1999 was $6,848 as compared to $5,993 for 1998. This improvement in operating results was due principally to the increase in courseware and professional services revenue, partially offset by the increased sales and marketing and bad debt expenses in 1999. Operating profit, as a percentage of revenue, increased slightly from 15.2% in 1998 to 15.5% in 1999.

Interest Expense

Interest expense decreased to $971 for 2000 from $1,651 for 1999 primarily as a result of the decreased level of bank debt that resulted from cash flow from operations.

Interest expense decreased to $1,651 for 1999 from $2,217 for 1998 primarily as a result of the decreased level of bank borrowings and lower interest rates.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION, Continued

(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Income Taxes

The Company’s effective tax rate for 2000 was 39%. Income taxes for 1999 reflect a nonrecurring tax benefit of $10,000 resulting from the reversal of the valuation allowance placed on the Company’s deferred tax asset, related to its net operating loss carryforwards in the United States. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth and other indications that certain concerns that had previously limited management’s expectation about future taxable income no longer were applicable.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of October 31, 2000, the Company’s principal sources of liquidity included cash and cash equivalents of $6,415, net accounts receivable of $21,829 and its line of credit. The Company had total installment receivables of $13,233 at October 31, 2000, of which $13,040 are to be billed within one year and are included in net accounts receivable. Working capital was $17,503 at October 31, 2000, an increase of $10,464 from October 31, 1999 due primarily to increased cash, accounts receivable, and deferred income taxes, and decreased short-term borrowings partially offset by increased accruals and deferred revenue.

Net cash provided by the Company’s operating activities was $14,248 in 2000 compared to $3,319 in 1999. Cash flows from operations were used principally to fund the Company’s working capital requirements and to reduce debt.

The Company’s net cash used in investing activities was $8,416 in 2000 and $3,563 in 1999. The acquisition of CyberEd, net of cash acquired, used $4,387 (see Note 2 to Consolidated Financial Statements). Capitalized product development costs were $2,932 in 2000 and $2,731 in 1999. The Company’s capital expenditures totaled $1,097 in 2000 and $832 in 1999. At October 31, 2000, the Company had no material commitments for capital expenditures.

The Company’s net cash provided by financing activities was $750 in 2000. The Company completed a private placement of common stock, resulting in net proceeds of $4,771 (see Note 8 to Consolidated Financial Statements), offset by the $4,587 of net repayments of short-term

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION, Continued

(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

borrowings. Net cash used in financing activities was $160 in 1999, which represents repayments of debt offset by the proceeds received from the issuance of convertible redeemable preferred stock (see Note 7 to Consolidated Financial Statements). The Company has resources available under its revolving loan agreement to provide up to a maximum $15,000 line of credit through February 26, 2002 (see Note 5 to Consolidated Financial Statements). At October 31, 2000, there were no borrowings outstanding and the Company’s unused borrowing capacity was $13,828.

Income taxes for 1999 reflect a nonrecurring tax benefit of $10,000 resulting from the reversal of the valuation allowance placed on the Company’s deferred tax asset, related to its net operating loss carryforwards in the United States. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth and other indications that certain concerns that had previously limited management’s expectation about future taxable income no longer were applicable. In prior years, the primary differences between pretax earnings for financial reporting purposes and taxable income for income tax purposes included revenue recognition, the capitalization of product development costs and various reserves. The Company has total net operating loss carryforwards of approximately $30,500 which begin to expire in 2004.

From time to time, the Company evaluates potential acquisitions of products or businesses that complement the Company’s core business. The Company may consider and acquire other complementary businesses, products, or technologies in the future.

The Company maintains adequate cash reserves and credit facilities to meet its anticipated working capital, capital expenditure and business investment requirements.

Factors Affecting Quarterly Operating Results

The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, client spending patterns, budget cycles and fiscal year ends, and promotional programs. The Company historically has experienced its lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION, Continued

(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The adoption of SFAS 133 in fiscal year 2001 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of the Company’s fiscal year 2001, and retroactive to the beginning of that fiscal year. The Company is reviewing the requirements of SAB 101 and has not yet determined the impact on its consolidated financial statements.

Year 2000

The Company began addressing the Year 2000 (Y2K) issue in early 1998 and developed and implemented a comprehensive Y2K readiness plan for the Company’s products and operations. As of January 1, 2001 the Company has not, nor to its knowledge have any of the Company’s key business partners, experienced any material Y2K complications. However, there can be no absolute assurance that the Company and its business partners will not experience some complications resulting from the Y2K issue in the future. The Company’s Y2K costs have not been material to its financial condition or results of operations.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

The Company’s borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At October 31, 2000, the Company did not have any outstanding borrowings under this revolving loan. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk:

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 9% of total revenues were denominated in currencies other than the U.S. dollar for fiscal year ended October 31, 2000.

CAUTIONARY STATEMENTS

As provided for in the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors could cause actual future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net revenues could be materially affected by products introduced by competitors with advanced technology and better features and benefits or lower prices or government funding priorities. Operations could be affected by the Company’s ability to execute its diversification strategy or to integrate acquired companies.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

(a) (1) Consolidated Financial Statements:

Report of Management	30

Report of Independent Accountants	30

Consolidated Statements of Earnings for the years ended

October 31, 2000, 1999 and 1998	31

Consolidated Balance Sheets as of October 31, 2000 and 1999	32

Consolidated Statements of Stockholders’ Equity and Comprehensive

Income for the years ended October 31, 2000, 1999 and 1998	33

Consolidated Statements of Cash Flows for the years ended

October 31, 2000, 1999 and 1998	34

Notes to Consolidated Financial Statements	35

(2) Consolidated Financial Statement Schedule for the years ended

October 31, 2000, 1999 and 1998:

Report of Independent Accountants on Consolidated Financial

Statement Schedule	51

Schedule II. Valuation and Qualifying Accounts and Reserves	52

Report of Management

The management of PLATO Learning, Inc. is responsible for the preparation, integrity and objectivity of the accompanying financial statements. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts which reflect management’s best estimates based on its informed judgment and consideration given to materiality. Management is also responsible for the accuracy of the related data in the annual report and its consistency with the financial statements.

In the opinion of management, the Company’s accounting systems and procedures, and related internal controls, provide reasonable assurance that transactions are executed in accordance with management’s intention and authorization, that financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived therefrom. Management reviews and modifies the system of internal controls to improve its effectiveness. The effectiveness of the controls system is supported by the selection, retention and training of qualified personnel, an organizational structure that provides an appropriate division of responsibility and a budgeting system of control.

The adequacy of the Company’s internal accounting controls, the accounting principles employed in its financial reporting and the scope of independent audits are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent accountants meet with, and have confidential access to, the Audit Committee to discuss the results of their audit work.

John Murray
President and Chief Executive Officer

John M. Buske
Vice President Finance and
Chief Financial Officer

Report of Independent Accountants

To the Stockholders and
Board of Directors of
PLATO Learning, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
December 5, 2000

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Year Ended October 31,

	2000	1999	1998

Revenues by product line:

PLATO	$56,123	$44,135	$39,385

Aviation Training	—	—	3,893

Total revenues	56,123	44,135	43,278

Cost of revenues	6,494	5,352	5,009

Gross profit	49,629	38,783	38,269

Operating expenses:

Selling, general and administrative	34,163	26,464	25,408

Product development and customer support	6,339	5,471	7,341

Total operating expenses	40,502	31,935	32,749

Operating profit	9,127	6,848	5,520

Interest expense	971	1,651	2,217

Other expense, net	218	166	235

Earnings before income taxes	7,938	5,031	3,068

Income tax expense (benefit)	3,096	(10,000)	—

Net earnings	4,842	15,031	3,068

Preferred stock accretion	(129)	(670)	—

Net earnings available to common stockholders	$4,713	$14,361	$3,068

Earnings per share:

Basic	$0.63	$2.18	$0.48

Diluted	$0.60	$2.03	$0.47

Weighted average common shares outstanding:

Basic	7,451	6,590	6,409

Diluted	7,891	7,551	6,504

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31,

	2000	1999

ASSETS
Current assets:

Cash and cash equivalents	$6,415	$63

Accounts receivable, less allowances of $2,308 and $1,005, respectively	21,829	19,814

Inventories	615	646

Prepaid expenses and other current assets	627	720

Deferred income taxes	2,315	—

Total current assets	31,801	21,243

Equipment and leasehold improvements, less accumulated depreciation of $2,882 and $3,700, respectively	1,495	1,269

Product development costs, less accumulated amortization of $9,072 and $7,037, respectively	7,921	6,843

Deferred income taxes, net	4,229	10,357

Other assets	5,144	1,476

Total assets	$50,590	$41,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$600	$—

Revolving loan	—	4,587

Accounts payable	1,502	1,285

Accrued employee salaries and benefits	4,087	2,677

Accrued liabilities	2,129	1,482

Deferred revenue	5,980	4,173

Total current liabilities	14,298	14,204

Long-term debt	—	3,050

Deferred revenue, less current portion	287	420

Other liabilities	160	133

Total liabilities	14,745	17,807

Convertible redeemable preferred stock, net of unamortized discounts and issuance costs; $10,000 stated per share; 540 shares authorized; 285 shares issued and outstanding at October 31, 1999; involuntary liquidation value of $3,280 at October 31, 1999	—	2,006

Redeemable common stock, $.01 par value, 490,000 shares outstanding at October 31, 1999	—	1,799

Stockholders’ equity:

Common stock, $.01 par value, 25,000,000 shares authorized; 8,348,000 shares issued and 8,225,000 shares outstanding at October 31, 2000; 6,560,000 shares issued and 6,438,000 shares outstanding at October 31, 1999	82	64

Paid in capital	35,526	23,839

Treasury stock at cost, 123,000 and 122,000 shares, respectively	(1,209)	(1,186)

Retained earnings (accumulated deficit)	2,281	(2,561)

Accumulated other comprehensive loss	(835)	(580)

Total stockholders’ equity	35,845	19,576

Total liabilities and stockholders’ equity	$50,590	$41,188

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock

					Retained	Accumulated
					Earnings	Other	Total
			Paid in	Treasury	(Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Stock	Deficit)	Loss	Equity

Balance, November 1, 1997	6,405	$64	$22,074	$(469)	$(20,660)	$(262)	$747

Comprehensive income (loss):

Net earnings	—	—	—	—	3,068	—	3,068

Foreign currency translation adjustments	—	—	—	—	—	(321)	(321)

Total comprehensive income							2,747

Exercise of stock options and shares issued under employee stock purchase plan	85	1	882	—	—	—	883

Repurchase of shares	(75)	(1)	—	(707)	—	—	(708)

Balance, October 31, 1998	6,415	64	22,956	(1,176)	(17,592)	(583)	3,669

Comprehensive income:

Net earnings	—	—	—	—	15,031	—	15,031

Foreign currency translation adjustments	—	—	—	—	—	3	3

Total comprehensive income							15,034

Exercise of stock options and shares issued under employee stock purchase plan	39	—	80	—	—	—	80

Restricted stock	(14)	—	106	—	—	—	106

Warrants issued with preferred stock	—	—	541	—	—	—	541

Beneficial conversion feature associated with preferred stock	—	—	826	—	—	—	826

Preferred stock accretion	—	—	(670)	—	—	—	(670)

Repurchase of shares	(2)	—	—	(10)	—	—	(10)

Balance, October 31, 1999	6,438	64	23,839	(1,186)	(2,561)	(580)	19,576

Comprehensive income (loss):

Net earnings	—	—	—	—	4,842	—	4,842

Foreign currency translation adjustments	—	—	—	—	—	(255)	(255)

Total comprehensive income							4,587

Common stock issued	356	4	4,767	—	—	—	4,771

Debenture conversions	272	3	2,447	—	—	—	2,450

Preferred stock conversions	1,061	11	3,923	—	—	—	3,934

Exercise of stock options, warrants and shares issued under employee stock purchase plan	111	—	570	—	—	—	570

Restricted stock	(12)	—	109	—	—	—	109

Preferred stock accretion	—	—	(129)	—	—	—	(129)

Repurchase of shares	(1)	—	—	(23)	—	—	(23)

Balance, October 31, 2000	8,225	$82	$35,526	$(1,209)	$2,281	$(835)	$35,845

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,

	2000	1999	1998

Cash flows from operating activities:

Net earnings	$4,842	$15,031	$3,068

Adjustments to reconcile net earnings to net cash provided by operating activities:

Deferred income taxes	3,096	(10,000)	—

Depreciation and amortization	2,928	2,894	2,928

Provision for doubtful accounts	2,173	2,170	814

Stock-based compensation	109	106	—

Loss on disposal of fixed assets	102	9	2

Loss on disposal of Aviation Training division	—	—	266

Changes in assets and liabilities, net of acquisition in 2000:

Accounts receivable	(3,798)	(5,557)	(1,488)

Inventories	37	2	239

Prepaid expenses and other current and noncurrent assets	923	217	(479)

Accounts payable	173	(1,610)	(415)

Accrued liabilities, accrued employee salaries and benefits and other liabilities	1,989	(841)	(1,828)

Deferred revenue	1,674	898	1,478

Total adjustments	9,406	(11,712)	1,517

Net cash provided by operating activities	14,248	3,319	4,585

Cash flows from investing activities:

Acquisition, net of cash acquired	(4,387)	—	—

Capital expenditures	(1,097)	(832)	(782)

Capitalization of product development costs	(2,932)	(2,731)	(2,597)

Proceeds from disposal of Aviation Training division	—	—	1,414

Net cash used in investing activities	(8,416)	(3,563)	(1,965)

Cash flows from financing activities:

Net repayments of short-term borrowings	(4,587)	(2,293)	(2,028)

Repayment of long-term debt	—	(2,441)	(559)

Net proceeds from the issuance of common stock	5,337	75	208

Net proceeds from issuance of convertible redeemable preferred stock	—	4,499	—

Net cash provided by (used in) financing activities	750	(160)	(2,379)

Effect of foreign currency on cash	(230)	1	(312)

Net increase (decrease) in cash and cash equivalents	6,352	(403)	(71)

Cash and cash equivalents at beginning of year	63	466	537

Cash and cash equivalents at end of year	$6,415	$63	$466

Cash paid for interest	$908	$1,476	$2,191

Schedule of noncash investing and financing transactions:

Assets acquired in acquisition	$1,300	—	—

Liabilities assumed in acquisition	$270	—	—

Debt converted to common stock	$2,450	—	—

Preferred stock converted to common stock	$3,934	—	—

Accretion of preferred stock	$129	$670	—

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PLATO Learning, Inc. and its subsidiaries (the “Company”) provide computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 2,000 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce web site and a growing number of distributors. PLATO courseware is marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers.

The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2000, 1999 and 1998 relate to the fiscal years ended October 31, 2000, 1999 and 1998, respectively.

On March 30, 2000, the Company’s stockholders approved a change in the Company’s name from TRO Learning, Inc. to PLATO Learning, Inc.

Consolidation

The accompanying consolidated financial statements include the accounts of PLATO Learning, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Any such investments are carried at cost, which approximates fair value.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Inventories

Inventories, which consist principally of goods purchased for resale, are stated at the lower of cost or market with cost determined using the first-in, first-out method.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years for equipment and over the lease term for leasehold improvements. Upon retirement or disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs are expensed as incurred.

Other Assets

Other assets include intangible assets and installment receivables with terms greater than one year. The Company investigates potential impairments of long-lived assets, identifiable intangibles and associated goodwill when events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. There were no such impairments of long-lived assets during the periods presented.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these financial instruments.

The fair value of the Company’s debt is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

Revenue Recognition

As required, the Company adopted Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-4 (“SOP 98-4”), effective the beginning of 1999. SOP 97-2 provides guidance for software revenue recognition. In addition, as required, the Company adopted Statement of Position No. 98-9, “Modification of SOP 97-2,

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition, Continued

Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”) effective the beginning of 2000. SOP 98-9 retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. The adoption of SOP 97-2, SOP 98-4, and SOP 98-9 did not have a material impact on the Company’s consolidated financial position or results of operations.

Revenue from the sale of courseware licenses, computer hardware and related services is recognized upon meeting the following criteria: (i) execution of a written customer order, (ii) delivery of the courseware, hardware and related services, (iii) the license fee is fixed or determinable and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each deliverable determined on vendor-specific objective evidence. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company’s problem resolution and support “hotline” service for a one-year period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

Product Development, Enhancement and Maintenance Costs

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

Capitalized costs are amortized to product development and customer support expense using the straight-line method over the estimated useful life of the new courseware products, which is generally three years. Amortization begins when the product is available for general release to customers. Unamortized costs determined to be in excess of the net realizable value of the product, if any, are expensed at the date of such determination.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, and income tax carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding plus the dilutive effect of outstanding options, warrants and convertible securities.

Foreign Currency Translation

Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of comprehensive income in the consolidated financial statements.

Comprehensive Income

In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), as required. SFAS 130 established new rules for the reporting of comprehensive income and its components. The Company’s components of comprehensive income are net earnings and foreign currency translation adjustments. Foreign currency translation adjustments, which prior to adoption were reported separately in stockholders’ equity, are required to be included in other comprehensive income in the consolidated financial statements. The adoption of SFAS 130 did not impact the Company’s net earnings or total stockholders’ equity.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock options and awards under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The intrinsic value method recognizes compensation expense equal to the excess, if any, of the stock’s fair market value on the grant date over the exercise price. SFAS 123 requires pro forma disclosure of net earnings and earnings per share as if the fair value method of SFAS 123 had been applied. The Black-Scholes stock option pricing model was used to estimate the fair value of options granted for the pro forma disclosure.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The adoption of SFAS 133 in fiscal year 2001 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of the Company’s fiscal year 2001, and retroactive to the beginning of that fiscal year. The Company is reviewing the requirements of SAB 101 and has not yet determined the impact on its consolidated financial statements.

2. ACQUISITION

On July 21, 2000, the Company acquired CyberEd, Inc. (“CyberEd”), a privately held Nevada corporation and provider of multimedia science courseware for high schools, for approximately $4,400 in cash, net of cash acquired.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

2. ACQUISITION, Continued

The purchase price consisted of the following components:

Cash paid	$4,952

Direct acquisition costs	120

Liabilities assumed	270

$5,342

The allocation of the total purchase price, including acquisition fees, was as follows:

Estimated fair value of tangible assets acquired	$1,300

Estimated fair value of identified intangible assets	1,530

Goodwill	3,093

Deferred tax liabilities	(581)

$5,342

The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired were recorded at their estimated fair values on the acquisition date. The operating results of CyberEd were included in the Company’s consolidated statements of earnings from the date of acquisition; however, they were not material to the Company’s consolidated financial statements and, accordingly, proforma financial disclosures were not presented. The valuation of identified intangible assets, consisting of trademark, non-compete agreements and assembled workforce, was performed by an independent appraisal firm and are being amortized over two to seven years. Goodwill is being amortized over seven years.

3. ACCOUNTS RECEIVABLE

Accounts receivable include net installment receivables of $13,040 and $11,806 at October 31, 2000 and 1999, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $193 and $978 at October 31, 2000 and 1999, respectively, and were included in other assets on the consolidated balance sheets (see Note 4).

The provision for doubtful accounts, included in selling, general and administrative expense on the consolidated statements of earnings, was $2,173, $2,170 and $814 for 2000, 1999 and 1998, respectively.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

4. OTHER ASSETS

The components of other assets were as follows:

	2000	1999

Goodwill (see Note 2)	$3,093	$—

Identified intangibles (see Note 2)	1,530	—

Installment receivables (see Note 3)	193	978

Other	659	649

	5,475	1,627

Less accumulated amortization	(331)	(151)

	$5,144	$1,476

5. DEBT

The components of debt were as follows:

	2000	1999

Current:

Revolving loan	$—	$4,587

Current portion of 10% subordinated convertible debentures	600	—

	$600	$4,587

Long-term:

10% subordinated convertible debentures	$—	$3,050

Revolving Loan

The Company’s revolving loan agreement provides for a maximum $15,000 line of credit through February 26, 2002. Substantially all of the Company’s assets are pledged as collateral under the agreement.

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

At October 31, 2000, the unused borrowing capacity was approximately $13,828. At October 31, 1999, the interest rate on the outstanding revolving loan borrowings was 9.25% and the unused borrowing capacity was approximately $9,507.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

5. DEBT, Continued

10% Subordinated Convertible Debentures

The Company’s 10% subordinated convertible debentures provide that interest is payable semi-annually. At the option of the holder, the debentures are convertible into the Company’s common stock. The Company may redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. The debentures have a scheduled maturity in 2004 and are subject to mandatory redemption at 25% of principal annually beginning in 2001.

In 2000, $2,450 of the debentures were converted by the holders into approximately 272,000 shares of the Company’s common stock at $9.01 per share. Pursuant to the terms of the debentures, the conversion price was adjusted from the original $9.60 per share to $9.01 per share prior to the conversions.

On October 13, 2000, the Company notified the holders of its intent to redeem the remaining $600 of debentures. The remaining debentures were converted on November 13, 2000. As such, the remaining debenture balance at October 31, 2000 was classified as a current liability on the consolidated balance sheets.

6. COMMITMENTS

The Company leases its warehouse, sales and administration facilities. Certain of these leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable leases for the next five years ending October 31 are as follows:

2001	$1,052

2002	868

2003	667

2004	536

2005	497

Rent expense was $1,393, $1,499 and $1,692 for 2000, 1999 and 1998, respectively.

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK

In January 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) and warrants to purchase 125,000 shares of the Company’s common stock at $9.51 per share for an aggregate purchase price of $5,000. Additionally, in July 1999, the Company issued warrants to purchase approximately 63,000 shares of the Company’s common stock at $8.72 per share related to the issuance of the Series C Preferred. The Company received proceeds of $5,000 and paid offering costs of $501 resulting in net proceeds of $4,499 for

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, Continued

the Series C Preferred and warrants. The warrants were assigned a value of $541 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

Each share of the Series C Preferred had a par value of $0.01 and a stated value of $10,000 per share. The Series C Preferred ranked senior to the Company’s common stock, had no voting rights, and was not entitled to any dividends.

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

The conversion terms of the Series C Preferred included a beneficial conversion feature at the issue date. The most beneficial conversion price was determined to be 82% of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days prior to the issue date. As of the issue date, the Company allocated approximately $826 to the beneficial conversion feature resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred. The beneficial conversion feature was to be recognized as a deemed dividend to the preferred stockholders over the 631 day period from the issue date to the date of the most beneficial conversion percentage using the greater of the effective interest method or the amount the holder can realize at each reporting date. Amortization of the beneficial conversion feature was $129 and $670 for 2000 and 1999, respectively.

The Company was permitted to redeem the Series C Preferred in cash at any time, under certain defined conditions.

The Series C Preferred, and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, were subject to redemption in cash, at the option of the holder, upon certain events, as defined. As these events were outside of the Company’s control and redemption would be in cash, the Series C Preferred, and shares of the Company’s common stock obtained through conversions of the Series C Preferred and currently held by the holder, were presented between total liabilities and stockholders’ equity on the consolidated balance sheets.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, Continued

In 1999, 255 shares of the Series C Preferred were converted by the holders into approximately 490,000 shares of the Company’s common stock. In 2000, the remaining 285 shares of the Series C Preferred were converted by the holders into approximately 571,000 shares of the Company’s common stock.

Since all of the Series C Preferred has been converted, shares of the Company’s common stock obtained through conversions (approximately 1,061,000 shares) are no longer subject to redemption in cash at the option of the holder upon certain events. Accordingly, the carrying value of these common shares (approximately $3,934) was transferred to stockholders’ equity on the consolidated balance sheets.

8. STOCKHOLDERS’ EQUITY

Private Placement

On July 17, 2000, the Company issued approximately 356,000 shares of its common stock at $14.04 per share in a $5,000 private placement with institutional investors. The Company received net proceeds of approximately $4,800 which were used for the acquisition of CyberEd (see Note 2).

Stock Incentive and Stock Option Plans

The Company has adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights and stock awards to directors, officers and key employees, subject to certain conditions, including continued employment. Under these plans, 2,853,540 shares are reserved for granting.

Stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and accordingly, no compensation expense has been recognized in the consolidated financial statements. Options granted to the Company’s outside directors are exercisable immediately. All other options granted become exercisable ratably over three years. All options granted expire ten years from the grant date.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

8. STOCKHOLDERS’ EQUITY, Continued

Stock option transactions under these plans were as follows::

	2000	1999	1998

Options outstanding at beginning of year	1,322,700	1,110,458	951,883

Options granted	297,600	293,350	304,800

Options exercised	(90,414)	(7,503)	(99,657)

Options forfeited	(55,788)	(73,605)	(46,568)

Options outstanding at end of year	1,474,098	1,322,700	1,110,458

Options exercisable at end of year	971,833	813,743	678,031

Weighted average option prices:

Outstanding at beginning of year	$8.05	$8.22	$8.53

Granted	13.43	7.62	7.48

Exercised	5.81	3.88	7.48

Forfeited	8.63	9.44	11.21

Outstanding at end of year	9.25	8.05	8.22

Exercisable at end of year	8.59	8.27	8.10

The following table summarizes information concerning currently outstanding and exercisable stock options at October 31, 2000:

Options Outstanding				Options Exercisable

		Weighted-Average			Weighted
Ranges of Exercise		Remaining Years	Weighted-Average		Average Exercise
Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Price

$0.83-$6.38	130,704	7.3	$4.75	47,537	$4.10

$6.39-$7.44	402,050	8.1	7.13	224,621	7.19

$7.45-$8.50	482,165	3.3	8.11	482,165	8.11

$8.51-$12.00	245,832	8.0	10.10	169,163	10.56

$12.01-$17.75	213,347	9.0	17.61	48,347	17.50

	1,474,098	6.6	$9.25	971,833	$8.59

Had compensation expense been recognized based on the fair value of options granted, consistent with the provisions of SFAS 123, the Company’s net earnings and diluted earnings per share would have been reduced by $1,054, or $0.14 per share in 2000, $771, or $0.10 per share in 1999 and $1,330, or $0.20 per share in 1998.

The weighted-average fair value of options granted and assumptions used in the Black-Scholes stock option pricing model were as follows:

	2000	1999	1998

Fair value of options granted	$8.20	$4.58	$4.57

Expected life (years)	5	5	5

Risk-free rate of return	6.2%	5.2%	4.7%

Volatility	67%	67%	69%

Dividend yield	0%	0%	0%

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

8. STOCKHOLDERS’ EQUITY, Continued

Common Stock Warrants

In 2000, the Company issued shares of its common stock in a private placement. Concurrent with this transaction, the Company issued (a) fully exercisable warrants to purchase approximately 71,000 shares of its common stock at $16.72 per share and (b) adjustment warrants for the automatic issuance, if at all, of shares of its common stock for $0.01 per share. Pursuant to the adjustment warrants, the number of shares of common stock issued with this transaction will be adjusted, if at all, during various adjustment periods over the eleven months subsequent to the issue date. During each adjustment period, a portion of the common stock issued will be adjusted, and adjustment warrants issued, if the market price of the Company’s common stock, as defined, is less than $15.44 per share. All warrants issued with this transaction expire in 2003.

In 1999, the Company issued shares of convertible redeemable preferred stock (see Note 7). Concurrent with this issuance, the Company issued fully exercisable warrants to purchase approximately 188,000 shares of common stock at $8.72 to $9.51 per share. These warrants expire in 2004. In 2000, approximately 32,000 of these warrants were converted into approximately 21,000 shares of common stock in a noncash transaction.

The Company previously issued subordinated convertible debentures (see Note 5). Concurrent with this issuance, the Company issued fully exercisable warrants to purchase approximately 51,000 shares of common stock at $9.01 per share, as adjusted. These warrants expire from 2002 to 2007. In 2000, approximately 2,000 of these warrants were exercised for cash. In addition, approximately 26,000 of these warrants were converted into approximately 16,000 shares of common stock in noncash transactions.

Other

The Company previously granted restricted stock awards to certain key employees for the purchase price of $1.00 per share. The restrictions on these shares of the Company’s common stock lapse over a five-year period and, only upon lapsing, may be sold or transferred. Compensation expense recorded for these shares was $120 and $116 in 2000 and 1999, respectively. At October 31, 2000, approximately 50,000 restricted shares were outstanding.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

9. INCOME TAXES

The components of earnings before income taxes were as follows:

	2000	1999	1998

United States	$7,710	$5,373	$2,335

Foreign	228	(342)	733

	$7,938	$5,031	$3,068

The components of income tax expense (benefit) were as follows:

	2000	1999	1998

Federal	$2,798	$(10,012)	$—

Foreign	—	—	—

State and local	298	12	—

	$3,096	$(10,000)	$—

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings before income taxes as follows:

	2000	1999	1998

U.S. federal statutory rate at 34%	$2,699	$1,711	$1,043

State taxes, net of U.S. federal income tax	197	12	—

Nondeductible expenses	141	90	—

Valuation allowance change	—	(10,200)	—

Previously unrecognized benefit from utilizing tax loss carryforwards	—	(1,711)	(1,043)

Other	59	98	—

	$3,096	$(10,000)	$—

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

9. INCOME TAXES, Continued

The components of the deferred tax asset were as follows:

	2000	1999

Current:

Revenue recognition	$(2,385)	$(1,339)

Accrued liabilities and reserves	1,376	1,182

Net operating loss carryforward	3,324	—

Total current deferred tax asset (liability)	2,315	(157)

Long-term:

Net operating loss carryforward	8,041	11,937

Tax credit carryforwards	506	257

Product development expense recognition	(1,988)	(91)

Equipment basis difference	200	229

Identified intangible asset basis difference	(581)	—

Revenue recognition	—	(647)

Other	(5)	32

Valuation allowance	(1,944)	(1,360)

Total long-term deferred tax asset	4,229	10,357

	$6,544	$10,200

At October 31, 2000, the Company had a federal net operating loss carryforward of approximately $24,500 and a foreign net operating loss carryforward of approximately $6,000. These net operating loss carryforwards begin to expire in 2004.

In 1999, the Company reversed approximately $10,200 of valuation allowance placed on the U.S. portion of the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

10. EARNINGS PER SHARE

The components of the earnings per share calculation were as follows:

	2000	1999	1998

Numerator:

Net earnings available to common stockholders	$4,713	$14,361	$3,068

Effect of convertible redeemable preferred stock	—	670	—

Effect of convertible debentures	—	305	—

Net earnings for diluted earnings per share	$4,713	$15,336	$3,068

Denominator:

Weighted average common shares outstanding for basic earnings per share	7,451,000	6,590,000	6,409,000

Potential common shares:

Stock options and warrants	440,000	56,000	95,000

Convertible redeemable preferred stock	—	587,000	—

Convertible debentures	—	318,000	—

Weighted average common and potential common shares outstanding for diluted earnings per share	7,891,000	7,551,000	6,504,000

Basic earnings per share	$0.63	$2.18	$0.48

Diluted earnings per share	$0.60	$2.03	$0.47

In 2000, potential common shares from the convertible preferred stock and the convertible debentures were antidilutive and excluded from the calculation of diluted earnings per share. The number of potential common shares excluded was approximately 452,000.

In 1998, potential common shares from the convertible debentures were antidilutive and excluded from the calculation of diluted earnings per share. The number of potential common shares excluded was approximately 318,000.

11. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs evaluations of its customers’ credit worthiness and generally requires no collateral from its customers. Credit risk is minimized as a result of the large number of customers and their geographic dispersion. Although many of the Company’s educational customers are dependent upon various government funding sources, and are subject to appropriation of funds, the Company does not believe there is a significant concentration of risk associated with any specific governmental program or funding source.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment, namely education and training software.

Information about the Company’s geographic operations were as follows:

	2000	1999	1998

Revenues from unaffiliated customers:

United States	$51,237	$41,081	$35,401

Canada	622	1,055	1,411

United Kingdom	4,264	1,999	6,466

	$56,123	$44,135	$43,278

Operating profit (loss):

United States	$8,897	$7,188	$4,755

Canada	(17)	(306)	(51)

United Kingdom	247	(34)	816

	$9,127	$6,848	$5,520

Total assets (at October 31):

United States	$48,065	$38,703	$24,945

Canada	665	805	1,055

United Kingdom	1,860	1,680	1,407

	$50,590	$41,188	$27,407

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Jan 31	Apr 30	Jul 31	Oct 31	Total

2000:

Revenues	$7,525	$12,240	$16,138	$20,220	$56,123

Gross profit	6,168	10,631	14,431	18,399	49,629

Net earnings (loss)	(1,494)	356	2,323	3,657	4,842

Diluted earnings (loss)

per share	(0.23)	0.05	0.28	0.41	0.60

1999:

Revenues	$5,661	$9,545	$12,624	$16,305	$44,135

Gross profit	4,700	8,143	11,031	14,909	38,783

Net earnings (loss)	(2,846)	(54)	2,523	15,408	15,031

Diluted earnings (loss)

per share	(0.44)	(0.11)	0.34	1.99	2.03

Report of Independent Accountants on Consolidated
Financial Statement Schedule

To the Stockholders and Board of Directors
of PLATO Learning, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 5, 2000 appearing on page 30 of this Form 10-K of PLATO Learning, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 8(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
December 5, 2000

PLATO Learning, Inc. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended October 31, 2000, 1999 and 1998
(in thousands)

		Additions

	Balance at	Charged to	Charged to
	beginning	costs and	other				Balance at
Description	of period	expenses	accounts		Deductions		end of period

Deducted in the balance

sheets from the assets to

which they apply:

Allowance for doubtful

accounts and returns:

For the year ended

October 31, 2000	$1,005	$2,173	$53	(b)	$(923	)(a)	$2,308

For the year ended

October 31, 1999	920	2,170	647	(b)	(2,732	)(a)	1,005

For the year ended

October 31, 1998	7,020	814	367	(b)	(7,281	)(a)	920

Allowance for inventory

obsolescence:

For the year ended

October 31, 2000	152	245	—		(351	)(a)	46

For the year ended

October 31, 1999	275	39	39		(201	)(a)	152

For the year ended

October 31, 1998	316	—	—		(41	)(a)	275

(a)	Amounts written off, net of recoveries.

(b)	Amounts charged to revenues and other reclassifications.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part II

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the Directors of the Registrant which is set forth in the section entitled “Election of Directors” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

The information with respect to the Executive Officers of the Registrant, which is set forth in the section entitled, “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.

The information set forth in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth in the sections entitled “Director Compensation” and “Executive Compensation” in the Company’s 2001 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the section entitled “Certain Relationships and Transactions” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)       Documents filed as a part of this report:

1. Financial Statements – see index on page 29.

2. Financial Statement Schedule – see index on page 29.

3. Exhibits – see Item 14(c) below.

(b)       Reports on Form 8-K:

On August 3, 2000, the Company filed a Current Report on Form 8-K for the completion of a $5 million private placement of its common stock.

On August 3, 2000, the Company filed a Current Report on Form 8-K for the acquisition of CyberEd, Inc.

On November 29, 2000, the Company filed a Current Report on Form 8-K for the announcement of management changes including the resignation of William R. Roach, chairman and chief executive officer and founder of the Company, and the appointment of John M. Buske as chief financial officer.

On December 29, 2000, the Company filed a Current Report on Form 8-K for the severance arrangements with William R. Roach.

(c)       Exhibits:

The following documents are filed herewith or incorporated herein by reference and made a part of this Form 10-K.

Exhibit Number	Description of Document

3.01	Certificate of Incorporation of the Company is incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File Number 33-54296).

3.02	Certificate of Designations for Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K, Continued

3.03	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-8 (File Number 33-45228).

4.01	Form of stock certificate of the Company is incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File Number 33-54296).

4.02	Common Stock Investment Agreement, dated July 17, 2000, is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File Number 33-44314).

4.03	Registration Rights Agreement, dated July 17, 2000 is incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File Number 33-44314).

4.04	Form of Initial Common Stock Purchase Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File Number 33-44314).

4.05	Form of Common Stock Adjustment Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 (File Number 33-44314).

10.01	Secured Credit Agreement, dated February 26, 1999, among General Electric Capital Corporation (successor in interest to First Source Financial LLP), as lender, PLATO, Inc. (f/k/a The Roach Organization, Inc.) and PLATO Learning (Canada), Inc. (f/k/a TRO Learning, (Canada), Inc.), as borrowers is incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842).

10.02	Security Agreement, dated February 26, 1999, among PLATO, Inc. (f/k/a The Roach Organization, Inc.), PLATO Learning (Canada), Inc. (f/k/a TRO Learning, (Canada), Inc.) and General Electric Capital Corporation (successor in interest to First Source Financial LLP) is incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K, Continued

10.03	First Amendment to Secured Credit Agreement among General Electric Capital Corporation (successor in interest to First Source Financial LLP), as lender, PLATO, Inc. (f/k/a The Roach Organization, Inc.) and PLATO Learning (Canada), Inc. (f/k/a TRO Learning, (Canada), Inc.), as borrower, dated March 24, 1999 is incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 1999 (File Number 0-20842).

10.04	1993 Outside Director Stock Option Plan is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).*

10.05	Second Amendment to Secured Credit Agreement among General Electric Capital Corporation (successor in interest to First Source Financial LLP), as lender, PLATO, Inc. (f/k/a The Roach Organization, Inc.) and PLATO Learning (Canada), Inc. (f/k/a (TRO Learning (Canada), Inc.), as borrower, dated May 27, 1999 is incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 1999 (File Number 0-20842).

10.08	Lease for Bloomington, Minnesota office.

10.14	1993 Stock Option Plan is incorporated by reference to Exhibit A to the Company’s 1994 Proxy Statement (File Number 0-20842).*

10.15	Severance and Non Competition Agreement with William R. Roach is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).*

10.16	CEO Agreement dated November 17, 2000 is incorporated by reference to the corresponding exhibit on the Company’s Current Report on Form 8-K dated December 29, 2000 (File Number 0-20842).*

10.18	Form of Series 1997 10% Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K, Continued

10.19	Form of Common Stock Warrants dated March 27, 1997 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).

10.21	1997 Stock Incentive Plan is incorporated by reference to Appendix A to the Company’s 1997 Proxy Statement (File Number 0-20842).*

10.22	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B to the Company’s 1997 Proxy Statement (File Number 0-20842).*

10.23	Preferred Stock Purchase Agreement is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.24	Form of 1999 Warrants is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.25	Registration Rights Agreement is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.26	Form of Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.27	First Amendment to Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.28	Certificate of Amendment to Certificate of Designations for Series C Convertible Preferred Stock, dated March 5, 1999 is incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2000
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K, Continued

10.29	Stock Purchase Agreement, dated July 21, 2000, by and between PLATO Learning, Inc. and Richard F. Carle, Jr. and Laura F. Carle is incorporated by reference to Exhibit 2 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).

10.30	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Laura Carle is incorporated by reference to Exhibit 3 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).

10.31	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Richard F. Carle, Jr. is incorporated by reference to Exhibit 4 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).

10.32	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 on the Company’s Registration Statement on Form S-8 (File Number 33-45228).

10.33	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 on the Company’s Registration Statement on Form S-8 (File Number 33-45230).

10.34	Omnibus Acknowledgement and Agreement

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Accountants

24.01	Powers of Attorney

* Management contract or compensatory plan, contract or arrangement.

(d)      Schedules:

           See item 14.(a) 2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2001.

PLATO LEARNING, INC. By /s/John Murray John Murray President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 17, 2001.

Signature:	Title:

/s/ John Murray John Murray	President and Chief Executive Officer (principal executive officer)

/s/ John M. Buske John M. Buske	Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ Mary Jo Murphy Mary Jo Murphy	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

* Jack R. Borsting	Director

* Hurdis M. Griffith	Director

* John L. Krakauer	Director

* Vernon B. Lewis	Director

* Dennis J. Reimer	Director

* William R. Roach	Director

* Arthur W. Stellar	Director

* By /s/ Mary Jo Murphy Mary Jo Murphy, Attorney-in Fact