Form 10-Q
period 2001-01-31
PLATO LEARNING INC
filed 2001-03-14
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

Commission File Number 0-20842

PLATO LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3660532

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10801 Nesbitt Avenue South, Bloomington, MN	55437

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(952)832-1000

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

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	8,348,630 shares

Class	Outstanding as of February 28, 2001
(This document contains 17 pages)

PLATO Learning, Inc. and Subsidiaries

INDEX

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Earnings for the
	Three Months Ended January 31, 2001 and 2000	3

	Condensed Consolidated Balance Sheets as of
	January 31, 2001 and October 31, 2000	4

	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended January 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Results of Operations and Financial Condition	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		17

PART I. FINANCIAL INFORMATION

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	January 31,

	2001	2000

Revenues	$9,754	$7,525

Cost of revenues	1,479	1,357

Gross profit	8,275	6,168

Operating expenses:

Selling, general and administrative	8,945	6,744

Product development and customer support	1,787	1,549

Special charges	1,260	—

Total operating expenses	11,992	8,293

Operating loss	(3,717)	(2,125)

Interest expense	84	232

Other expense, net	53	34

Loss before income taxes	(3,854)	(2,391)

Income tax benefit	(1,503)	(897)

Net loss	(2,351)	(1,494)

Preferred stock accretion	—	(129)

Net loss available to common stockholders	$(2,351)	$(1,623)

Loss per share:

Basic and diluted	$(0.28)	$(0.23)

Weighted average common shares outstanding:

Basic and diluted	8,270	6,933

See Notes to Condensed Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31,	October 31,
	2001	2000

	(Unaudited)	(See Note)
ASSETS

Current assets:

Cash and cash equivalents	$2,959	$6,415

Accounts receivable, less allowances of $1,902

and $2,308, respectively	19,513	21,829

Inventories	539	615

Prepaid expenses and other current assets	1,005	627

Deferred income taxes	2,315	2,315

Total current assets	26,331	31,801

Equipment and leasehold improvements, less accumulated

depreciation of $3,046 and $2,882, respectively	2,245	1,495

Product development costs, less accumulated amortization

of $9,565 and $9,072, respectively	8,333	7,921

Deferred income taxes, net	5,732	4,229

Other assets	5,111	5,144

Total assets	$47,752	$50,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$140	$600

Accounts payable	1,322	1,502

Accrued employee salaries and benefits	2,460	4,087

Accrued liabilities	1,913	2,129

Deferred revenue	5,532	5,980

Total current liabilities	11,367	14,298

Long-term debt	529	—

Deferred revenue	778	287

Other liabilities	142	160

Total liabilities	12,816	14,745

Stockholders’ equity:

Common stock, $.01 par value, 25,000 shares

authorized; 8,466 shares issued and 8,343 shares

outstanding at January 31, 2001; 8,348 shares issued

and 8,225 shares outstanding at October 31, 2000	83	82

Paid-in capital	37,013	35,526

Treasury stock at cost, 123 shares	(1,209)	(1,209)

Retained earnings (accumulated deficit)	(70)	2,281

Accumulated other comprehensive loss	(881)	(835)

Total stockholders’ equity	34,936	35,845

Total liabilities and stockholders’ equity	$47,752	$50,590

Note: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(2,351)	$(1,494)

Adjustments to reconcile net loss to net cash provided by

(used in) operating activities:

Deferred income taxes	(1,503)	(897)

Depreciation and amortization	946	700

Provision for doubtful accounts	250	300

Stock-based compensation	516	32

Loss on disposal of fixed assets	17	2

Changes in assets and liabilities:

Accounts receivable	2,066	4,017

Inventories	76	(58)

Prepaid expenses and other current and noncurrent assets	(553)	58

Accounts payable	(180)	44

Accrued liabilities, accrued employee salaries and benefits

and other liabilities	(1,863)	(1,254)

Deferred revenue	43	(138)

Total adjustments	(185)	2,806

Net cash provided by (used in) operating activities	(2,536)	1,312

Cash flows from investing activities:

Capital expenditures	(306)	(229)

Capitalization of product development costs	(885)	(673)

Net cash used in investing activities	(1,191)	(902)

Cash flows from financing activities:

Payment of long-term debt	(52)	—

Net repayments of short-term borrowings	—	(202)

Net proceeds from issuance of common stock	372	19

Net cash provided by (used in) financing activities	320	(183)

Effect of foreign currency on cash	(49)	(17)

Net increase (decrease) in cash and cash equivalents	(3,456)	210

Cash and cash equivalents at beginning of period	6,415	63

Cash and cash equivalents at end of period	$2,959	$273

Cash paid for interest	$81	$279

Cash paid for income taxes	$191	$71

Non-cash financing activities:
Capital lease obligations incurred	$722	$—

Debt converted to common stock	$600	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PLATO Learning, Inc. and its subsidiaries (the “Company”) provide computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 2,000 hours of objective-based, problem solving courseware and include assessment, alignment, and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets, and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site and distributors. PLATO courseware is marketed to middle and high schools, colleges, job training programs, correctional institutions, military education programs, corporations and consumers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Revenue Recognition

Revenue is recognized in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified. Revenue from the sale of courseware licenses, computer hardware and related services is recognized upon meeting the following criteria: (i) execution of a written customer order, (ii) delivery of the courseware, hardware and related services, (iii) the license fee is fixed or determinable and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each deliverable determined on vendor-specific objective evidence. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company’s problem

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of fiscal year 2001, and retroactive to the beginning of that fiscal year. The Company is reviewing the requirements of SAB 101 and has not yet determined the impact on its consolidated financial statements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders, adjusted to add back any convertible preferred stock accretion and convertible debt interest (if those securities are dilutive), by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares include options, warrants and convertible securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.	ACCOUNTS RECEIVABLE

Accounts receivable include installment receivables of $9,845 and $13,040 at January 31, 2001 and October 31, 2000, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $379 and $193 at January 31, 2001 and October 31, 2000, respectively, and are included in other assets on the consolidated balance sheets.

3.	DEBT

Revolving Loan

At January 31, 2001, there were no borrowings outstanding under the Company’s revolving loan agreement. The unused borrowing capacity was approximately $11,700.

10% Subordinated Convertible Debentures

In November 2000, the remaining $600 of debentures were converted into approximately 66,000 shares of the Company’s common stock.

Capital Lease Obligations

At January 31, 2001, the Company’s debt consisted of various capital lease obligations for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

4.	STOCKHOLDERS’ EQUITY

In November 2000, the remaining $600 of 10% subordinated convertible debentures were converted by the holders into approximately 66,000 shares of the Company’s common stock.

In January 2001, the Company issued approximately 7,700 shares of common stock pursuant to the adjustment warrants issued in connection with the private placement of common stock in July 2000.

The Company issued approximately 42,000 shares of common stock for the exercise of outstanding stock options, and approximately 3,400 shares of common stock for the exercise of outstanding stock warrants during the three months ended January 31, 2001.

Stock-based compensation for the three months ended January 31, 2001 includes non-cash charges of $489 for the accelerated vesting of stock options related to the Company’s succession plans and $27 for restricted stock compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share is the same for the three months ended January 31, 2001 and for the three months ended January 31, 2000. The Company incurred a net loss for all periods presented and potential common shares are antidilutive and excluded from the calculation of diluted loss per share. The number of potential common shares excluded from the diluted loss per share calculations were approximately 579,000 and 897,000 for the three months ended January 31, 2001 and 2000, respectively.

6.	SPECIAL CHARGES

The consolidated statement of earnings for the three months ended January 31, 2001 includes special charges of $1,260. These charges represent costs associated with the retirement of William R. Roach, the Company’s founder and former chief executive officer, and include non-cash amounts of $463 for the accelerated vesting of stock options (see Note 4).

7.	SUBSEQUENT EVENT

On January 31, 2001, the Company entered into an Agreement and Plan of Merger with Wasatch Interactive Learning Corporation (“Wasatch”), a provider of multimedia courseware for K-8 education. The Company plans to issue $12 million of its common stock to acquire Wasatch subject to the approval of Wasatch stockholders in the second quarter of fiscal 2001. The acquisition will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the estimated fair value of assets acquired, liabilities assumed, identifiable intangible assets and goodwill.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

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

Operating Results as a Percentage of Revenue

	Three Months Ended
	January 31,

	2001	2000

Revenues	100.0%	100.0%

Cost of revenues	15.2	18.0

Gross profit	84.8	82.0

Selling, general and administrative expense	91.7	89.6

Product development and customer support expense	18.3	20.6

Special charges	12.9	—

Total operating expenses	122.9	110.2

Operating loss	(38.1)	(28.2)

Interest expense	0.9	3.1

Other expense, net	0.5	0.5

Loss before income taxes	(39.5)	(31.8)

Income tax benefit	(15.4)	(11.9)

Net loss	(24.1)%	(19.9)%

Revenues

The following table highlights revenues by product line:

	Three Months Ended
	January 31,

	2001	2000

Courseware and professional services	$8,818	$6,495

Hardware, third-party courseware and other	936	1,030

Total revenues	$9,754	$7,525

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

Courseware and professional services revenue, the Company’s core business, increased $2,323 or 36% to $8,818 for the three months ended January 31, 2001 as compared to $6,495 for the same period in 2000. The Company continued to experience increased acceptance of its products and services in its various markets. This revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues were $9,754 for the three months ended January 31, 2001, an increase of $2,229 or 30%, as compared to $7,525 for the same period in 2000.

Gross Profit

Gross profit increased $2,107 or 34% to $8,275 for the three months ended January 31, 2001 as compared to $6,168 for the same period in 2000. This increase was principally due to increased courseware and professional services revenue. Gross margin was 85% for the three months ended January 31, 2001 as compared to 82% for the same period in 2000.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $2,201 or 33% to $8,945 for the three months ended January 31, 2001 as compared to $6,744 for the same period in 2000. Sales and marketing expenses increased $1,625 and general and administrative expenses increased $280 due primarily to infrastructure expansion of the sales and marketing organization. Commissions increased $153 due to the growth in revenue. Goodwill amortization of $208 from the CyberEd acquisition in July 2000 also contributed to the increase. As a percentage of revenue, total selling, general and administrative expense increased to 92% for the three months ended January 31, 2001 from 90% for the same period in 2000.

Product Development and Customer Support Expense

Product development and customer support expense increased $238 or 15% to $1,787 for the three months ended January 31, 2001 as compared to $1,549 for the same period in 2000. Product development expense increased $72, primarily due to increased spending associated with enhanced reading products, simulated test products and the PLATO Web Learning Network, that was partially offset by decreased amortization because certain previously capitalized costs were fully amortized by the end of fiscal year 2000. Amortization expense is expected to increase beginning in the second quarter of 2001 because certain projects will be released to the market. Customer support expense increased $166 primarily as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased to 18% for the three months ended January 31, 2001 from 21% for the same period in 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Special Charges

Special charges for the three months ended January 31, 2001 represent costs associated with the retirement of William R. Roach, the Company’s founder and former chief executive officer and include non-cash amounts of $463 for the accelerated vesting of stock options (see Notes 4 and 6 to Consolidated Financial Statements).

Operating Loss

Operating loss for the three months ended January 31, 2001 was $3,717 as compared to $2,125 for the same period in 2000. This change in operating results is due principally to the special charges and increased selling, general and administrative, and customer support expenses, partially offset by the increased courseware and professional services revenue in 2001.

Interest Expense

Interest expense decreased $148 to $84 for the three months ended January 31, 2001 from $232 for the same period in 2000. This was the result of the decreased level of bank borrowings compared to 2000 and the conversion of the 10% subordinated convertible debentures in November 2000 (see Notes 3 and 4 to Consolidated Financial Statements).

Income Taxes

An income tax benefit of $1,503 was recorded for the three months ended January 31, 2001 using the Company’s estimated fiscal year 2001 effective income tax rate of 39%.

FINANCIAL CONDITION

Liquidity and Capital Resources

At January 31, 2001, the Company’s principal sources of liquidity included cash and cash equivalents of $2,959, net accounts receivable of $19,513, and its line of credit. The Company had total installment receivables of $10,224 at January 31, 2001, of which $9,845 are to be billed within one year and are included in net accounts receivable. Working capital was $14,964 at January 31, 2001, a decrease of $2,539 from October 31, 2000, due primarily to decreased cash and cash equivalents, accounts receivable and accrued expenses.

Net cash used in the Company’s operating activities was $2,536 for the three months ended January 31, 2001 as compared to net cash provided by operating activities of $1,312 for the same period in 2000. Cash flows from operations were used principally to fund the Company’s working capital requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

Net cash used in the Company’s investing activities was $1,191 for the three months ended January 31, 2001 as compared to $902 for the same period in 2000. Net cash used included $306 for capital expenditures and $885 for capitalized product development costs.

Net cash provided by the Company’s financing activities was $320 for the three months ended January 31, 2001, primarily from the exercise of stock options, as compared to net cash used of $183 for the same period in 2000. The Company has resources available under its revolving loan agreement to provide borrowings of up to $15 million, as determined by the available borrowing base. At January 31, 2001, there were no borrowings outstanding and the unused borrowing capacity was approximately $11,700.

On January 31, 2001, the Company entered into an Agreement and Plan of Merger with Wasatch Interactive Learning Corporation (“Wasatch”), a provider of multimedia courseware for K-8 education. The Company plans to issue $12 million of its common stock to acquire Wasatch subject to the approval of Wasatch stockholders in the second quarter of fiscal 2001. The acquisition will be accounted for using the purchase method of accounting.

The Company maintains adequate cash reserves and credit facilities to meet its anticipated working capital, capital expenditure, and business investment requirements.

Factors Affecting Quarterly Operating Results

The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions by the Company, client spending patterns, budget cycles and fiscal year ends and promotional programs. The Company historically has experienced its lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At January 31, 2001, the Company did not have any outstanding borrowings under this revolving loan. As a result, risk relating to interest fluctuation is considered minimal.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Foreign Currency Exchange Rate Risk

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 6% of total revenues were denominated in currencies other than the U.S. dollar for the three months ended January 31, 2001.

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

Not Applicable.

Item 3.      Defaults Upon Senior Securities

Not Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.      Other Information

Not Applicable.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of January 31, 2001, by and among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to the Company’s Registration Statement on Form S-4 (File Number 333-56020).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 20, 2001, by and among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to the Company’s Registration Statement on Form S-4 (File Number 333-56020).

2.3	Debenture Purchase Agreement, dated as of March 2, 2001, by and among WILC Acquisition Corporation, Wasatch Interactive Learning Corporation and Brock Road LLC is incorporated by reference to the Company’s Registration Statement on Form S-4 (File Number 333-56020).

Item 6.      Exhibits and Reports on Form 8-K, Continued

(b)	Reports on Form 8-K:

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

On December 29, 2000, the Company filed a Current Report on Form 8-K for the severance arrangements with William R. Roach.

On February 2, 2001, the Company filed Form 425, in lieu of a Current Report on Form 8-K, for the announcement of the Agreement and Plan of Merger with Wasatch Interactive Learning Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2001.

PLATO LEARNING, INC.

By	/s/John Murray

President and Chief Executive Officer (principal executive officer)

/s/John M. Buske

Vice President Finance and Chief Financial Officer (principal financial officer)

/s/Mary Jo Murphy

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)