Form 10-Q
period 2001-04-30
PLATO LEARNING INC
filed 2001-06-14
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

Commission File Number 0-20842

PLATO LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3660532
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

10801 Nesbitt Avenue South, Bloomington, MN	55437
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(952) 832-1000

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	11,443,752 shares
Class	Outstanding as of May 31, 2001

(This document contains 22 pages)

PLATO Learning, Inc. and Subsidiaries

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Earnings for the
	Three and Six Months Ended April 30, 2001 and 2000	3

	Condensed Consolidated Balance Sheets as of
	April 30, 2001 and October 31, 2000	4

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended April 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

PART I. FINANCIAL INFORMATION

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Revenues	$15,364	$12,240	$25,118	$19,765

Cost of revenues	1,469	1,609	2,948	2,966

Gross profit	13,895	10,631	22,170	16,799

Operating expenses:

Selling, general and administrative	10,157	8,216	18,894	14,960

Product development and customer support	2,045	1,542	3,832	3,091

Goodwill and intangible amortization	386	—	594	—

Special charges	—	—	1,260	—

Total operating expenses	12,588	9,758	24,580	18,051

Operating profit (loss)	1,307	873	(2,410)	(1,252)

Interest expense	71	253	155	485

Other expense, net	13	63	66	97

Earnings (loss) before income taxes	1,223	557	(2,631)	(1,834)

Income tax expense (benefit)	398	201	(1,105)	(696)

Net earnings (loss)	825	356	(1,526)	(1,138)

Preferred stock accretion	—	—	—	(129)

Net earnings (loss) available to common stockholders	$825	$356	$(1,526)	$(1,267)

Earnings (loss) per share:

Basic	$0.10	$0.05	$(0.18)	$(0.18)

Diluted	$0.09	$0.05	$(0.18)	$(0.18)

Weighted average common shares outstanding:

Basic	8,514	7,310	8,388	7,120

Diluted	9,205	7,688	8,388	7,120

See Notes to Condensed Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30,	October 31,
	2001	2000

	(Unaudited)	(See Note)
ASSETS

Current assets:

Cash and cash equivalents	$1,071	$6,415

Accounts receivable, less allowances of $1,786

and $2,308, respectively	21,335	21,829

Inventories	393	615

Prepaid expenses and other current assets	883	627

Deferred income taxes	2,315	2,315

Total current assets	25,997	31,801

Equipment and leasehold improvements, less accumulated

depreciation of $3,286 and $2,882, respectively	2,392	1,495

Product development costs, less accumulated amortization

of $10,323 and $9,072, respectively	8,637	7,921

Deferred income taxes, net	4,211	4,229

Goodwill, less accumulated amortization of $507 and $79, respectively	17,416	3,014

Other assets	4,975	2,130

Total assets	$63,628	$50,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$150	$600

Revolving loan	934	—

Accounts payable	1,626	1,502

Accrued employee salaries and benefits	3,281	4,087

Accrued liabilities	2,173	2,129

Deferred revenue	6,303	5,980

Total current liabilities	14,467	14,298

Long-term debt	539	—

Deferred revenue	730	287

Other liabilities	135	160

Total liabilities	15,871	14,745

Stockholders’ equity:

Common stock, $.01 par value, 25,000 shares

authorized; 9,186 shares issued and 9,030 shares

outstanding at April 30, 2001; 8,348 shares issued

and 8,225 shares outstanding at October 31, 2000	90	82

Paid-in capital	49,610	35,526

Treasury stock at cost, 156 and 123 shares, respectively	(1,774)	(1,209)

Retained earnings	755	2,281

Accumulated other comprehensive loss	(924)	(835)

Total stockholders’ equity	47,757	35,845

Total liabilities and stockholders’ equity	$63,628	$50,590

Note: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(1,526)	$(1,138)

Adjustments to reconcile net loss to net cash provided by

operating activities:

Deferred income taxes	(1,105)	(696)

Depreciation and amortization	2,369	1,415

Provision for doubtful accounts	600	700

Stock-based compensation	536	32

Loss on disposal of fixed assets	17	24

Changes in assets and liabilities, net of acquisition:

Accounts receivable	(25)	734

Inventories	222	(30)

Prepaid expenses and other current and noncurrent assets	(914)	394

Accounts payable	(32)	(241)

Accrued liabilities, accrued employee salaries and benefits

and other liabilities	(502)	(383)

Deferred revenue	736	(169)

Total adjustments	1,902	1,780

Net cash provided by operating activities	376	642

Cash flows from investing activities:

Acquisition, net of cash acquired of $279	(4,327)	—

Capital expenditures	(527)	(708)

Capitalization of product development costs	(1,952)	(1,268)

Net cash used in investing activities	(6,806)	(1,976)

Cash flows from financing activities:

Net proceeds from short-term borrowings	825	1,354

Net proceeds from issuance of common stock	360	128

Net cash provided by (used in) financing activities	1,185	1,482

Effect of foreign currency on cash	(99)	(92)

Net increase (decrease) in cash and cash equivalents	(5,344)	56

Cash and cash equivalents at beginning of period	6,415	63

Cash and cash equivalents at end of period	$1,071	$119

Cash paid for interest	$129	$454

Cash paid for income taxes	$237	$99

Non-cash investing and financing activities:

Common stock issued for acquisition	$12,000	$—

Liabilities assumed in acquisition	$557	$—

Capital lease obligations incurred	$722	$—

Debt converted to common stock	$600	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PLATO Learning, Inc. and its subsidiaries (the “Company”) provide computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, and life and job skills. The Company’s PLATO(R) Learning System and PLATO(R) Web Learning Network provide more than 3,500 hours of objective-based, problem- solving courseware and include assessment, alignment, and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets, and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site and distributors. PLATO courseware is marketed to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

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

Revenue Recognition

Revenue is recognized in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified. Revenue from the sale of courseware licenses, computer hardware and related services is recognized upon meeting the following criteria: (i) execution of a written customer order, (ii) delivery of the courseware, hardware and related services, (iii) the license fee is fixed or determinable and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the vendor-specific objective evidence of the relative fair value of each deliverable. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company’s problem resolution and support “hotline” service for a one-year period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.	ACQUISITION

In April 2001, the Company acquired Wasatch Interactive Learning Corporation (“Wasatch”), a publicly held Washington corporation and provider of multimedia courseware for K-8 education. Following the approval of Wasatch stockholders, the Company acquired all of the outstanding securities of Wasatch in exchange for approximately 656,000 shares of the Company’s common stock with an aggregate fair value of $12,000, and Wasatch became a wholly owned subsidiary. In addition, the Company assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase the Company’s common stock.

In a separate transaction immediately prior to the closing date, the Company purchased Wasatch’s outstanding 7% convertible debenture from the holder for approximately $4,056 with funds borrowed under the Company’s revolving loan agreement. The 7% convertible debenture was terminated upon the closing of the acquisition.

The Wasatch acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired were recorded at their estimated fair values on the acquisition date. The purchase price consisted of the $12,000 in common stock issued, $4,056 for the purchase of the Wasatch 7% convertible debenture, $550 of estimated direct acquisition costs, $557 of liabilities assumed and $31 of value assigned to the assumed warrants. The preliminary allocation of the purchase price included approximately $595 to the estimated fair value of tangible assets acquired, $1,131 to deferred tax liabilities and $17,730 to identifiable intangible assets and goodwill. Goodwill will be amortized over seven years and indentifiable intangible assets will be amortized over their estimated useful lives, expected to be three to five years.

Due to the timing of the acquisition within the quarter, the allocation of the purchase price as of April 30, 2001 is preliminary. The actual allocation may be different after third party appraisals of the intangible assets are completed.

The unaudited pro forma consolidated results of operations of the Company, as if the Wasatch acquisition had occurred at the beginning of the periods presented, were as follows:

	Six Months Ended
	April 30,

	2001	2000

	(Unaudited)	(Unaudited)
Revenues	$25,651	$20,966

Net loss	$(4,434)	$(3,138)

Diluted loss per share	$(0.50)	$(0.42)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.	ACQUISITION, Continued

The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

3.	ACCOUNTS RECEIVABLE

Accounts receivable include installment receivables of $13,096 and $13,040 at April 30, 2001 and October 31, 2000, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $340 and $193 at April 30, 2001 and October 31, 2000, respectively, and are included in other assets on the consolidated balance sheets.

4.	DEBT

Revolving Loan

At April 30, 2001, borrowings of $934 were outstanding under the Company’s revolving loan agreement at an interest rate of 7.5%. The unused borrowing capacity was approximately $12,700.

10% Subordinated Convertible Debentures

In November 2000, the remaining $600 of debentures were converted into approximately 66,000 shares of the Company’s common stock.

Capital Lease Obligations

At April 30, 2001, the Company’s long-term debt consisted of various capital lease obligations for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

5.	STOCKHOLDERS’ EQUITY

In November 2000, the remaining $600 of 10% subordinated convertible debentures were converted by the holders into approximately 66,000 shares of the Company’s common stock.

In January 2001, the Company issued approximately 8,000 shares of common stock pursuant to the adjustment warrants issued in connection with the private placement of common stock in July 2000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	STOCKHOLDERS’ EQUITY, Continued

In April 2001, the Company issued approximately 656,000 shares of common stock for the acquisition of Wasatch (see Note 2). In addition, the Company assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase approximately 232,000 shares of the Company’s common stock, at exercise prices ranging from $74.87 to $394.79 per share. These warrants expire from 2002 to 2004.

The Company issued approximately 101,000 shares of common stock for the exercise of outstanding stock options, and approximately 6,000 shares of common stock for the exercise of outstanding stock warrants during the six months ended April 30, 2001.

Stock-based compensation for the six months ended April 30, 2001 includes non-cash charges of $489 for the accelerated vesting of stock options related to the Company’s succession plans and $47 for restricted stock compensation.

6.	SPECIAL CHARGES

The consolidated statement of earnings for the six months ended April 30, 2001 included special charges of $1,260. These charges represent costs associated with the November 2000 retirement of William R. Roach, the Company’s founder and former chief executive officer, and include non-cash amounts of $463 for the accelerated vesting of stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.	EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Basic :

Net earnings (loss) available to common stockholders	$825	$356	$(1,526)	$(1,267)

Weighted average common shares outstanding	8,514	7,310	8,388	7,120

Basic earnings (loss) per share	$0.10	$0.05	$(0.18)	$(0.18)

Diluted :

Net earnings (loss) available to common stockholders	$825	$356	$(1,526)	$(1,267)

Preferred stock accretion	—	—	—	—

Convertible debentures interest	—	—	—	—

Net earnings (loss) for diluted earnings per share	$825	$356	$(1,526)	$(1,267)

Weighted average common shares outstanding	8,514	7,310	8,388	7,120

Potential common shares:

Stock options and warrants	691	262	—	—

Convertible preferred stock	—	116	—	—

Convertible debentures	—	—	—	—

Weighted average common and potential

common shares outstanding for diluted

earnings (loss) per share	9,205	7,688	8,388	7,120

Diluted earnings (loss) per share	$0.09	$0.05	$(0.18)	$(0.18)

For the three months ended April 30, 2000, potential common shares from the convertible debentures were antidilutive and excluded from the calculation of diluted earnings per share. The number of potential common shares excluded was approximately 308,000.

The Company incurred a net loss for each of the six months ended April 30, 2001 and 2000, and potential common shares were antidilutive and excluded from the calculations of diluted loss per share. The number of potential common shares excluded from the diluted loss per share calculations was approximately 710,000 and 791,000 for the six months ended April 30, 2001 and 2000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Net earnings (loss)	$825	$356	$(1,526)	$(1,138)

Foreign currency translation adjustments	(43)	(82)	(89)	(103)

Total comprehensive income (loss)	$782	$274	$(1,615)	$(1,241)

Accumulated other comprehensive loss is included as a separate component of stockholders’ equity on the consolidated balance sheets.

9.	SUBSEQUENT EVENT

In May 2001, the Company completed a public stock offering, selling 2,400,000 shares of its common stock at a price of $21.00 per share. Net proceeds were approximately $47,000, after payment of underwriting discounts, commissions and estimated offering expenses. In addition, in June the underwriters exercised an option to purchase 360,000 additional shares at a price of $21.00 per share to cover over-allotments. Net proceeds were approximately $7,000 after payment of underwriting discounts, commissions and estimated offering expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS

Overview

The Company enhances the learning process by providing computer-based and e-learning instruction and related services, and by offering basic to advanced level courseware in reading, writing, math, science and life and job skills. The Company’s PLATO(R) Learning System and PLATO(R) Web Learning Network provide more than 3,500 hours of objective-based, problem-solving courseware and include assessment, alignment and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce web site and a growing number of distributors. PLATO courseware is marketed to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

Acquisitions

In April 2001, the Company acquired Wasatch Interactive Learning Corporation (“Wasatch”), a publicly held Washington corporation and provider of multimedia courseware for K-8 education. Following the approval of Wasatch stockholders, the Company acquired all of the outstanding securities of Wasatch in exchange for approximately 656,000 shares of the Company’s common stock with an aggregate fair value of $12,000, and Wasatch became a wholly owned subsidiary. In addition, the Company assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase the Company’s common stock.

In a separate transaction immediately prior to the closing date, the Company purchased Wasatch’s outstanding 7% convertible debenture from the holder for approximately $4,056 with funds borrowed under the Company’s revolving loan agreement. The 7% convertible debenture was terminated upon the closing of the acquisition.

The Wasatch acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired were recorded at their estimated fair values on the acquisition date. The purchase price consisted of the $12,000 in common stock issued, $4,056 for the purchase of the Wasatch 7% convertible debenture, $550 of estimated direct acquisition costs, $557 of liabilities assumed and $31 of value assigned to the assumed warrants. The preliminary allocation of the purchase price included approximately $595 to the estimated fair value of tangible assets acquired, $1,131 to deferred tax liabilities and $17,730 to identifiable intangible assets and goodwill. Goodwill will be amortized over seven years and indentifiable intangible assets will be amortized over their estimated useful lives, expected to be three to five years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Acquisitions, Continued

Due to the timing of the acquisition within the quarter, the allocation of the purchase price as of April 30, 2001 is preliminary. The actual allocation may be different after third party appraisals of the intangible assets are completed.

In July 2000, the Company acquired CyberEd, Inc. (“CyberEd”), a privately held Nevada corporation and provider of multimedia science courseware for high schools, for approximately $4,400 in cash, net of cash acquired. This acquisition was also accounted for using the purchase method of accounting.

The results of operations for Wasatch and CyberEd are not material to the consolidated results of operations for the three and six months ended April 30, 2001.

Operating Results as a Percentage of Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	9.6	13.1	11.7	15.0

Gross profit	90.4	86.9	88.3	85.0

Selling, general and administrative expense	66.1	67.1	75.2	75.7

Product development and customer support expense	13.3	12.6	15.3	15.6

Goodwill and intangible amortization	2.5	—	2.4	—

Special charges	—	—	5.0	—

Total operating expenses	81.9	79.7	97.9	91.3

Operating profit (loss)	8.5	7.2	(9.6)	(6.3)

Interest expense	0.5	2.1	0.6	2.5

Other expense, net	—	0.5	0.3	0.5

Earnings (loss) before income taxes	8.0	4.6	(10.5)	(9.3)

Income tax expense (benefit)	2.6	1.7	(4.4)	(3.5)

Net earnings (loss)	5.4%	2.9%	(6.1)%	(5.8)%

Revenues

The following table highlights revenues by product line:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Courseware and professional services	$14,472	$11,102	$23,290	$17,597

Hardware, third-party courseware and other	892	1,138	1,828	2,168

Total revenues	$15,364	$12,240	$25,118	$19,765

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

Courseware and professional services revenue, the Company’s core business, increased $3,370 or 30% to $14,472 for the three months ended April 30, 2001, as compared to $11,102 for the same period in 2000. For the six months ended April 30, 2001, courseware and professional services revenue increased $5,693 or 32% to $23,290 as compared to $17,597 for the same period in 2000. The Company continued to experience increased acceptance of its products and services in its various markets. Revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues were $15,364 for the three months ended April 30, 2001, an increase of $3,124 or 26%, as compared to $12,240 for the same period in 2000. Total revenues were $25,118 for the six months ended April 30, 2001, an increase of $5,353 or 27%, as compared to $19,765 for the same period in 2000.

Gross Profit

Gross profit increased $3,264 or 31% to $13,895 for the three months ended April 30, 2001 as compared to $10,631 for the same period in 2000. Gross profit increased $5,371 or 32% to $22,170 for the six months ended April 30, 2001 as compared to $16,799 for the same period in 2000. The increases were principally due to the increased courseware and professional services revenue in 2001. Gross profit margin was 90% for the three months ended April 30, 2001 as compared to 87% for the same period in 2000. Gross profit margin was 88% for the six months ended April 30, 2001 as compared to 85% for the same period in 2000. The increases were primarily due to the increased mix of higher margin courseware and professional services revenue in 2001.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,941 or 24% to $10,157 for the three months ended April 30, 2001, as compared to $8,216 for the same period in 2000. The increase was due primarily to infrastructure expansion of the sales and marketing organization and commissions associated with revenue growth. As a percentage of revenue, total selling, general and administrative expense decreased to 66% for the three months ended April 30, 2001 from 67% for the same period in 2000.

Selling, general and administrative expense increased $3,934 or 26% to $18,894 for the six months ended April 30, 2001, as compared to $14,960 for the same period in 2000. The increase was due primarily to infrastructure expansion of the sales and marketing organization and commissions associated with revenue growth. As a percentage of revenue, total selling, general and administrative expense decreased to 75% for the six months ended April 30, 2001 from 76% for the same period in 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Product Development and Customer Support Expense

Product development and customer support expense increased $503 or 33% to $2,045 for the three months ended April 30, 2001, as compared to $1,542 for the same period in 2000. Product development expense increased primarily due to increased spending associated with enhanced reading and math products, simulated test products and the PLATO Web Learning Network and increased amortization of previously capitalized costs, that was partially offset by increased capitalization of current period expenditures. Customer support expense increased primarily as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense was 13% for the three months ended April 30, 2001 and 2000.

Product development and customer support expense increased $741 or 24% to $3,832 for the six months ended April 30, 2001, as compared to $3,091 for the same period in 2000. Product development expense increased primarily due to increased spending associated with enhanced reading and math products, simulated test products and the PLATO Web Learning Network and increased amortization of previously capitalized costs, that was partially offset by increased capitalization of current period expenditures. Customer support expense increased primarily as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense decreased to 15% for the six months ended April 30, 2001 from 16% for the same period in 2000.

Goodwill and Intangible Amortization

Goodwill and intangible amortization for the three months ended April 30, 2001 includes $210 related to the Wasatch acquisition in the second quarter of 2001 (see Note 2 to Condensed Consolidated Financial Statements) and $176 related to the CyberEd acquisition in the third quarter of 2000. Amortization for the six months ended April 30, 2001 includes $210 related to Wasatch and $384 related to CyberEd.

Special Charges

Special charges for the six months ended April 30, 2001 represent costs associated with the November 2000 retirement of William R. Roach, the Company’s founder and former chief executive officer and include non-cash amounts of $463 for the accelerated vesting of stock options (see Note 6 to Condensed Consolidated Financial Statements).

Operating Profit (Loss)

Operating profit was $1,307 for the three months ended April 30, 2001, as compared to $873 for the same period in 2000. This improvement in operating results was due principally to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Operating Profit (Loss), Continued

increased courseware and professional services revenue in 2001, partially offset by the increased operating expenses and goodwill and intangible amortization in 2001, as explained above.

Operating loss was $2,410 for the six months ended April 30, 2001, as compared to $1,252 for the same period in 2000. The increase in the operating loss was due principally to special charges in 2001.

Interest Expense

Interest expense decreased $182 to $71 for the three months ended April 30, 2001 from $253 for the same period in 2000. Interest expense decreased $330 to $155 for the six months ended April 30, 2001 from $485 for the same period in 2000. This was the result of the decreased level of bank borrowings compared to 2000 and the conversion of the 10% subordinated convertible debentures during 2000.

Income Taxes

An income tax benefit of $1,105 was recorded for the six months ended April 30, 2001 using the Company’s estimated fiscal year 2001 effective income tax rate of 42%. The increase in the effective tax rate from fiscal year 2000 is due primarily to non-deductible goodwill amortization in 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

At April 30, 2001, the Company’s principal sources of liquidity included cash and cash equivalents of $1,071, net accounts receivable of $21,335, and its line of credit. The Company had total installment receivables of $13,436 at April 30, 2001, of which $13,096 are expected to be billed within one year and are included in net accounts receivable. Working capital was $11,530 at April 30, 2001, a decrease of $5,973 from October 31, 2000, due primarily to decreased cash and cash equivalents and increased short-term borrowings.

Net cash provided by the Company’s operating activities was $376 for the six months ended April 30, 2001 as compared to $642 for the same period in 2000. Cash flows from operations were used principally to fund the Company’s working capital requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

Net cash used in the Company’s investing activities was $6,806 for the six months ended April 30, 2001 as compared to $1,976 for the same period in 2000. Net cash used in 2001 included $4,327 for the Wasatch acquisition (see Note 2 to Condensed Consolidated Financial Statements), $527 for capital expenditures and $1,952 for capitalized product development costs.

Net cash provided by the Company’s financing activities was $1,185 for the six months ended April 30, 2001, primarily from bank borrowings and the exercise of stock options and warrants, as compared to $1,482 for the same period in 2000. The Company has resources available under its revolving loan agreement to provide borrowings of up to $15,000, as determined by the available borrowing base. At April 30, 2001, borrowings of $934 were outstanding at an interest rate of 7.5% and the unused borrowing capacity was approximately $12,700.

In May 2001, the Company completed a public stock offering, selling 2,400,000 shares of its common stock at a price of $21.00 per share. Net proceeds were approximately $47,000, after payment of underwriting discounts, commissions and estimated offering expenses. In addition, in June the underwriters exercised an option to purchase 360,000 additional shares at a price of $21.00 per share to cover over-allotments. Net proceeds were approximately $7,000 after payment of underwriting discounts, commissions and estimated offering expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At April 30, 2001, the Company’s outstanding borrowings under this revolving loan were $934. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 9% of total revenues were denominated in currencies other than the U.S. dollar for the six months ended April 30, 2001.

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

On April 5, 2001, the Company issued approximately 656,000 shares of common stock for the acquisition of Wasatch Interactive Learning Corporation (see Note 2 to Condensed Consolidated Financial Statements).

On June 5, 2001, the Company completed a public stock offering, selling 2,760,000 shares of common stock at a price of $21 per share (see Note 9 to Condensed Consolidated Financial Statements).

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on March 22, 2001 at which stockholders voted on and approved the following:

(a)	The election of Class II directors of the Company, each to hold office until the 2004 Annual Meeting or until a successor is elected. The voting was as follows:

Name	For	Withheld

John Murray	7,346,367	316,474

Arthur W. Stellar	7,581,697	81,144

(b)	The appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending October 31, 2001. The voting was as follows:

For	Against	Abstain

7,630,859	28,166	3,816

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits – none

(b)	Reports on Form 8-K:

On April 12, 2001, the Company filed a Current Report on Form 8-K for the completion of the acquisition of Wasatch Interactive Learning Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2001.

PLATO LEARNING, INC.

By	/s/John Murray President and Chief Executive Officer (principal executive officer)

/s/John M. Buske Vice President Finance and Chief Financial Officer (principal financial officer)

/s/Mary Jo Murphy Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)