Form 10-Q
period 2001-07-31
PLATO LEARNING INC
filed 2001-09-14
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

Commission File Number 0-20842

PLATO LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3660532 (I.R.S. Employer Identification Number)

10801 Nesbitt Avenue South, Bloomington, MN (Address of principal executive offices)	55437 (Zip Code)

Registrant’s telephone number, including area code:	(952) 832-1000

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value Class	12,201,936 shares Outstanding as of August 31, 2001

(This document contains 21 pages)

PLATO Learning, Inc. and Subsidiaries

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Earnings for the

	Three and Nine Months Ended July 31, 2001 and 2000	3

	Condensed Consolidated Balance Sheets as of

	July 31, 2001 and October 31, 2000	4

	Condensed Consolidated Statements of Cash Flows for the

	Nine Months Ended July 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of

	Results of Operations and Financial Condition	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

PART I. FINANCIAL INFORMATION

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Revenues	$22,803	$16,138	$47,921	$35,903

Cost of revenues	1,667	1,707	4,615	4,673

Gross profit	21,136	14,431	43,306	31,230

Operating expenses:

Selling, general and administrative	11,950	8,965	30,844	23,925

Product development and customer support	2,238	1,521	6,070	4,612

Goodwill and intangible amortization	818	—	1,412	—

Special charges	—	—	1,260	—

Total operating expenses	15,006	10,486	39,586	28,537

Operating profit	6,130	3,945	3,720	2,693

Interest expense	273	227	428	712

Interest income	(313)	(5)	(344)	(9)

Other expense, net	10	94	107	195

Earnings before income taxes	6,160	3,629	3,529	1,795

Income tax expense	2,587	1,306	1,482	610

Net earnings	3,573	2,323	2,047	1,185

Preferred stock accretion	—	—	—	129

Net earnings available to common stockholders	$3,573	$2,323	$2,047	$1,056

Earnings per share:

Basic	$0.32	$0.31	$0.22	$0.15

Diluted	$0.30	$0.28	$0.20	$0.14

Weighted average common shares outstanding:

Basic	11,069	7,576	9,292	7,273

Diluted	11,965	8,470	10,064	7,577

See Notes to Condensed Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31,	October 31,
	2001	2000

	(Unaudited)	(See Note)
ASSETS

Current assets:

Cash and cash equivalents	$57,741	$6,415

Accounts receivable, less allowances of $1,707

and $2,308, respectively	27,752	21,829

Inventories	422	615

Prepaid expenses and other current assets	875	627

Deferred income taxes	2,315	2,315

Total current assets	89,105	31,801

Equipment and leasehold improvements, less accumulated

depreciation of $3,530 and $2,882, respectively	2,395	1,495

Product development costs, less accumulated amortization

of $11,185 and $9,072, respectively	9,362	7,921

Deferred income taxes, net	3,336	4,229

Goodwill, less accumulated amortization of $1,167 and $79, respectively	17,205	3,014

Other assets	4,553	2,130

Total assets	$125,956	$50,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$174	$600

Accounts payable	1,382	1,502

Accrued employee salaries and benefits	2,988	4,087

Accrued liabilities	4,629	2,129

Deferred revenue	8,125	5,980

Total current liabilities	17,298	14,298

Long-term debt	497	—

Deferred revenue	828	287

Other liabilities	103	160

Total liabilities	18,726	14,745

Stockholders’ equity:

Common stock, $.01 par value, 25,000 shares

authorized; 12,464 shares issued and 12,190 shares

outstanding at July 31, 2001; 8,348 shares issued

and 8,225 shares outstanding at October 31, 2000	122	82

Paid-in capital	108,545	35,526

Treasury stock at cost, 274 and 123 shares, respectively	(4,829)	(1,209)

Retained earnings	4,328	2,281

Accumulated other comprehensive loss	(936)	(835)

Total stockholders’ equity	107,230	35,845

Total liabilities and stockholders’ equity	$125,956	$50,590

Note: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,

	2001	2000

Cash flows from operating activities:

Net earnings	$2,047	$1,185

Adjustments to reconcile net earnings to net cash provided by operating activities:

Deferred income taxes	1,482	610

Depreciation and amortization	4,394	2,053

Provision for doubtful accounts	1,035	1,400

Stock-based compensation	556	93

Loss on disposal of fixed assets	29	85

Changes in assets and liabilities, net of acquisitions:

Accounts receivable	(6,878)	(2,882)

Inventories	193	(14)

Prepaid expenses and other current and noncurrent assets	(1,165)	635

Accounts payable	(276)	(157)

Accrued liabilities, accrued employee salaries and benefits

and other liabilities	(1,433)	(82)

Deferred revenue	2,655	1,002

Total adjustments	592	2,743

Net cash provided by operating activities	2,639	3,928

Cash flows from investing activities:

Acquisitions, net of cash acquired of $279 and $686, respectively	(4,327)	(4,114)

Capital expenditures	(811)	(825)

Capitalization of product development costs	(3,541)	(1,881)

Net cash used in investing activities	(8,679)	(6,820)

Cash flows from financing activities:

Repayments of capital lease obligations	(138)	—

Net repayments of short-term borrowings	—	(1,668)
Net proceeds from issuance of common stock	57,603	5,106

Net cash provided by financing activities	57,465	3,438

Effect of foreign currency on cash	(99)	(134)

Net increase in cash and cash equivalents	51,326	412

Cash and cash equivalents at beginning of period	6,415	63

Cash and cash equivalents at end of period	$57,741	$475

Cash paid for interest	$240	$774

Cash paid for income taxes	$418	$99

Non-cash investing and financing activities:

Common stock issued for acquisition	$12,000	—

Liabilities assumed in acquisition	$557	$270

Capital lease obligations incurred	$733	—

Debt converted to common stock	$600	$325

Stock option exercises using common stock	$3,620	—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PLATO Learning, Inc. and its subsidiaries (the “Company”) provide computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 3,500 hours of objective-based, problem-solving courseware and include assessment, alignment, and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets, and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce Web site and distributors. PLATO courseware is marketed to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of fiscal year 2001, and retroactive to the beginning of that fiscal year. The Company does not expect the requirements of SAB 101 to have a significant impact on its consolidated financial statements.

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

The Wasatch acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired were recorded at their estimated fair values on the acquisition date. The purchase price consisted of $12,000 of common stock issued, $4,056 for the purchase of the Wasatch 7% convertible debenture, $611 of direct acquisition costs, $557 of liabilities assumed and $31 of value assigned to the assumed warrants. The allocation of the purchase price included approximately $595 to the estimated fair value of tangible assets acquired, $858 to deferred tax liabilities, $2,200 to identified intangible assets and $15,318 to goodwill. The valuation of identified intangible assets, consisting of customer base, software and assembled workforce, was performed by an independent appraisal firm in conjunction with management. Intangible assets are being amortized over three to five years and goodwill is being amortized over seven years.

The unaudited pro forma consolidated results of operations of the Company, as if the Wasatch acquisition had occurred at the beginning of the periods presented, were as follows:

	Nine Months Ended
	July 31,

	2001	2000

	(Unaudited)	(Unaudited)
Revenues	$48,454	$37,480

Net loss	$(885)	$(2,190)

Diluted loss per share	$(0.09)	$(0.29)

The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.	ACCOUNTS RECEIVABLE

Accounts receivable include installment receivables of $12,953 and $13,040 at July 31, 2001 and October 31, 2000, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $772 and $193 at July 31, 2001 and October 31, 2000, respectively, and are included in other assets on the consolidated balance sheets.

4.	DEBT

Revolving Loan

At July 31, 2001, there were no borrowings outstanding under the Company’s revolving loan agreement. The unused borrowing capacity was $15,000.

10% Subordinated Convertible Debentures

In November 2000, the remaining $600 of debentures were converted into approximately 66,000 shares of the Company’s common stock.

Capital Lease Obligations

At July 31, 2001, the Company’s long-term debt consisted of various capital lease obligations for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

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

In June 2001, the Company completed a public stock offering, selling 2,760,000 shares of common stock at a price of $21 per share. Net proceeds were approximately $55,000 after payment of underwriting discounts, commissions and offering costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	STOCKHOLDERS’ EQUITY, Continued

The Company issued approximately 601,000 shares of common stock for the exercise of outstanding stock options, and approximately 26,000 shares of common stock for the exercise of outstanding stock warrants during the nine months ended July 31, 2001.

Stock-based compensation for the nine months ended July 31, 2001 included non-cash charges of $489 for the accelerated vesting of stock options related to the Company’s succession plans and $67 for restricted stock compensation.

6.	SPECIAL CHARGES

The consolidated statement of earnings for the nine months ended July 31, 2001 included special charges of $1,260. These charges represent costs associated with the November 2000 retirement of William R. Roach, the Company’s founder and former chief executive officer, and include non-cash amounts of $463 for the accelerated vesting of stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.	EARNINGS PER SHARE

Earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Basic:

Net earnings available to common stockholders	$3,573	$2,323	$2,047	$1,056

Weighted average common shares outstanding	11,069	7,576	9,292	7,273

Basic earnings per share	$0.32	$0.31	$0.22	$0.15

Diluted:

Net earnings available to common stockholders	$3,573	$2,323	$2,047	$1,056

Preferred stock accretion	—	—	—	—

Convertible debentures interest	—	47	—	—

Net earnings for diluted earnings per share	$3,573	$2,370	$2,047	$1,056

Weighted average common shares outstanding	11,069	7,576	9,292	7,273

Potential common shares:

Stock options and warrants	896	609	772	304

Convertible preferred stock	—	—	—	—

Convertible debentures	—	285	—	—

Weighted average common and potential

common shares outstanding for diluted

earnings per share	11,965	8,470	10,064	7,577

Diluted earnings per share	$0.30	$0.28	$0.20	$0.14

For the nine months ended July 31, 2000, approximately 521,000 potential common shares from the convertible preferred stock and convertible debentures were antidilutive and excluded from the calculation of diluted earnings per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net earnings	$3,573	$2,323	$2,047	$1,185

Foreign currency translation adjustments	(12)	(46)	(101)	(149)

Total comprehensive income	$3,561	$2,277	$1,946	$1,036

Accumulated other comprehensive loss is included as a separate component of stockholders’ equity on the consolidated balance sheets.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized when incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 with early application permitted in certain circumstances. At July 31, 2001, the net book value of the Company’s goodwill was $17,205, and goodwill amortization expense for the nine months ended July 31, 2001 was $1,088. The Company is considering adopting SFAS No. 142, effective November 1, 2001, but has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS

Overview

The Company enhances the learning process by providing computer-based and e-learning instruction and related services, and by offering basic to advanced level courseware in reading, writing, math, science and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 3,500 hours of objective-based, problem-solving courseware and include assessment, alignment and management tools to facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce web site and a growing number of distributors. PLATO courseware is marketed to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

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

The Wasatch acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired were recorded at their estimated fair values on the acquisition date. The purchase price consisted of $12,000 of common stock issued, $4,056 for the purchase of the Wasatch 7% convertible debenture, $611 of direct acquisition costs, $557 of liabilities assumed and $31 of value assigned to the assumed warrants. The allocation of the purchase price included approximately $595 to the estimated fair value of tangible assets acquired, $858 to deferred tax liabilities, $2,200 to identified intangible assets and $15,318 to goodwill. The valuation of identified intangible assets, consisting of customer base, software and assembled work force, was performed by an independent appraisal firm in conjunction with management. Intangible assets are being amortized over three to five years and goodwill is being amortized over seven years.

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

The results of operations for Wasatch and CyberEd are not material to the consolidated results of operations for the three and nine months ended July 31, 2001.

Operating Results as a Percentage of Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	7.3	10.6	9.6	13.0

Gross profit	92.7	89.4	90.4	87.0

Selling, general and administrative expense	52.4	55.6	64.4	66.6

Product development and customer support expense	9.8	9.4	12.7	12.9

Goodwill and intangible amortization	3.6	—	2.9	—

Special charges	—	—	2.6	—

Total operating expenses	65.8	65.0	82.6	79.5

Operating profit	26.9	24.4	7.8	7.5

Interest expense	1.2	1.4	0.9	2.0

Interest income	(1.3)	—	(0.7)	—

Other expense, net	—	0.6	0.2	0.5

Earnings before income taxes	27.0	22.4	7.4	5.0

Income tax expense	11.3	8.1	3.1	1.7

Net earnings	15.7%	14.3%	4.3%	3.3%

Revenues

The following table highlights revenues by product line:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Courseware and professional services	$21,799	$14,898	$45,089	$32,495

Hardware, third-party courseware and other	1,004	1,240	2,832	3,408

Total revenues	$22,803	$16,138	$47,921	$35,903

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

Courseware and professional services revenue, the Company’s core business, increased $6,901 or 46% to $21,799 for the three months ended July 31, 2001, as compared to $14,898 for the same period in 2000. For the nine months ended July 31, 2001, courseware and professional services revenue increased $12,594 or 39% to $45,089 as compared to $32,495 for the same period in 2000. The Company continued to experience increased acceptance of its products and services in its various markets. Revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues were $22,803 for the three months ended July 31, 2001, an increase of $6,665 or 41%, as compared to $16,138 for the same period in 2000. Total revenues were $47,921 for the nine months ended July 31, 2001, an increase of $12,018 or 33%, as compared to $35,903 for the same period in 2000.

Gross Profit

Gross profit increased $6,705 or 46% to $21,136 for the three months ended July 31, 2001 as compared to $14,431 for the same period in 2000. Gross profit increased $12,076 or 39% to $43,306 for the nine months ended July 31, 2001 as compared to $31,230 for the same period in 2000. The increases were principally due to the increased courseware and professional services revenue in 2001. Gross profit margin was 93% for the three months ended July 31, 2001 as compared to 89% for the same period in 2000. Gross profit margin was 90% for the nine months ended July 31, 2001 as compared to 87% for the same period in 2000. The increases were primarily due to the increased mix of higher margin courseware and professional services revenue in 2001.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $2,985 or 33% to $11,950 for the three months ended July 31, 2001, as compared to $8,965 for the same period in 2000. The increase was due primarily to infrastructure expansion of the sales and marketing organization and commissions associated with revenue growth. As a percentage of revenue, total selling, general and administrative expense decreased to 52% for the three months ended July 31, 2001 from 56% for the same period in 2000.

Selling, general and administrative expense increased $6,919 or 29% to $30,844 for the nine months ended July 31, 2001, as compared to $23,925 for the same period in 2000. The increase was due primarily to infrastructure expansion of the sales and marketing organization and commissions associated with revenue growth. As a percentage of revenue, total selling, general and administrative expense decreased to 64% for the nine months ended July 31, 2001 from 67% for the same period in 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Product Development and Customer Support Expense

Product development and customer support expense increased $717 or 47% to $2,238 for the three months ended July 31, 2001, as compared to $1,521 for the same period in 2000. Product development expense increased primarily due to increased spending associated with enhanced reading and math products, simulated test products, the PLATO management system and the PLATO Web Learning Network and increased amortization of previously capitalized costs, that was partially offset by increased capitalization of current period expenditures. Customer support expense increased primarily as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense increased to 10% for the three months ended July 31, 2001 from 9% for the same period in 2000.

Product development and customer support expense increased $1,458 or 32% to $6,070 for the nine months ended July 31, 2001, as compared to $4,612 for the same period in 2000. Product development expense increased primarily due to increased spending associated with enhanced reading and math products, simulated test products, the PLATO management system and the PLATO Web Learning Network and increased amortization of previously capitalized costs, that was partially offset by increased capitalization of current period expenditures. Customer support expense increased primarily as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense was 13% for the nine months ended July 31, 2001 and 2000.

Goodwill and Intangible Amortization

Goodwill and intangible amortization was $818 for the three months and $1,412 for the nine months ended July 31, 2001 related to the Wasatch acquisition in the second quarter of 2001 (see Note 2 to Condensed Consolidated Financial Statements) and the CyberEd acquisition late in the third quarter of 2000.

Special Charges

Special charges for the nine months ended July 31, 2001 represent costs associated with the November 2000 retirement of William R. Roach, the Company’s founder and former chief executive officer and include non-cash amounts of $463 for the accelerated vesting of stock options (see Note 6 to Condensed Consolidated Financial Statements).

Operating Profit

Operating profit was $6,130 for the three months ended July 31, 2001, as compared to $3,945 for the same period in 2000. Operating profit was $3,720 for the nine months ended July 31, 2001, as compared to $2,693 for the same period in 2000. This improvement in operating results was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS, Continued

Operating Profit, Continued

due principally to the increased courseware and professional services revenue in 2001, partially offset by the increased operating expenses, goodwill and intangible amortization and, for the nine months only, the special charges in 2001, as explained above.

Interest Expense

Interest expense was $273 for the three months ended July 31, 2001 comparable to $227 for the same period in 2000. Interest expense decreased $284 to $428 for the nine months ended July 31, 2001 from $712 for the same period in 2000. This was the result of the decreased level of bank borrowings compared to 2000 and the conversion of the 10% subordinated convertible debentures during 2000.

Interest Income

Interest income was $313 for the three months and $344 for the nine months ended July 31, 2001. The increase from 2000 was due to interest income on the invested proceeds from the public stock offering completed in June 2001 (see Note 5 to Condensed Consolidated Financial Statements).

Income Taxes

Income tax expense of $2,587 and $1,482 was recorded for the three and nine months ended July 31, 2001, respectively, using the Company’s estimated fiscal year 2001 effective income tax rate of 42%. The increase in the effective tax rate from fiscal year 2000 is due primarily to non-deductible goodwill and intangible amortization in 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

At July 31, 2001, the Company’s principal sources of liquidity included cash and cash equivalents of $57,741, net accounts receivable of $27,752, and its line of credit. The Company had total installment receivables of $13,725 at July 31, 2001, of which $12,953 are expected to be billed within one year and are included in net accounts receivable. Working capital was $71,807 at July 31, 2001, an increase of $54,304 from October 31, 2000, due primarily to increased cash and cash equivalents and accounts receivable partially offset by increased accruals and deferred revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

Net cash provided by the Company’s operating activities was $2,639 for the nine months ended July 31, 2001 as compared to $3,928 for the same period in 2000. Cash flows from operations were used principally to fund the Company’s working capital requirements.

Net cash used in the Company’s investing activities was $8,679 for the nine months ended July 31, 2001 as compared to $6,820 for the same period in 2000. Net cash used in 2001 included $4,327 for the Wasatch acquisition (see Note 2 to Condensed Consolidated Financial Statements), $811 for capital expenditures and $3,541 for capitalized product development costs.

Net cash provided by the Company’s financing activities was $57,465 for the nine months ended July 31, 2001, primarily from the public stock offering and the exercise of stock options and warrants (see Note 5 to Condensed Consolidated Financial Statements), as compared to $3,438 for the same period in 2000. The Company has resources available under its revolving loan agreement to provide borrowings of up to $15,000, as determined by the available borrowing base. At July 31, 2001, there were no borrowings outstanding and the unused borrowing capacity was $15,000.

In June 2001, the Company completed a public stock offering, selling 2,760,000 shares of its common stock at a price of $21.00 per share. Net proceeds were approximately $55,000, after payment of underwriting discounts, commissions and offering costs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share data)

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At July 31, 2001, the Company had no outstanding borrowings under this revolving loan. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 8% of total revenues were denominated in currencies other than the U.S. dollar for the nine months ended July 31, 2001.

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

On June 5, 2001, the Company completed a public stock offering, selling 2,760,000 shares of common stock at a price of $21 per share (see Note 5 to Condensed Consolidated Financial Statements).

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits — none

(b) Reports on Form 8-K:

No Reports on Form 8-K were filed for the quarter ended July 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2001.

PLATO LEARNING, INC.

By	/s/ John Murray President and Chief Executive Officer (principal executive officer)

/s/ John M. Buske Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ Mary Jo Murphy Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)