Form 10-K
period 2001-10-31
PLATO LEARNING INC
filed 2002-01-29
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The number of shares of the Registrant’s common stock, par value $.01, outstanding as of January 18, 2002 was 16,433,605 shares. The aggregate market value of common stock (based on the closing price on January 18, 2002) held by non-affiliates of the Registrant was approximately $277,141,000.

Documents Incorporated by Reference

Portions of the Company’s Annual Report to Stockholders for the fiscal year ended October 31, 2001, are incorporated by reference in Parts II and IV. Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 14, 2002 (the “2002 Proxy Statement”) are incorporated by reference in Part III.

This document contains 26 pages.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS

Overview

PLATO Learning, Inc. (the “Company”) is a leading provider of e-learning courseware and related services to elementary schools, middle schools, high schools and colleges, as well as to job training programs, correctional institutions, military education programs, corporations and individuals. The Company’s research-based courseware library includes over 3,500 hours of mastery-based instruction covering over 12,500 learning objectives in the subject areas of reading, writing, language arts, math, science, social studies and work skills. The Company’s assessment tools allow instructors to assess each individual student’s instructional needs and prescribe a personalized instructional program using PLATO® courseware. Through the PLATO® Learning System and PLATO® Web Learning Network, educators and trainers are provided with an effective complement, supplement or alternative to an instructor-led education process. The PLATO Learning System, which is aligned to state and national performance standards, consists of assessment tools, alignment tools, instructional mastery-based courseware and related professional services to create standards-based curricula and facilitate the learning process. The PLATO Web Learning Network provides access to the entire courseware library and services through the Internet and private intranets. The Company’s instructional management system allows instructors to monitor each student’s learning progress.

The Company operates its principal business in the single industry segment of educational software (see Note 13 to Consolidated Financial Statements).

In April 2001, the Company acquired Wasatch Interactive Learning Corporation (“Wasatch”), a provider of multimedia courseware for K-8 education. In September 2001, the Company acquired TeachMaster Technologies, Inc. (“TeachMaster”), a research-based educational software development and consulting services company, specializing in the implementation of cross-platform standards-based educational solutions for K-12 districts. Both acquisitions were accounted for using the purchase method of accounting (see Note 2 to Consolidated Financial Statements).

In May 2001, the Company completed a secondary public stock offering, selling 3,680,000 shares of its common stock at a price of $15.75 per share, and received net proceeds of approximately $55 million (see Note 8 to Consolidated Financial Statements). Effective October 26, 2001, the Company’s Board of Directors authorized a 4-for-3 stock split, effected in the form of a stock dividend, of the then issued and outstanding shares of common stock (see Note 1 to Consolidated Financial Statements).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Market

The Company estimates that the current U.S. market for its K-12 products exceeds one billion dollars annually and is currently growing by approximately 20% to 25% per year. We anticipate that growth in this market will continue over the next few years as a result of the increasing emphasis on quality of education at local, state and national levels. Schools and school districts are increasingly being held accountable for the academic achievement of their students, which is frequently measured by standardized tests. Furthermore, the recently enacted Elementary and Secondary Education Act is an education reform plan that is heavily focused on assessment and accountability standards.

Over the last three years, federal programs have allocated over six billion dollars to schools to create state-of-the-art technology infrastructures for the 21st century. The resulting growth in the number of computers and telecommunications systems in schools has created the technological infrastructure necessary to implement sophisticated courseware applications. Increasingly, the Company’s customers are turning to multimedia-based, computer-aided methods of instruction as a complement or supplement to their instructor-led programs due to the flexibility, cost-efficiency and demonstrated effectiveness of e-learning products.

Historically the Company has provided products and services primarily to the secondary school market, which represents approximately 40% of the K-12 market. As a result of the acquisition of Wasatch in April 2001, the Company now offers courseware to the elementary school market, which represents the remaining approximate 60% of the K-12 market. In addition, as a result of the acquisition of TeachMaster, the Company now specializes in the implementation of cross-platform standards-based educational solutions for K-12 school districts.

Products

Customers use the Company’s products to:

•	assess and identify individual student’s instructional needs;

•	prescribe personalized instruction;

•	complement instructor-led education and focus on specific subject matter that is difficult for students;

•	supplement classroom learning and provide additional instruction and practice;

•	monitor and report on students’ learning progress in relation to state and national academic standards;

•	align curricula to federal, state and local standards; and

•	prepare students to take standards-based state examinations.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Products, Continued

PLATO Courseware

PLATO courseware employs sophisticated interactive simulations, online coaching and advanced multimedia and graphics to create an exciting learning environment that fosters critical-thinking skills. The instructional strategy, design and modular structure of the courseware allows instructors to provide personalized instruction to meet both individual student needs and specific program objectives. The Company’s instructional courseware packages are pre-aligned with over 250 state, federal and international standards. PLATO courseware is designed to be effective in a variety of learning settings, including mainstream classrooms, alternative education programs, mandated state accountability test preparation, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation, workplace training and military basic skills programs. Whether used for distance learning, as a complement or supplement to a traditional instructor-led program, or as an advanced course offering, the courseware is intended to motivate and engage a wide range of students. Through the acquisition of Wasatch, the Company expanded its product and service offerings to include an additional 1,500 hours of curriculum-based content to the elementary education market.

Wasatch courseware is highly interactive, allowing students to respond to problems and receive immediate feedback. Through a combination of animation, graphics and sound, this courseware provides a rich user-interface that is designed to be visually engaging and stimulating to students. The Company’s courseware can be aligned to help students meet specific program, local, state and provincial learning objectives and tests. In addition, the Company’s courseware can be aligned to national and international standardized tests and curriculum standards.

The Company’s courseware is recognized for its academic content, instructional integrity, innovative instructional design and ability to captivate and motivate students. As in past years, the Company’s products were recognized by leading industry associations and publications in several categories:

•	eSchool News Reader’s Choice Award — Projects for the Real World

•	eSchool News Reader’s Choice Award — PLATO Learning — best comprehensive solution

•	Eddie Award — PLATO® Reading Series, Cyber Ed® Biology series

•	District Top 100 Award (Curriculum Administrator Magazine) — Essential Reading Skills

•	Media & Methods Portfolio Winner — Math Expeditions, Essential Reading Skills

•	Science Books & Films “Best Software” — Cyber Ed® Genetic Engineering

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Products, Continued

PLATO Courseware, Continued

The Company regularly updates its courseware library and continually develops new products to extend and enhance its product offerings. Over 50% of the Company’s products have been developed or updated within the last four years. In 2001, the Company completed the final phase of its multiyear development of a new reading product, PLATO® Reading Strategies, geared for students reading at the 3-14 level. With over 250 hours of instruction, this product helps learners develop the skills — beginning to advanced — necessary to master these critical abilities and apply them throughout their lifetime.

PLATO Learning System

The PLATO Learning System, which is aligned to state and national performance standards, consists of the Company’s assessment tools, PLATO Pathways instructional management software and PLATO Professional Services. When appropriate, the Company also incorporates a variety of third-party courseware to meet specific learning objectives. The PLATO Learning System is designed to provide an interactive individualized instruction in a broad range of subject areas.

The PLATO Learning System is configured to use computers running Microsoft Windows (95, 98, NT and Windows 2000) or Apple iMac or G3 with Windows emulation software. There are multiple ways by which the PLATO Learning System can be delivered, including:

•	Desktop Launch — with the desktop launch, individual PLATO courses can be delivered directly on a computer workstation without a management system. Individual student sign-on, bookmarking, recordkeeping, and reporting are available.

•	Local Area Networks (LAN) — with a LAN configuration, all courseware, management software, student records and files are centralized and can be accessed by any student, at any learning station, using a private PLATO identifier and password. The Company offers LAN configurations utilizing either Microsoft Windows NT/2000, Novell NetWare or Linux servers.

•	CD-ROM Stand Alone — CD-ROM delivery allows a single computer workstation to deliver the Company’s courseware using PLATO Pathways.

PLATO Pathways, a component of the PLATO Learning System, is an easy to use Windows-based software program that integrates assessment, instruction and management giving instructors a

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Products, Continued

PLATO Learning System, Continued

versatile educational tool. Updated in 2001, this instructional management system diagnoses strengths and weaknesses and adaptively prescribes individualized menus ensuring targeted, personalized instruction keyed to program goals. It can incorporate offline, online and web-based resources to enrich the learning experience. It also tracks student progress and offers an extensive array of reports that provide administrators, teachers, students and parents with highly meaningful information that documents accountability and performance.

PLATO Web Learning Network

The PLATO Web Learning Network offers the same high quality instructional content and essential student management services that are found on the highly successful PLATO Learning System products as an Internet Application Service. The PLATO Web Learning Network is designed to give administrators the necessary leverage to share the Company’s courseware, assessment and instructional management resources across a number of classrooms, school buildings and programs, and students’ homes to gain maximum return on their software investments. Because the PLATO Web Learning Network is an Application Service Provider product, customers can free up technical and hardware replacement budgets by eliminating the need to fund local area networks at every location. As a result, customers gain added purchasing flexibility to provide more students with the opportunity to achieve academic success using PLATO courseware.

Students with Internet or intranet access can review lessons, test for mastery and progress through lesson sequences just as if they were onsite in the lab or classroom using either the PLATO on the Internet or the PLATO Web Learning Network products. Records and courseware are kept on an Internet server and are accessible by students on demand, from any location, using private PLATO identifiers and a password. Students can monitor their progress and print a progress report. Administrators can monitor progress using a variety of reports that provide data both in summary and detailed formats.

The PLATO Web Learning Network links directly with the new PLATO Simulated Test System to offer schools comprehensive skills diagnostics, assessment, instruction and reporting services.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Products, Continued

PLATO® LINK

PLATO LINK is a web-based assessment tool that provides state-standards practice tests and skill assessments with immediate scoring and links to PLATO courseware that is designed to help the student improve in areas of weakness. State-mandated promotion and graduation exams are requiring educators across the country to find new ways to identify student skill gaps and prepare them for national, state and local standardized tests. With PLATO LINK the Company introduced a powerful new tool to help educators meet this challenge. The system can be used with or without PLATO courseware.

PLATO LINK, sold on an annual subscription basis, provides educators, parents and students with critical information on student, class, school and district-wide test readiness. The system gives teachers full control regarding the timing and frequency of practice tests, so students can be periodically re-assessed to determine their readiness. Each practice test is designed to emulate the actual test experience. Students may take the practice tests from any computer equipped with an Internet browser, including their home computer. The system scores the practice test and provides instant feedback. For students enrolled in schools using PLATO courseware on a local area network or via the Internet, the system automatically creates an individualized learning path to fill the gaps.

To help educators and parents keep effective records of student progress, the system creates graphical and text reports for every student. Students and parents can view their own reports online. Educators can view individual student reports and class performance data, while administrators can view data by class, school or district.

PLATO Professional Services

PLATO Professional Services was created to ensure that customers receive the necessary support services for the success of their PLATO programs and ongoing personal development. These services include:

•	Training Services — customized education and training solutions that include implementation planning, professional development workshops and ongoing training, evaluation and support provided by the Company’s experienced education consultants;

•	Technical Support — on-site installation and specialized technical consulting provided by the Company’s field engineers and technicians for customers who desire to supplement their technical staff; and

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Products, Continued

PLATO Professional Services, Continued

•	Software Support — available via a toll-free telephone number, Internet e-mail, the PLATO Support Web Page, and a PLATO Support CD, customers can access PLATO specialists and software analysts to answer questions or solve problems with their PLATO system. Customers also receive updates and enhancements to their PLATO courseware.

E-commerce

Teachers, parents, home users, home schoolers and businesses can also purchase single topic courseware through the Company’s e-commerce web site at www.plato.com, as well as from a number of partner sites with links to this site. Customers may select from approximately 70 individual titles in reading, mathematics, science, applied physical science and vocabulary building. Purchases can be electronically downloaded on demand or shipped on CD-ROM the next day.

Strategy

The Company’s strategy is to provide a broad range of interactive, multimedia, self-paced courseware delivered on personal computers and over the Internet to address the needs of learners of all ages. The critical elements of this strategy are as follows:

•	work closely with customers to design products that meet specific instructional needs and applicable academic standards;

•	expand sales of courseware and services that generate higher profit margins and greater growth opportunities;

•	use the design and structural advantages inherent in the Company’s proprietary software development systems to design and develop new courseware and services;

•	extend existing distribution channels to include catalogues, business-to-business, educational portals and home sales;

•	leverage the Internet to expand sales to rural, school-to-home and international markets;

•	expand PLATO LINK to capitalize on the increased emphasis on standardized testing;

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Strategy, Continued

•	introduce, integrate and implement existing Wasatch products and services to increase the Company’s opportunities in the elementary school market; and

•	leverage standards-based alignment products and services to increase the Company’s opportunities in the K-12 market.

Sales and Marketing

The Company’s sales and marketing efforts are designed to increase market penetration and reinforce the Company’s reputation for product quality, service and customer satisfaction. The Company targets potentially large and growth market segments to which existing and future products can be sold through a variety of distribution networks and channels.

The Company uses a combination of direct sales, inside sales and strategic sales resources and a reseller network deploying e-commerce, catalogue, portals, multi level marketing and a comprehensive world wide web site (www.plato.com) in North America and the United Kingdom.

Competition

In all of its markets, the Company competes primarily against more traditional methods of education and training, principally live classroom instruction. Within the e-learning market, the Company competes most directly with other learning system providers, including divisions within Pearson plc, McGraw-Hill McMillan, and WRC Media. In addition, the Company competes with Riverdeep Group plc, Lightspan and Renaissance Learning. Generally, WRC Media’s Compass Learning competes in the elementary market, McGraw-Hill in the adult and college markets and Pearson’s NCS Learn and Riverdeep each offer a K-12 line of products. In the post-secondary education and training markets there are many regional and specialized competitors. The Company also competes with companies providing single-title retail products, software publishers and Internet content and service providers.

The Company competes primarily on the basis of the breadth, depth and recognized quality of its courseware and its ability to deliver a flexible, timely, cost-effective and customized solution to a customer’s education and training needs. Based on experience, the Company believes that product depth, quality and effectiveness are key factors that buyers use in evaluating competitive offerings. The Company’s courseware offers a comprehensive curriculum developed specifically for the adult, young adult and elementary student and is especially appropriate for elementary schools, middle schools and high schools.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Product Development and Customer Support

The Company’s product development group develops, enhances and maintains the courseware, instructional management software and delivery system platforms. This group employs a rigorous multi-phased product development methodology and process management system. Based on both classical instructional design concepts and models, as well as systems development management techniques, the Company’s product development methodology has been constructed to specifically address the creation of individualized, student-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication and other related technologies. The Company’s rigorous instructional design and development methodology assures the instructional effectiveness and content integrity of the resulting product. This is supported and enhanced by a UK product development team that is able to respond effectively to international market requirements. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all courseware. Moreover, the Company’s innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.

Central to the courseware development process are six proprietary software tools:

•	PLATO Pathways — the PLATO instructional management system designed for system control, tracking and reporting of student performance, and administration;

•	Micro PLATO Authoring System (MPAS) — tools for the enhancement and maintenance of part of the Company’s courseware library;

•	PLATO Curriculum Design, Development and Delivery (PCD3) System — tools for the enhancement and maintenance of part of the Company’s courseware library;

•	Win PLATO — a proprietary software framework for authoring and delivering Windows courseware;

•	WebPLATO — a proprietary software framework for authoring and delivering web-based courseware; and

•	PLATO Web Learning Network — a proprietary software framework for creating and delivering web pages for instructional management, student record keeping courseware delivery through a browser, access control and site monitoring.

The Company’s customer support group provides a full range of support services to ensure customer satisfaction. Full-time professionals, with general technical expertise and extensive

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Product Development and Customer Support, Continued

operational knowledge of the Company’s products, provide pre-sale technical consultation and support to the Company’s field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals consult and coordinate with the customer, account manager and installation team regarding site preparation and system installation. They also confirm full customer acceptance and monitor customer satisfaction and support requirements.

The Company integrates its products by purchasing component parts from a network of external suppliers under a just-in-time inventory system. The Company has supplier relationships with several hardware and software vendors. Although these relationships are important to the Company, management believes that, in the event that such products or services were to cease to be available, alternative sources could be found on terms acceptable to the Company. The Company does not use raw materials and maintains a limited amount of inventory.

All manufacturers’ warranties are passed through to the Company’s customers. After the warranty periods are over, the Company offers maintenance contracts through third-party service organizations. The Company contracts with outside vendors, primarily BancTec Services Corp., to provide for hardware installation and maintenance services for its customer sites. In addition, the Company distributes a limited amount of third-party courseware and also purchases off-the-shelf software and hardware products from Novell, Microsoft and other vendors.

Proprietary Rights

The Company regards its courseware as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, license and distribution agreements, employee and third-party non-disclosure agreements and other methods to protect the Company’s proprietary rights. The Company owns the federal registration of the PLATO and CyberEd trademarks. In addition, Wasatch owns or licenses all copyrights in its coursework, none of which is registered with the U.S. Copyright Office. The Company believes that the additional statutory rights resulting from registration of these copyrights are not necessary for the protection of its rights therein. In addition, in 1989 Control Data assigned to the Company the federally registered copyrights in the PLATO courseware. The Company has not recorded the assignment of these copyrights because it believes the additional statutory rights resulting from recordation are not necessary for the protection of the Company’s rights therein. The Company has federal copyrights on all of its courseware produced since 1989. The Company has not applied for trademark registration at the state level, but has instead relied on its federal registrations and state common law rights to protect its proprietary information. The Company has registered trademarks

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Proprietary Rights, Continued

in the United States and overseas for PLATO. The Company regards these registrations as material to its business. The Company licenses some software from third-party developers and incorporates it into the Company’s courseware offerings.

The Company does not include in its products any mechanisms to prevent or inhibit unauthorized copying, but generally requires the execution of a license agreement which restricts copying and use of the courseware and software. The Company has no knowledge of the unauthorized copying of its products.

Pursuant to a settlement agreement entered into in October 1992, the Company has granted certain limited courseware and software licenses to Drake and Control Data Systems, Inc. (“CDSI”). The licenses permit Drake and CDSI to market certain earlier versions of PLATO courseware in certain specified situations. The Company believes that the limited licenses granted to Drake and CDSI will not have a material adverse impact on its future business.

As a result of the Wasatch acquisition, the Company acquired the rights of Wasatch as licensee under a license providing for:

•	a perpetual, worldwide right and sublicense to market, distribute, sell and sublicense certain educational and instructional programs, multimedia materials and print materials for pre-school, K-12, juvenile and adult audiences in the home, educational and Internet markets;

•	the right to modify, enhance and create derivative works of such programs and to market, distribute, sell and sublicense such derivative works; and

•	a perpetual, worldwide right and license to use certain trademarks and tradenames for or in connection with such programs and derivative works, subject to certain reserved rights of the licensor.

The education market license is perpetually exclusive, subject to the payment of a 2.5% royalty fee on net revenue to the licensor. The licensor agreed that it will not market, distribute, sell or sublicense the licensed programs to anyone in the education market. The licensor may, however, compete with the Company with educational software that is not a derivative of the software license that the Company acquired in the Wasatch acquisition.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 1. BUSINESS, Continued

Backlog

The Company’s backlog consists of orders for the delivery of its products and services in future periods. The backlog was approximately $13.5 million and $8.6 million at October 31, 2001 and 2000, respectively. At October 31, 2001, approximately $2.9 million of backlog is expected to be delivered subsequent to fiscal year 2002.

Seasonality

The Company’s quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions, product shipments, customer funding issues, marketing expenditures, product development expenditures, and promotional programs. In addition, some of the Company’s customers experience cyclical variations in funding which can impact the Company’s revenue patterns. The Company’s quarterly revenues can also fluctuate based upon spending patterns, budget cycles, and the fiscal year ends of these customers. Historically the Company has experienced its lowest revenues in the first fiscal quarter and increasingly higher levels of revenues in each of the next three fiscal quarters.

Employees

As of January 18, 2002, the Company had 486 full-time employees. The Company has never experienced a work stoppage as a result of a labor dispute and none of its employees are represented by a labor organization.

Item 2. PROPERTIES

The Company leases all of its facilities, including its corporate headquarters in Bloomington, Minnesota. The Company has sales offices throughout the United States and its subsidiaries maintain offices in Salt Lake City, Utah, Phoenix, Arizona, Chico, California, the United Kingdom and Canada.

The Company’s leased facilities are adequate to meet its business requirements.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part I

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 2001.

Part II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

The information set forth under the caption, “Stock Exchange Listing” on page 51 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

Holders:

There were approximately 4,100 stockholders of record as of January 18, 2002 (includes individual participants in security position listings).

Dividends:

The Company has not declared or paid cash dividends on its common stock. While future cash dividend payments are at the discretion of the Board of Directors, the Company is growth-oriented and there is no present intention to pay a cash dividend on its common stock.

Item 6. SELECTED FINANCIAL DATA

The information set forth under the caption, “Five Year Summary Financial Data” on page 49 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth under the caption, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 13 through 22 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” on page 20 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and Report of Independent Accountants set forth on pages 24 through 48 of the Company’s 2001 Annual Report to Stockholders are incorporated herein by reference:

Consolidated Statements of Earnings — Fiscal Years ended October 31, 2001, 2000 and 1999

Consolidated Balance Sheets — October 31, 2001 and 2000

Consolidated Statements of Cash Flows — Fiscal Years ended October 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Fiscal Years ended October 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the Directors of the Registrant is set forth under the caption “Election of Directors” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Information with respect to the Executive Officers of the Registrant as of January 1, 2002 is as follows:

Name	Age	Position

John Murray	46	President and Chief Executive Officer
John M. Buske	51	Chief Operating Officer and Chief Financial Officer
Wellesley R. Foshay	54	Vice President, Instructional Design and Quality Assurance
Nancy L. Hanna	47	Vice President, Human Resources
Robert M. Kilgarriff	43	Executive Vice President, Sales and Marketing
David H. LePage	55	Senior Vice President, Operations
Mary Jo Murphy	45	Vice President, Corporate Controller, Chief Accounting Officer and Assistant Secretary
Frank Preese	54	Chief Technology Officer
Michael J. Reynolds	41	Vice President, North American Sales
Steven R. Schuster	42	Vice President, Treasurer and Corporate Secretary
John C. Super	54	Vice President, Strategic Planning

Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Mr. Murray’s business experience is set forth in the Company’s 2002 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

John M. Buske joined the Company as Vice President, Finance and Chief Financial Officer in November 2000. In November 2001, Mr. Buske was promoted to Chief Operating Officer. From 1987 to November 2000, he was employed by St. Jude Medical, Inc. Since 1997, Mr. Buske held the position of Corporate Controller. Prior to 1997, he held the positions of Director of Finance and Assistant Treasurer. Prior to St. Jude Medical, Mr. Buske held various financial management positions with Apache Corporation, an oil and gas exploration company, and National Car Rental, a car rental and leasing company.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

Wellesley R. Foshay, Ph.D. has served as Vice President, Instructional Design and Quality Assurance since the Company’s founding in 1989. Prior to joining the Company, Dr. Foshay was Senior Director, Quality Assurance, Standards and Training for Applied Learning International, Inc., a training and education company.

Nancy L. Hanna joined the Company in November 2001. From 1999 to 2001, Ms. Hanna was Vice President, Human Resources for Sagebrush Corporation. From 1980 to 1999 Ms. Hanna held a variety of Human Resources leadership positions with Cray Research, Silicon Graphics, and Reliastar. Ms. Hanna began her career as a teacher.

Robert M. Kilgarriff joined the Company in August 2001. From 1999 until 2001, Mr. Kilgarriff held senior management positions with Jostens Corporation, including Vice President Sales and Channel Development for Project Achieve. From 1986 until mid-1999, Mr. Kilgarriff served in various sales and technology management positions with GE Plastics and GE Capital.

David H. LePage was promoted to Senior Vice President, Operations in December 2000. From 1997 to November 2000, he was Vice President, PLATO Support Services and Distribution. From the Company’s founding in 1989 until 1997, he was Vice President, Systems Development, Client Support and Operations. Prior to joining the Company, Mr. LePage was General Manager, Systems Development and Technical Support for the Training and Education Group of Control Data Corporation.

Mary Jo Murphy joined the Company in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. She was named Assistant Secretary in March 2000. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

Frank Preese was promoted to Chief Technology Officer in December 2000. From November 1997 to November 2000, he was Vice President, Product Development. From 1996 through 1997 he was Assistant Vice President, Curriculum Development and during 1995 was Senior Director of Curriculum Development. Prior to joining the Company in 1994 as Director of Curriculum Development, Mr. Preese was Vice President of Computer Services for Golle & Holmes Corporation, a training consultancy to Fortune 500 companies.

Michael J. Reynolds was promoted to Vice President, North American Sales in November 2001. Mr. Reynolds has been a part of the Company’s sales management team since 1993, serving as Regional Vice President from December 1995 to November 2001 and as District Manager from

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

November 1993 to December 1995. He was an Account Manager from December 1990 to November 1993. Prior to joining the Company as an Education Consultant in June 1990, Mr. Reynolds was the Program Director/Grant Writer for North Lake College in Irving, Texas, owner of an education consulting/tutoring firm, and a teacher.

Steven R. Schuster has served as Vice President and Treasurer and Corporate Secretary since September 2000. From March 2000 until September 2000 he served as Vice President and Treasurer and Assistant Secretary. From October 1998 until March 2000 he served as Vice President and Treasurer. He joined the Company in December 1996 as Vice President and Assistant Treasurer. Mr. Schuster was formerly Vice President for Norwest Bank, a financial services company, and the Assistant Treasurer for St. Jude Medical, Inc.

John C. Super assumed the role of Vice President, Strategic Planning in December 2000. From June 1999 to November 2000, he was Vice President, Strategic Initiatives. Mr. Super was Vice President, Marketing from February 1997 through June 1999. From 1992 through 1996 he was Vice President, Strategic Sales and during 1991 was Vice President Sales, Eastern Region. Prior to joining the Company in 1990 as Workplace Account Manager, Mr. Super served in sales and management capacities with Wicat Systems and Computer Curriculum Corporation.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Director Compensation” and “Executive Compensation” in the Company’s 2002 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1.	Financial Statements

The following Consolidated Financial Statements of the Company and Report of Independent Accountants as set forth on pages 24 through 48 of the Company’s 2001 Annual Report to Stockholders are incorporated herein by reference from Exhibit 13.01:

Consolidated Statements of Earnings — Fiscal Years ended October 31, 2001, 2000 and 1999

Consolidated Balance Sheets — October 31, 2001 and 2000

Consolidated Statements of Cash Flows — Fiscal Years Ended October 31, 2001, 2000 and 1999.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Fiscal Years ended October 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts and Reserves — see Item 14(d) below.

The Report of the Company’s Independent Accountants with respect to the financial statement schedule is incorporated herein by reference from Exhibit 23.02.

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

3.	Exhibits — see Item 14(c) below.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed for the quarter ended October 31, 2001.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

(c)  Exhibits:

The following documents are filed herewith or incorporated herein by reference and made a part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document

3.01	Certificate of Incorporation of the Company is incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-54296)
3.02	Certificate of Designations for Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842)
3.03	Amended and Restated Bylaws of the Company.
3.04	Amendment to Certificate of Incorporation of the Company.
4.01	Form of stock certificate of the Company is incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-54296)
4.02	Common Stock Investment Agreement, dated July 17, 2000, is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File Number 333-44314)
4.03	Registration Rights Agreement, dated July 17, 2000 is incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File Number 333-44314)
4.04	Form of Initial Common Stock Purchase Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File Number 333-44314)

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

4.05	Form of Common Stock Adjustment Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 (File Number 333-44314)
10.01	Credit Agreement, dated December 20, 2001, by and among PLATO Learning, Inc., Cyber Ed, Inc., TeachMaster Technologies, Inc., Wasatch Interactive Learning Corporation, and Wells Fargo Bank, National Association.
10.04	1993 Outside Director Stock Option Plan is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).*
10.08	Lease for Bloomington, Minnesota office is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842)
10.14	1993 Stock Option Plan is incorporated by reference to Exhibit A to the Company’s 1994 Proxy Statement (File Number 0-20842).*
10.15	Employment Agreement dated January 1, 2001, by and between PLATO Learning, Inc. and John Murray.*
10.16	CEO Agreement dated November 17, 2000 is incorporated by reference to the corresponding exhibit on the Company’s Current Report on Form 8-K dated December 29, 2000 (File Number 0-20842).*
10.18	Form of Series 1997 10% Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842)
10.19	Form of Common Stock Warrants dated March 27, 1997 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842)
10.21	1997 Stock Incentive Plan is incorporated by reference to Appendix A to the Company’s 1997 Proxy Statement (File Number 0-20842).*

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

10.22	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B to the Company’s 1997 Proxy Statement (File Number 0-20842).*
10.23	Preferred Stock Purchase Agreement is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842)
10.24	Form of 1999 Warrants is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842)
10.25	Registration Rights Agreement is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842)
10.26	Form of Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842)
10.27	First Amendment to Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842)
10.28	Certificate of Amendment to Certificate of Designations for Series C Convertible Preferred Stock, dated March 5, 1999 is incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842)
10.29	Stock Purchase Agreement, dated July 21, 2000, by and between PLATO Learning, Inc. and Richard F. Carle, Jr. and Laura F. Carle is incorporated by reference to Exhibit 2 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842)
10.30	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Laura Carle is incorporated by reference to Exhibit 3 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842)

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

10.31	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Richard F. Carle, Jr. is incorporated by reference to Exhibit 4 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842)
10.32	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 on the Company’s Registration Statement on Form S-8 (File Number 333-45228).*
10.33	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 on the Company’s Registration Statement on Form S-8 (File Number 333-45230).*
10.35	Agreement and Plan of Merger dated January 31, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842)
10.36	Amendment No. 1 to Agreement and Plan of Merger dated February 20, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.2 on the Company’s Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842)
13.01	Portions of the 2001 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Independent Accountants.
23.02	Report of Independent Accountants on Financial Statement Schedules.
24.01	Powers of Attorney.

*	Management contract or compensatory plan, contract or arrangement.

(d)  Schedules:

PLATO Learning, Inc. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended October 31, 2001, 2000 and 1999
(Dollars in thousands)

		Additions

	Balance at	Charged to	Charged to
	beginning	costs and	other				Balance at
Description	of period	expenses	accounts		Deductions		end of period

Deducted in the balance sheets from the assets to which they apply:
Allowance for doubtful accounts and returns:
For the year ended October 31, 2001	2,308	1,868	12	(b)	(1,643	)(a)	2,545
For the year ended October 31, 2000	1,005	2,173	53	(b)	(923	)(a)	2,308
For the year ended October 31, 1999	920	2,170	647	(b)	(2,732	)(a)	1,005
Allowance for inventory obsolescence:
For the year ended October 31, 2001	46	105	—		(66	)(a)	85
For the year ended October 31, 2000	152	245	—		(351	)(a)	46
For the year ended October 31, 1999	275	39	39		(201	)(a)	152

(a)	Amounts written off, net of recoveries.

(b)	Amounts charged to revenues and other reclassifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2002.

PLATO LEARNING, INC
By /s/ John Murray
John Murray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 28, 2002.

Signature:	Title:

/s/ John Murray John Murray	President and Chief Executive Officer (principal executive officer)

/s/ John M. Buske John M. Buske	Chief Operating Officer and Chief Financial Officer (principal financial officer)

/s/ Mary Jo Murphy Mary Jo Murphy	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

* Jack R. Borsting	Director

* Hurdis M. Griffith	Director

* John L. Krakauer	Director

* Dennis J. Reimer	Director

* William R. Roach	Director

* Arthur W. Stellar	Director

*	By /s/ Mary Jo Murphy Mary Jo Murphy, Attorney-in Fact