Form 10-Q
period 2002-01-31
PLATO LEARNING INC
filed 2002-03-18
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Yes    X                         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	16,452,499 shares

Class	Outstanding as of March 1, 2002

(This document contains 20 pages)

PART I. FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Form of Employment Agreement
Form of Employment Agreement
Form of Employment Security Agreement

PLATO Learning, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	January 31,

	2002	2001
Revenues:

License fees	$10,620	$7,228

Services	2,315	1,590

Other	1,112	936

Total revenues	14,047	9,754

Cost of revenues:

License fees	733	252

Services	271	238

Other	1,051	989

Total cost of revenues	2,055	1,479

Gross profit	11,992	8,275

Operating expenses:

Selling, general and administrative	11,516	8,737

Product development and customer support	2,781	1,787

Amortization of intangibles	194	208

Special charges	—	1,260

Total operating expenses	14,491	11,992

Operating loss	(2,499)	(3,717)

Interest income	368	7

Interest expense	(42)	(84)

Other expense, net	(84)	(60)

Loss before income taxes	(2,257)	(3,854)

Income tax benefit	(900)	(1,503)

Net loss	$(1,357)	$(2,351)

Loss per share:

Basic and diluted	$(0.08)	$(0.21)

Weighted average common shares outstanding:

Basic and diluted	16,406	11,027

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31,	October 31,
	2002	2001

	(Unaudited)	(See Note)
ASSETS

Current assets:

Cash and cash equivalents	$59,740	$61,568

Accounts receivable, less allowances of $2,559 and $2,545, respectively	24,411	28,739

Prepaid expenses and other current assets	1,487	1,317

Deferred income taxes	2,468	2,468

Total current assets	88,106	94,092

Equipment and leasehold improvements, less accumulated depreciation of $4,077 and $3,829, respectively	3,818	2,803

Product development costs, less accumulated amortization of $13,031 and $12,094, respectively	10,347	9,949

Deferred income taxes	8,038	6,832

Goodwill, less accumulated amortization of $1,831	16,152	16,152

Other assets	5,982	6,083

Total assets	$132,443	$135,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$245	$242

Accounts payable	1,436	2,216

Accrued employee salaries and benefits	3,545	4,539

Accrued liabilities	2,937	3,883

Deferred revenue	9,309	9,163

Total current liabilities	17,472	20,043

Long-term debt	651	720

Deferred revenue	920	1,170

Other liabilities	54	79

Total liabilities	19,097	22,012

Stockholders’ equity:

Common stock, $.01 par value, 25,000 shares authorized; 16,720 shares issued and 16,437 shares outstanding at January 31, 2002; 16,689 shares issued and 16,411 shares outstanding at October 31, 2001	164	164

Paid-in capital	114,749	113,767

Treasury stock at cost, 283 and 278 shares, respectively	(4,986)	(4,914)

Retained earnings	4,429	5,786

Accumulated other comprehensive loss	(1,010)	(904)

Total stockholders’ equity	113,346	113,899

Total liabilities and stockholders’ equity	$132,443	$135,911

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,

	2002	2001
Operating activities:

Net loss	$(1,357)	$(2,351)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,516	946

Deferred income taxes	(900)	(1,503)

Provision for doubtful accounts	601	250

Stock-based compensation	20	516

Loss on disposal of fixed assets	77	17

Changes in assets and liabilities:

Accounts receivable	3,727	2,066

Prepaid expenses and other current and noncurrent assets	(388)	(477)

Accounts payable	(780)	(180)

Accrued liabilities, accrued employee salaries and benefits and other liabilities	(1,965)	(1,863)

Deferred revenue	(104)	43

Total adjustments	1,804	(185)

Net cash provided by (used in) operating activities	447	(2,536)

Investing activities:

Capital expenditures	(1,369)	(306)

Capitalization of product development costs	(1,345)	(885)

Net cash used in investing activities	(2,714)	(1,191)

Financing activities:

Net proceeds from issuance of common stock	706	372

Repayments of capital lease obligations	(66)	(52)

Repurchase of common stock	(72)	—

Net cash provided by financing activities	568	320

Effect of foreign currency on cash	(129)	(49)

Net decrease in cash and cash equivalents	(1,828)	(3,456)

Cash and cash equivalents at beginning of period	61,568	6,415

Cash and cash equivalents at end of period	$59,740	$2,959

Cash paid for interest	$112	$81

Cash paid for income taxes	$50	$191

Non-cash financing activities:

Capital lease obligations incurred	$—	$722

Debt converted to common stock	$—	$600

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PLATO Learning, Inc. and its subsidiaries provide computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO® Learning System and PLATO® Web Learning Network provide more than 3,500 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce Web site and distributors. We market our courseware products and services to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and had no impact on net loss, cash flows or stockholders’ equity.

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

Revenue from the sale of courseware licenses and computer hardware is recognized upon meeting the following criteria: (i) a written customer order is executed, (ii) courseware and hardware are delivered, (iii) the license fee is fixed or determinable and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition, Continued

evidence of the relative fair value of each deliverable. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. Upon delivery, future service costs, if any, are accrued. Future service costs represent our problem resolution and support “hotline” services for a one-year period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

Product Development, Enhancement and Maintenance Costs

Costs incurred in the development, enhancement and routine maintenance of our current generation courseware products are expensed as incurred. Costs incurred in establishing the technological feasibility of new courseware products are expensed as incurred. Once technological feasibility has been established, costs incurred in the development of new generation courseware products are capitalized. Technological feasibility is established when we have completed all planning, designing, coding and testing activities.

Capitalized costs are amortized to product development and customer support expense over the estimated useful life of the new courseware products, which is generally three years. Amortization begins when the product is available for general release to our customers. Unamortized costs determined to be in excess of the net realizable value of the product, if any, are expensed at the date of such determination.

Amortization expense related to capitalized product development costs was $939 and $492 for the three months ended January 31, 2002 and 2001, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares include options and warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

2. ACCOUNTS RECEIVABLE

Accounts receivable include installment receivables of $14,937 and $16,087 at January 31, 2002 and October 31, 2001, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $2,182 and $2,021 at January 31, 2002 and October 31, 2001, respectively, and are included in other assets on the consolidated balance sheets.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective November 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Goodwill

Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. We are required to complete a transitional impairment test of goodwill, as of November 1, 2001, no later than April 30, 2002. While this testing has not yet been completed, we believe goodwill is not impaired. The effect of any future impairment on our consolidated financial statements is unknown. The carrying value of our goodwill was $16,152 at November 1, 2001.

For the three months ended January 31, 2002, $626 of goodwill amortization expense was not recognized that would have been recognized had SFAS 142 not been adopted. For the full fiscal year 2002, we expect that $2,578 of goodwill amortization expense will not be recognized that would have been recognized had SFAS 142 not been adopted.

For the three months ended January 31, 2001, $131 of goodwill amortization expense was recorded. The following table presents the impact of SFAS 142 as if it had been in effect for the three months ended January 31, 2001:

		Per Share
		(Basic and Diluted)
Reported net loss	$(2,351)	$(0.21)

Add back goodwill amortization (net of tax)	80	—

Adjusted net loss	$(2,271)	$(0.21)

Other Intangible Assets

Acquired intangible assets subject to amortization at January 31, 2002 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Acquired technology	$1,452	$(292)	$1,160

Trademark	1,380	(296)	1,084

Customer list	900	(170)	730

Employment agreement	413	(44)	369

Noncompete agreements	90	(67)	23

	$4,235	$(869)	$3,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

3. GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets, Continued

Amortization expense for intangible assets was $269 for the three months ended January 31, 2002, of which $75 was included in product development and customer support expense. Amortization expense for the three months ended January 31, 2001 was $77.

The estimated annual amortization expense for intangible assets is as follows:

2002	$990

2003	931

2004	756

2005	497

2006	312

Thereafter	149

$3,635

4. DEBT

Revolving Loan

We closed a new revolving loan agreement on December 20, 2001 that provides for a maximum $12,500 line of credit through July 1, 2003. Substantially all of our assets are pledged as collateral under the agreement.

Borrowings are limited by the available borrowing base, as defined, consisting of certain accounts receivable and bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (LIBOR) plus 1.75 to 2.75%, depending on cash flow leverage, as defined, at our option pursuant to the agreement. A commitment fee is payable quarterly based on the unused portion of the line of credit. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined.

A commitment fee of approximately $63 was paid upon commencement of the new facility.

At January 31, 2002, there were no borrowings outstanding under the revolving loan agreement. The unused borrowing capacity was approximately $10,460.

Capital Lease Obligations

At January 31, 2002, our only debt consisted of various capital lease obligations for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

5. STOCKHOLDERS’ EQUITY

We issued approximately 81,000 shares of common stock for the exercise of outstanding stock options during the three months ended January 31, 2002.

In December 2001, our Board of Directors approved a stock repurchase plan that authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. For the three months ended January 31, 2002, we repurchased 5,000 shares of our common stock for $72 and the repurchase had no significant impact on our reported loss per share.

6. EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share is the same for the three months ended January 31, 2002 and for the three months ended January 31, 2001. We incurred a net loss for all periods presented and potential common shares are antidilutive and excluded from the calculation of diluted loss per share. The number of potential common shares excluded from the diluted loss per share calculations was approximately 621,000 and 579,000 for the three months ended January 31, 2002 and 2001, respectively.

7. COMPREHENSIVE LOSS

Total comprehensive loss was as follows:

	Three Months Ended
	January 31,

	2002	2001
Net loss	$(1,357)	$(2,351)

Foreign currency translation adjustments	(106)	(46)

Total comprehensive loss	$(1,463)	$(2,397)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

OVERVIEW

We enhance the learning process by providing computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO® Learning System and PLATO® Web Learning Network provide more than 3,500 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our critical accounting policies and have identified revenue recognition, the valuation of accounts receivable and the capitalization of product development costs as the critical accounting policies that are significant to the financial statement presentation and require difficult, subjective and complex judgments.

Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered reasonably assured. In addition, the Company’s transactions often consist of multiple element arrangements which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

For additional description of our revenue recognition policy, see Note 1 to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES, Continued

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the accounts receivable. Bad debt expense is recorded as an operating expense in our consolidated statement of earnings. The assumptions and estimates used to determine the allowance are subject to constant revision. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions and our credit assessment process. Actual collection results could differ materially from those estimated and have a significant impact on our results of operations and financial condition.

Capitalization of Product Development Costs

Our product development expense includes costs related to the development, enhancement and maintenance of our courseware products, and the effect of product development cost capitalization and amortization. We capitalize our product development costs when the projects under development reach technological feasibility, as defined by the accounting standards, and amortize these costs over the estimated useful lives of the courseware products.

The most significant judgments regarding capitalization of product development costs typically involve the determination of when development efforts reach technological feasibility and the recoverability of capitalized costs. We continually evaluate our capitalized costs to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Estimating net realizable value requires us to estimate future cash flows to be generated by the product and to use judgment in quantifying the amount, if any, to be written off. Actual cash flows and amounts realized from the courseware products could differ materially from those estimated. In addition, any future changes to our courseware product offerings could result in write-offs of previously capitalized costs and have a significant impact on our results of operations and financial condition.

For additional description of our policy regarding product development, enhancement and maintenance costs, see Note 1 to Consolidated Financial Statements.

Deferred Tax Asset

We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of the deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize the extent to which the future tax benefits will be recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES, Continued

At January 31, 2002 we have recorded a net deferred tax asset of approximately $10,500. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance, which could reduce our net income by a material amount.

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended
	January 31,

	2002	2001

Revenues:

License fees	75.6%	74.1%

Services	16.5	16.3

Other	7.9	9.6

Total revenues	100.0	100.0

Cost of revenues	14.6	15.2

Gross profit	85.4	84.8

Operating expenses:

Selling, general and administrative expense	82.0	89.6

Product development and customer support expense	19.8	18.3

Amortization of intangibles	1.4	2.1

Special charges	—	12.9

Total operating expenses	103.2	122.9

Operating loss	(17.8)	(38.1)

Interest income and interest and other expense, net	1.7	(1.4)

Loss before income taxes	(16.1)	(39.5)

Income tax benefit	(6.4)	(15.4)

Net loss	(9.7)%	(24.1)%

Revenues

Total Revenues. Total revenues increased 44.0% to $14,047 for the three months ended January 31, 2002 from $9,754 for the same period in 2001. The increase was primarily due to the $3,392 increase in license fees revenues and the $725 increase in services revenues.

License Fees. Revenues from license fees increased 46.9% to $10,620 for the three months ended January 31, 2002 from $7,228 for the same period in 2001. As a percentage of total

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

revenues, license fees revenues were 75.6% for the three months ended January 31, 2002, up from 74.1% for the same period in 2001. This revenue growth was achieved primarily through increased sales volume to both new and existing customers driven by increased acceptance of our courseware products. New products from the acquisitions of Wasatch Interactive Learning Corporation in April 2001 and TeachMaster Technologies, Inc. in September 2001 contributed approximately $800 of revenue for the three months ended January 31, 2002.

Services. Revenues from services increased 45.6% to $2,315 for the three months ended January 31, 2002 from $1,590 for the same period in 2001. As a percentage of total revenues, services revenues were 16.5% for the three months ended January 31, 2002 and 16.3% for the same period in 2001. This revenue increase resulted primarily from the continued growth in license fees revenues and customer acceptance of our training and technical support services.

Other. Other revenues, including hardware and third-party courseware products, increased 18.8% to $1,112 for the three months ended January 31, 2002 from $936 for the same period in 2001. As a percentage of total revenues, other revenues were 7.9% for the three months ended January 31, 2002, down from 9.6% for the same period in 2001.

Cost of Revenues

Total cost of revenues increased 38.9% to $2,055 for the three months ended January 31, 2002 from $1,479 for the same period in 2001. The increase was primarily due to the increase in license fees revenues. Gross profit margin was 85.4% for the three months ended January 31, 2002, up from 84.8% for the same period in 2001. This increase in gross profit margin resulted primarily from the product mix, as revenue from license fees and services, both of which have high margins, increased at a greater rate than our low margin revenues, including hardware and third party courseware products. Our future gross profit margin will be dependent primarily on the product mix of our revenues.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses increased 31.8% to $11,516 for the three months ended January 31, 2002 from $8,737 for the same period in 2001. The increased expenses resulted from a number of factors including increased headcount from the acquisitions of Wasatch Interactive Learning Corporation in April 2001 and TeachMaster Technologies, Inc. in September 2001, increased commissions due to the growth in revenue, increased marketing costs necessary to generate revenue growth, and additions to our management team and infrastructure necessary to grow the business. As a percentage of total

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Operating Expenses, Continued

revenues, selling, general and administrative expenses were 82.0% for the three months ended January 31, 2002, down from 89.6% for the same period in 2001. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to increase revenues and achieve our sales targets.

Product Development and Customer Support. Product development and customer support expenses increased 55.6% to $2,781 for the three months ended January 31, 2002 from $1,787 for the same period in 2001. As a percentage of total revenues, product development and customer support expenses were 19.8% for the three months ended January 31, 2002, up from 18.3% for the same period in 2001. These increases reflect our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network.

As part of our growth strategy, we intend to introduce a number of new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs and related amortization are dependent on our ability to introduce new products and product improvements on a cost-effective and timely basis. Capitalized development costs were $1,345 for the three months ended January 31, 2002, compared to $885 for the same period in 2001. Amortization of previously capitalized development costs was $939 for the three months ended January 31, 2002, up from $492 for the same period in 2001, as projects completed during prior periods are now being amortized to expense.

Amortization of Intangibles. Expense for the three months ended January 31, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective November 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. The effect of any future impairment on our consolidated financial statements is unknown. Expense for the same period in 2001 included $131 of goodwill amortization and $77 of intangible amortization.

Special Charge. The special charge in 2001 represented costs associated with the retirement of our founder and former chief executive officer and included non-cash amounts of $463 for the accelerated vesting of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Interest Income

Interest income was $368 for the three months ended January 31, 2002 compared to $7 for the same period in 2001. The increased interest income is the result of higher invested balances in 2001. We completed a public stock offering in June 2001, which significantly increased our cash and cash equivalent balances.

Income Taxes

Our effective income tax rate for the three months ended January 31, 2002 was 40%, comparable to the 39% effective rate for the same period in 2001. We estimate the fiscal year 2002 effective tax rate to be approximately 40% to 42%, down from the 50% effective rate for fiscal year 2001 due primarily to the effect of no longer amortizing non-deductible goodwill.

FINANCIAL CONDITION

Liquidity and Capital Resources

At January 31, 2002, our principal sources of liquidity included cash and cash equivalents of $59,740 net accounts receivable of $24,411, and our unused line of credit. We had total installment receivables of $17,119 at January 31, 2002, of which $14,937 is to be billed within one year from the balance sheet date and is included in net accounts receivable. Working capital was $70,634 at January 31, 2002, a decrease of $3,415 from October 31, 2001, due primarily to decreased cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Cash flows from operations were used principally to fund our working capital requirements. Net cash provided by operating activities was $447 for the three months ended January 31, 2002 compared to net cash used of $2,536 for the same period in 2001. The increase in operating cash flows is due primarily to the improvement in operating results and the decrease in accounts receivable slightly offset by the decrease in accounts payable and accrued expenses.

Net cash used in our investing activities was $2,714 for the three months ended January 31, 2002 compared to $1,191 for the same period in 2001. The increase in net cash used was due to our increased capital expenditures in 2002, primarily related to the installation of a new enterprise resource planning system that is expected to be completed in 2002, and our increased investment in capitalized product development costs as we continue to develop new courseware products.

Net cash provided by our financing activities was $568 for the three months ended January 31, 2002 compared to $320 for the same period in 2001. Cash received from the exercise of stock options was partially offset by repayments of capital lease obligations and, in 2002, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

repurchase of common stock. We have resources available under our revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At January 31, 2002, there were no borrowings outstanding and the unused borrowing capacity was approximately $10,460.

We maintain adequate cash balances and credit facilities to meet our anticipated working capital, capital expenditure and business investment requirements.

Disclosures about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist primarily of future payments due under capital lease obligations and operating leases. For the full fiscal year 2002, payments of approximately $242 are due under capital lease obligations and payments of approximately $1,437 are due under operating leases.

Factors Affecting Quarterly Operating Results

Our quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions, client spending patterns, budget cycles and fiscal year ends and promotional programs. We historically have experienced our lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At January 31, 2002, we did not have any outstanding borrowings under this revolving loan. In addition, our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Approximately 6% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended January 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

CAUTIONARY STATEMENTS

Except for historical information contained herein, the disclosures in this Quarterly Report on Form 10-Q are forward-looking statements made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include: the availability and unpredictability of government funding on which our customers are dependent, the capital and operating spending patterns of our customers, the ability to attract and retain customers, the size, timing and product mix of customer orders, the introduction and acceptance of competitive products, our ability to adapt to technological changes and meet evolving industry standards, and our ability to economically introduce new products on a timely basis. These risks and other relevant risks are described in more detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information set forth under the captions “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management's Discussion and Analysis of Results of Operations and Financial Condition.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

We are not a party to any litigation that is expected to have a material adverse effect on our business.

Item 2.         Changes in Securities

Not Applicable.

Item 3.         Defaults Upon Senior Securities

Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.         Other Information

Not Applicable.

Item 6.         Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

10.11	Form of Indemnification Agreement is incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (File Number 333-54296).

10.37	Form of Employment Agreement with five executive officers. *

10.38	Form of Employment Agreement with five executive officers. *

10.39	Form of Employment Security Agreement with thirteen executive officers. *

*	Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ended January 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2002.

PLATO LEARNING, INC.

By /s/John Murray President and Chief Executive Officer (principal executive officer)

/s/Gregory J. Melsen Vice President Finance and Chief Financial Officer (principal financial officer)

/s/Mary Jo Murphy Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)