Form 10-Q
period 2002-04-30
PLATO LEARNING INC
filed 2002-06-14
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	16,198,775 shares

Class	Outstanding as of May 31, 2002

(This document contains 25 pages)

PLATO Learning, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Revenues:
License fees	$13,416	$12,476	$24,000	$19,669
Services	2,836	1,996	5,187	3,621
Other	960	892	2,072	1,828

Total revenues	17,212	15,364	31,259	25,118

Cost of revenues:
License fees	947	443	1,783	695
Services	306	272	577	510
Other	815	754	1,763	1,743

Total cost of revenues	2,068	1,469	4,123	2,948

Gross profit	15,144	13,895	27,136	22,170

Operating expenses:
Selling, general and administrative	11,960	10,157	23,476	18,894
Product development and customer support	2,577	2,045	5,358	3,832
Amortization of intangibles	168	386	362	594
Special charges	—	—	—	1,260

Total operating expenses	14,705	12,588	29,196	24,580

Operating profit (loss)	439	1,307	(2,060)	(2,410)
Interest income	189	24	557	31
Interest expense	(31)	(71)	(73)	(155)
Other expense, net	(25)	(37)	(109)	(97)

Earnings (loss) before income taxes	572	1,223	(1,685)	(2,631)
Income tax expense (benefit)	275	398	(625)	(1,105)

Net earnings (loss)	$297	$825	$(1,060)	$(1,526)

Earnings (loss) per share:
Basic and diluted	$0.02	$0.07	$(0.06)	$(0.14)

Weighted average common shares outstanding:
Basic	16,448	11,352	16,430	11,184

Diluted	17,140	12,273	16,430	11,184

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30,	October 31,
	2002	2001

	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$59,122	$61,568
Accounts receivable, less allowances of $2,085 and $2,545, respectively	25,803	28,739
Prepaid expenses and other current assets	1,296	1,317
Deferred income taxes	2,468	2,468

Total current assets	88,689	94,092
Equipment and leasehold improvements, less accumulated depreciation of $4,414 and $3,829, respectively	4,116	2,803
Product development costs, less accumulated amortization of $14,036 and $12,094, respectively	11,274	9,949
Deferred income taxes	7,926	6,832
Goodwill, less accumulated amortization of $1,831	16,171	16,152
Identified intangible assets, less accumulated amortization of $1,113 and $601, respectively	3,122	3,634
Other assets	3,173	2,449

Total assets	$134,471	$135,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$248	$242
Accounts payable	1,486	2,216
Accrued employee salaries and benefits	4,182	4,539
Accrued liabilities	2,757	3,883
Deferred revenue	9,601	9,163

Total current liabilities	18,274	20,043
Long-term debt	590	720
Deferred revenue	1,398	1,170
Other liabilities	36	79

Total liabilities	20,298	22,012

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 16,779 shares issued and 16,496 shares outstanding at April 30, 2002; 16,689 shares issued and 16,411 shares outstanding at October 31, 2001	165	164
Paid-in capital	115,183	113,767
Treasury stock at cost, 283 and 278 shares, respectively	(4,986)	(4,914)
Retained earnings	4,726	5,786
Accumulated other comprehensive loss	(915)	(904)

Total stockholders’ equity	114,173	113,899

Total liabilities and stockholders’ equity	$134,471	$135,911

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 30,

	2002	2001

Operating activities:
Net loss	$(1,060)	$(1,526)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,102	2,369
Deferred income taxes	(625)	(1,105)
Provision for doubtful accounts	901	600
Stock-based compensation	36	536
Loss on disposal of equipment	88	17
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,035	(25)
Prepaid expenses and other current and noncurrent assets	(772)	(692)
Accounts payable	(730)	(32)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(1,526)	(502)
Deferred revenue	666	736

Total adjustments	3,175	1,902

Net cash provided by operating activities	2,115	376

Investing activities:
Capitalization of product development costs	(3,262)	(1,952)
Capital expenditures	(2,013)	(527)
Acquisition, net of cash acquired of $279	—	(4,327)

Net cash used in investing activities	(5,275)	(6,806)

Financing activities:
Net proceeds from issuance of common stock	962	360
Repayments of capital lease obligations	(124)	—
Repurchase of common stock	(72)	—
Net proceeds from short-term borrowings	—	825

Net cash provided by financing activities	766	1,185

Effect of foreign currency on cash	(52)	(99)

Net decrease in cash and cash equivalents	(2,446)	(5,344)
Cash and cash equivalents at beginning of period	61,568	6,415

Cash and cash equivalents at end of period	$59,122	$1,071

Cash paid for interest	$128	$129
Cash paid for income taxes	50	237
Non-cash investing and financing activities:
Common stock issued for acquisition	—	12,000
Assets acquired in acquisition	—	595
Liabilities assumed in acquisition	—	557
Capital lease obligations incurred	—	722
Debt converted to common stock	—	600

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PLATO Learning, Inc. and its subsidiaries provide computer-based and e-learning instruction software and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO® Learning System and PLATO® Web Learning Network provide more than 3,500 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce Web site and distributors. We market our courseware products and services to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

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

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and had no impact on net earnings (loss), cash flows or stockholders’ equity.

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

Revenue Recognition, Continued

proceeds is probable. For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence of the relative fair value of each deliverable. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. Upon delivery, future service costs, if any, are accrued. Future service costs represent our problem resolution and support “hotline” services for a one-year period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

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

Amortization expense related to capitalized product development costs was $1,001 and $759 for the three months and $1,940 and $1,251 for the six months ended April 30, 2002 and 2001, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

2.	ACQUISITION

In April 2001, we acquired Wasatch Interactive Learning Corporation (“Wasatch”). For further information regarding this acquisition, refer to Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

Our unaudited pro form consolidated results of operations, as if the Wasatch acquisition had occurred at the beginning of the period presented, were as follows:

Six Months Ended
April 30, 2001

(Unaudited)
Revenues	$25,651

Net loss	$(4,434)

Diluted loss per share	$(0.37)

The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

3.	ACCOUNTS RECEIVABLE

Accounts receivable include installment receivables of $16,216 and $16,087 at April 30, 2002 and October 31, 2001, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $2,750 and $2,021 at April 30, 2002 and October 31, 2001, respectively, and are included in other assets on the consolidated balance sheets.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective November 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Goodwill

Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. We have completed the transitional impairment test of goodwill as of November 1, 2001 and the carrying value of goodwill was not impaired. The carrying value of our goodwill was $16,152 at November 1, 2001 and $16,171 at April 30, 2002.

For the three and six months ended April 30, 2002, $651 and $1,277 of goodwill amortization expense was not recognized that would have been recognized had SFAS 142 not been adopted. For the full fiscal year 2002, we expect that $2,578 of goodwill amortization expense will not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Goodwill, Continued

recognized that would have been recognized had SFAS 142 not been adopted. For the three and six months ended April 30, 2001, $283 and $414 of goodwill amortization expense was recorded.

The following table presents the impact of SFAS 142 on net income (loss) and the related per share amounts as if it had been in effect for the three and six months ended April 30, 2001:

	Three Months Ended		Six Months Ended
	April 30, 2001		April 30, 2001

		Per Share		Per Share
		(Basic and Diluted)		(Basic and Diluted)

Reported net income (loss)	$825	$0.07	$(1,526)	$(0.14)
Add back goodwill amortization (net of tax)	160	0.01	240	0.02

Adjusted net income (loss)	$985	$0.08	$(1,286)	$(0.12)

Other Intangible Assets

Acquired intangible assets subject to amortization at April 30, 2002 were as follows:

	Gross Carrying	Accumulated
	Value	Amortization	Net Carrying Value

Acquired technology	$1,452	$(398)	$1,054
Trademark	1,380	(345)	1,035
Customer list	900	(214)	686
Employment agreement	413	(78)	335
Noncompete agreements	90	(78)	12

	$4,235	$(1,113)	$3,122

Amortization expense for intangible assets was $243 and $512 for the three and six months ended April 30, 2002, respectively, of which $75 and $150 was included in product development and customer support expense for each period. Amortization expense for the three and six months ended April 30, 2001 was $128 and $205, respectively, of which $25 was included in product development and customer support expense for each period.

Based on our intangible assets as of October 31, 2001, the estimated future amortization expense for intangible assets is as follows:

2002	$990
2003	931
2004	756
2005	497
2006	312
Thereafter	148

$3,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

5.	DEBT

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

At April 30, 2002, there were no borrowings outstanding under the revolving loan agreement. The unused borrowing capacity was approximately $11,976.

Capital Lease Obligations

At April 30, 2002, our only debt consisted of various capital lease obligations for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

6.	STOCKHOLDERS’ EQUITY

We issued approximately 123,000 shares of common stock upon the exercise of outstanding stock options during the six months ended April 30, 2002.

In December 2001, our Board of Directors approved a stock repurchase plan that authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. For the six months ended April 30, 2002, we repurchased 5,000 shares of our common stock for $72 and the repurchase had no significant impact on our reported net earnings (loss) per share. See Note 9 regarding significant stockholders’ equity transactions in May 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

7.	EARNINGS (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Basic:
Net earnings (loss)	$297	$825	$(1,060)	$(1,526)

Weighted average common shares outstanding	16,448	11,352	16,430	11,184

Basic earnings (loss) per share	$0.02	$0.07	$(0.06)	$(0.14)

Diluted:
Net earnings (loss)	$297	$825	$(1,060)	$(1,526)

Weighted average common shares outstanding	16,448	11,352	16,430	11,184
Potential common shares:
Stock options and warrants	692	921	—	—

Weighted average common and potential common shares outstanding for diluted earnings (loss) per share	17,140	12,273	16,430	11,184

Diluted earnings (loss) per share	$0.02	$0.07	$(0.06)	$(0.14)

We incurred a net loss for each of the six months ended April 30, 2002 and 2001, and potential common shares are antidilutive and excluded from the calculation of diluted loss per share. The number of potential common shares excluded from the diluted loss per share calculation was approximately 647,000 and 947,000 for the six months ended April 30, 2002 and 2001, respectively.

8.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Net income (loss)	$297	$825	$(1,060)	$(1,526)
Cumulative foreign currency translation gains (losses)	95	(43)	(11)	(89)

Total comprehensive income (loss)	$392	$782	$(1,071)	$(1,615)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

9.	SUBSEQUENT EVENTS

Acquisition of NetSchools Corporation

In May 2002, we acquired NetSchools Corporation (“NetSchools”), a provider of Internet-based e-learning software and services solutions for the K-12 market. NetSchools offers a web-based curriculum and instructional management delivery platform that facilitates delivery of school curriculum aligned to local, state and national standards and facilitates online assessment, lesson planning and content delivery. This acquisition will enhance our ability to provide enterprise-wide solutions that align classroom education across all standards and deliver compelling and effective content through NetSchools’ instructional management platform.

We acquired all the shares of NetSchools for $6,000 in cash; 800,000 shares of our common stock; 200,000 warrants to purchase shares of our common stock; assumed liabilities and transaction expenses; and additional consideration of up to approximately $6,000, contingent on the NetSchools’ product and services revenues generated through October 2004. After adding transaction costs, this acquisition had a total value of approximately $27,000. Total cash usage related to this acquisition in 2002 is expected to be approximately $15,000.

Repurchases of Common Stock

During May 2002, we repurchased approximately 325,000 shares of our common stock for an aggregate cost of approximately $4,125. See Note 6 for additional information on stock repurchases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

OVERVIEW

We enhance the learning process by providing computer-based and e-learning instruction software and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO® Learning System and PLATO® Web Learning Network provide more than 3,500 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our critical accounting policies and have identified revenue recognition, the valuation of accounts receivable, the capitalization of product development costs and the valuation of our deferred tax asset as the critical accounting policies that are significant to the financial statement presentation and require difficult, subjective and complex judgments.

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

The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered reasonably assured. In addition, our transactions often consist of multiple element arrangements which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES, Continued

Deferred Tax Asset, Continued

At April 30, 2002 we have a net deferred tax asset of approximately $10,400. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance, which could reduce our net income by a material amount.

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Revenues:
License fees	77.9%	81.2%	76.8%	78.3%
Services	16.5	13.0	16.6	14.4
Other	5.6	5.8	6.6	7.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	12.0	9.6	13.2	11.7
Gross profit	88.0	90.4	86.8	88.3

Operating expenses:
Selling, general and administrative	69.5	66.1	75.1	75.2
Product development and customer support	15.0	13.3	17.1	15.3
Amortization of intangibles	1.0	2.5	1.2	2.4
Special charges	—	—	—	5.0

Total operating expenses	85.5	81.9	93.4	97.9

Operating profit (loss)	2.5	8.5	(6.6)	(9.6)
Interest income and interest and other expense, net	0.8	(0.5)	1.2	(0.9)

Earnings (loss) before income taxes	3.3	8.0	(5.4)	(10.5)
Income tax expense (benefit)	1.6	2.6	(2.0)	(4.4)

Net earnings (loss)	1.7%	5.4%	(3.4)%	(6.1)%

Revenues

Total Revenues. Total revenues increased 12.0% to $17,212 for the three months ended April 30, 2002 from $15,364 for the same period in 2001. The increase was primarily due to the $940 increase in license fees revenues and the $840 increase in services revenues. Total revenues

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

increased 24.4% to $31,259 for the six months ended April 30, 2002 from $25,118 for the same period in 2001. The increase was primarily due to the $4,331 increase in license fees revenues and the $1,566 increase in services revenues.

License Fees. Revenues from license fees increased 7.5% to $13,416 for the three months ended April 30, 2002 from $12,476 for the same period in 2001. As a percentage of total revenues, license fees revenues were 77.9% for the three months ended April 30, 2002, down from 81.2% for the same period in 2001. Revenues from license fees increased 22.0% to $24,000 for the six months ended April 30, 2002 from $19,669 for the same period in 2001. As a percentage of total revenues, license fees revenues were 76.8% for the six months ended April 30, 2002, down from 78.3% for the same period in 2001. This revenue growth was achieved primarily through increased sales volume to both new and existing customers driven by increased acceptance of our courseware products. Sales of our PLATO Web Learning Network (PWLN) product continue to grow. Our order intake for PWLN during the three months ended April 30, 2002 was approximately $1,500 of which we recognized $760 of revenue. This compares to $935 of order intake and $100 of recognized revenue in the comparable period of 2001. Since launching this product, we have taken orders for $5,500 of PWLN product and have recognized only $2,400 of revenues through April 30, 2002. New products from the acquisitions of Wasatch Interactive Learning Corporation in April 2001 and TeachMaster Technologies, Inc. in September 2001 contributed approximately $1,500 and $2,200 of revenue for the three and six months ended April 30, 2002, respectively.

Services. Revenues from services increased 42.1% to $2,836 for the three months ended April 30, 2002 from $1,996 for the same period in 2001. As a percentage of total revenues, services revenues were 16.5% for the three months ended April 30, 2002 up from 13.0% for the same period in 2001. Revenues from services increased 43.2% to $5,187 for the six months ended April 30, 2002 from $3,621 for the same period in 2001. As a percentage of total revenues, services revenues were 16.6% for the six months ended April 30, 2002 up from 14.4% for the same period in 2001. This revenue increase resulted primarily from the continued growth in license fees revenues and customer acceptance of our training and technical support services. New services from the acquisitions of Wasatch Interactive Learning Corporation in April 2001 and TeachMaster Technologies, Inc. in September 2001 contributed approximately $200 and $300 of revenue for the three and six months ended April 30, 2002, respectively.

Other. Other revenues, including hardware and third-party courseware products, increased 7.6% to $960 for the three months ended April 30, 2002 from $892 for the same period in 2001. As a percentage of total revenues, other revenues were 5.6% for the three months ended April 30, 2002 and 5.8% for the same period in 2001. Other revenues increased 13.3% to $2,072 for the six months ended April 30, 2002 from $1,828 for the same period in 2001. As a percentage of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

total revenues, other revenues were 6.6% for the six months ended April 30, 2002 and 7.3% for the same period in 2001.

Cost of Revenues

Total cost of revenues increased 40.8% to $2,068 for the three months ended April 30, 2002 from $1,469 for the same period in 2001. Total cost of revenues increased 39.9% to $4,123 for the six months ended April 30, 2002 from $2,948 for the same period in 2001. The increase was primarily due to the increase in license fees revenues and third party courseware product royalties. Gross profit margin was 88.0% for the three months ended April 30, 2002, down from 90.4% for the same period in 2001, and was 86.8% for the six months ended April 30, 2002, down from 88.3% for the same period in 2001. This decrease in gross profit margin resulted primarily from a higher proportion of third party products included in our product sales mix. License fees and services, which have high margins, were offset slightly by increased royalties on third party courseware products. Our future gross profit margin will be dependent primarily on the product mix of our revenues.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses increased 17.8% to $11,960 for the three months ended April 30, 2002 from $10,157 for the same period in 2001. Selling, general and administrative expenses increased 24.3% to $23,476 for the six months ended April 30, 2002 from $18,894 for the same period in 2001. The increased expenses resulted from a number of factors including increased headcount from the acquisitions of Wasatch Interactive Learning Corporation in April 2001 and TeachMaster Technologies, Inc. in September 2001, increased commissions due to the growth in revenue, increased marketing costs necessary to generate revenue growth, and additions to our management team and infrastructure necessary to grow the business. As a percentage of total revenues, selling, general and administrative expenses were 69.5% for the three months ended April 30, 2002, up from 66.1% for the same period in 2001, and 75.1% for the six months ended April 30, 2002 comparable to 75.2% for the same period in 2001. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to increase revenues and achieve our sales targets.

Product Development and Customer Support. Product development and customer support expenses increased 26.0% to $2,577 for the three months ended April 30, 2002 from $2,045 for the same period in 2001. Product development and customer support expenses increased 39.8% to $5,358 for the six months ended April 30, 2002 from $3,832 for the same period in 2001. As a percentage of total revenues, product development and customer support expenses were 15.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Operating Expenses, Continued

Product Development and Customer Support, Continued

for the three months ended April 30, 2002, up from 13.3% for the same period in 2001, and 17.1% for the six months ended April 30, 2002, up from 15.3% for the same period in 2001. These increases reflect our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network. As part of our growth strategy, we intend to introduce a number of new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs and related amortization are dependent on our ability to introduce new products and product improvements on a cost-effective and timely basis. Capitalized development costs were $1,917 and $3,262 for the three and six months ended April 30, 2002, respectively, compared to $1,067 and $1,952 for the same periods in 2001. Amortization of previously capitalized development costs was $1,001 and $1,940 for the three and six months ended April 30, 2002, respectively, up from $759 and $1,251 for the same periods in 2001, as projects completed during prior periods are now being amortized to expense.

Amortization of Intangibles. Expense for the three and six months ended April 30, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective November 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. We have completed the transitional impairment test of goodwill as of November 1, 2001 and the carrying value of goodwill was not impaired. Expense for the same periods in 2001 included $283 and $414 of goodwill amortization and $103 and $180 of intangible amortization, respectively.

Special Charge. The special charge in 2001 represented costs associated with the retirement of our founder and former chief executive officer and included non-cash amounts of $463 for the accelerated vesting of stock options.

Interest Income

Interest income was $189 and $557 for the three and six months ended April 30, 2002 compared to $24 and $31 for the same periods in 2001. The increased interest income is the result of higher invested balances in 2002. We completed a public stock offering in June 2001, which significantly increased our cash and cash equivalent balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Income Taxes

Our effective income tax rate for the six months ended April 30, 2002 was 37%, compared to the 42% effective rate for the same period in 2001. Our fiscal year 2002 effective tax rate will be highly dependent upon the taxable income in each of our taxable jurisdictions.

FINANCIAL CONDITION

Liquidity and Capital Resources

At April 30, 2002, our principal sources of liquidity included cash and cash equivalents of $59,122, net accounts receivable of $25,803, and our unused line of credit. We had total installment receivables of $18,966 at April 30, 2002, of which $16,216 is to be billed within one year from the balance sheet date and is included in net accounts receivable. Working capital was $70,415 at April 30, 2002, a decrease of $3,634 from October 31, 2001, due primarily to decreased cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and increased deferred revenue. Cash and cash equivalents decreased primarily due to the seasonality of the business as we typically use cash in the first half of the year.

Cash flows from operations were used principally to fund our working capital requirements. Net cash provided by operating activities was $2,115 for the six months ended April 30, 2002 and $376 for the same period in 2001. The increase in operating cash flows is due primarily to the improvement in operating results and the decrease in accounts receivable, slightly offset by the decrease in accounts payable and accrued expenses.

Net cash used in our investing activities was $5,275 for the six months ended April 30, 2002 compared to $6,806 for the same period in 2001. The decrease in net cash used was due to our increased capital expenditures in 2002, primarily related to the installation of a new enterprise resource planning system that is expected to be completed in 2002, and our increased investment in capitalized product development costs as we continue to develop new courseware products, offset by our acquisition of Wasatch Interactive Learning Corporation in April 2001.

Net cash provided by our financing activities was $766 for the six months ended April 30, 2002 compared to $1,185 for the same period in 2001. Cash received from the exercise of stock options was partially offset by repayments of capital lease obligations and, in 2002, the repurchase of common stock. Additionally, in 2001, we borrowed funds under our revolving loan agreement. We have resources available under our revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At April 30, 2002, there were no borrowings outstanding and the unused borrowing capacity was approximately $11,976.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

In May 2002, we acquired NetSchools Corporation (“NetSchools”), a provider of Internet-based e-learning software and services solutions for the K-12 market. NetSchools offers a web-based curriculum and instructional management delivery platform that facilitates delivery of school curriculum aligned to local, state and national standards and facilitates online assessment, lesson planning and content delivery. This acquisition will enhance our ability to provide enterprise-wide solutions that align classroom education across all standards and deliver compelling and effective content through NetSchools’ instructional management platform.

We acquired all the shares of NetSchools for $6,000 in cash; 800,000 shares of our common stock; 200,000 warrants to purchase shares of our common stock; assumed liabilities and transaction expenses; and additional consideration of up to approximately $6,000, contingent on the NetSchools’ product and services revenues generated through October 2004. After adding transaction costs, this acquisition had a total value of approximately $27,000. Total cash usage related to this acquisition in 2002 is expected to be approximately $15,000.

In December 2001, our Board of Directors approved a stock repurchase plan that authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. For the six months ended April 30, 2002, we repurchased 5,000 shares of our common stock for $72 and the repurchase had no significant impact on our reported net earnings (loss) per share. In May 2002, we repurchased approximately 325,000 shares of our common stock at various times for an aggregate cost of approximately $4,125.

We maintain adequate cash balances and credit facilities to meet our anticipated working capital, capital expenditure and business investment requirements.

Disclosures about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist of future payments due under capital lease obligations and operating leases. For the full fiscal year 2002, payments of approximately $242 are due under capital lease obligations and payments of approximately $1,437 are due under operating leases.

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

Factors Affecting Quarterly Operating Results, Continued

next three quarters. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At April 30, 2002, we did not have any outstanding borrowings under this revolving loan. In addition, our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Approximately 8% of our total revenues were denominated in currencies other than the U.S. dollar for the six months ended April 30, 2002.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any litigation that is expected to have a material adverse effect on our business.

Item 2.     Changes in Securities

Not Applicable.

Item 3.     Defaults Upon Senior Securities

Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on March 14, 2002. There were 16,380,181 shares of Common Stock entitled to vote at the meeting and a total of 14,867,734 shares (90.77%) were represented at the meeting. Voting was as follows:

1.	Election of Directors:
Gen. Dennis J. Reimer, USA (Ret.)

For	Withhold
14,425,123	442,611

2.	To approve the PLATO Learning, Inc. 2002 Stock Plan:

For	Against	Abstain	Broker Non-Vote
6,465,107	5,477,754	17,259	2,907,614

3.	To approve an amendment to the Amended Certificate of Incorporation to increase the number of authorized shares to 55,000,000 shares of stock, consisting of 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock:

For	Against	Abstain	Broker Non-Vote
13,856,961	999,896	10,877	-0-

4.	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending October 31, 2002:

For	Against	Abstain	Broker Non-Vote
14,769,564	96,420	1,750	-0-

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number and Description

3.04	Certificate of Amendment of Amended Certificate of Incorporation, filed April 24, 2000 is incorporated by reference to the corresponding exhibit to our Annual Report on Form 10-K for the year ended October 31, 2001

3.05	Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992

3.06	Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ended April 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2002.

PLATO LEARNING, INC

By /s/John Murray President and Chief Executive Officer (principal executive officer)

/s/Gregory J. Melsen Vice President Finance and Chief Financial Officer (principal financial officer)

/s/Mary Jo Murphy Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)