Form 10-Q
period 2002-07-31
PLATO LEARNING INC
filed 2002-09-16
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	16,422,628 shares

Class	Outstanding as of August 31, 2002

(This document contains 30 pages)

PLATO Learning, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Revenues:
License fees	$15,509	$19,903	$39,509	$39,572
Services	2,880	1,896	8,067	5,517
Other	1,217	1,004	3,289	2,832

Total revenues	19,606	22,803	50,865	47,921

Cost of revenues:
License fees	854	624	2,637	1,319
Services	481	233	1,058	743
Other	954	810	2,717	2,553

Total cost of revenues	2,289	1,667	6,412	4,615

Gross profit	17,317	21,136	44,453	43,306

Operating expenses:
Selling, general and administrative	13,372	11,950	36,848	30,844
Product development and customer support	3,899	2,238	9,257	6,070
Amortization of intangibles	343	818	705	1,412
Purchased in-process research and development	360	—	360	—
Special charges	—	—	—	1,260

Total operating expenses	17,974	15,006	47,170	39,586

Operating profit (loss)	(657)	6,130	(2,717)	3,720
Interest income	171	313	728	344
Interest expense	(34)	(273)	(107)	(428)
Other expense, net	(30)	(10)	(139)	(107)

Earnings (loss) before income taxes	(550)	6,160	(2,235)	3,529
Income tax expense (benefit)	(350)	2,587	(975)	1,482

Net earnings (loss)	$(200)	$3,573	$(1,260)	$2,047

Earnings (loss) per share:
Basic	$(0.01)	$0.24	$(0.08)	$0.17

Diluted	$(0.01)	$0.22	$(0.08)	$0.15

Weighted average common shares outstanding:
Basic	16,676	14,758	16,512	12,390

Diluted	16,676	15,953	16,512	13,416

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	October 31,
	2002	2001

	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$32,827	$61,568
Accounts receivable, less allowance of $2,877 and $2,545, respectively	30,212	28,739
Prepaid expenses and other current assets	2,611	1,317
Deferred income taxes	2,468	2,468

Total current assets	68,118	94,092
Equipment and leasehold improvements, less accumulated depreciation and amortization of $4,954 and $3,829, respectively	5,119	2,803
Product development costs, less accumulated amortization of $15,115 and $12,094, respectively	11,992	9,949
Deferred income taxes	8,375	6,832
Goodwill	38,486	16,152
Identified intangible assets, less accumulated amortization of $1,531 and $601, respectively	7,904	3,634
Other assets	1,968	2,449

Total assets	$141,962	$135,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$316	$242
Accounts payable	2,115	2,216
Accrued employee salaries and benefits	4,836	4,539
Accrued liabilities	4,184	3,883
Deferred revenue	12,944	9,163

Total current liabilities	24,395	20,043
Long-term debt	638	720
Deferred revenue	1,794	1,170
Other liabilities	25	79

Total liabilities	26,852	22,012

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 17,649 shares issued and 16,418 shares outstanding at July 31, 2002; 16,689 shares issued and 16,411 shares outstanding at October 31, 2001	164	164
Paid-in capital	127,086	113,767
Treasury stock at cost, 1,231 and 278 shares, respectively	(15,993)	(4,914)
Retained earnings	4,526	5,786
Accumulated other comprehensive loss	(673)	(904)

Total stockholders’ equity	115,110	113,899

Total liabilities and stockholders’ equity	$141,962	$135,911

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,

	2002	2001

Operating activities:
Net earnings (loss)	$(1,260)	$2,047

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	5,119	4,394
Deferred income taxes	(975)	1,482
Provision for doubtful accounts	1,501	1,035
Purchased in-process research and development	360	—
Stock-based compensation	45	556
Loss on disposal of equipment	100	29
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,655)	(6,878)
Prepaid expenses and other current and noncurrent assets	58	(972)
Accounts payable	(2,578)	(276)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	109	(1,433)
Deferred revenue	624	2,655

Total adjustments	1,708	592

Net cash provided by operating activities	448	2,639

Investing activities:
Acquisitions, net of cash acquired of $153 and $279	(9,310)	(4,327)
Capitalization of product development costs	(5,014)	(3,541)
Capital expenditures	(2,592)	(811)

Net cash used in investing activities	(16,916)	(8,679)

Financing activities:
Net proceeds from issuance of common stock	1,277	57,603
Repurchase of common stock	(11,089)	—
Repayments of bank debt	(2,366)	—
Repayments of capital lease obligations	(233)	(138)

Net cash provided by (used in) financing activities	(12,411)	57,465

Effect of foreign currency on cash	138	(99)

Net increase (decrease) in cash and cash equivalents	(28,741)	51,326
Cash and cash equivalents at beginning of period	61,568	6,415

Cash and cash equivalents at end of period	$32,827	$57,741

Cash paid for interest	$138	$240
Cash paid for income taxes	58	418
Non-cash investing and financing activities:
Common stock and warrants issued for acquisition	11,497	12,000
Assets acquired in acquisition	2,480	595
Liabilities assumed in acquisition	9,232	557
Capital lease obligations incurred	85	733
Debt converted to common stock	—	600
Stock option exercises using common stock	—	3,620

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

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

Product Development, Enhancement and Maintenance Costs

Costs incurred in the development, enhancement and routine maintenance of our current generation courseware products are expensed as incurred. Costs incurred in establishing the technological feasibility of new courseware products are expensed as incurred. Once technological feasibility has been established, costs incurred in the development of new generation courseware products are capitalized. Technological feasibility is established when we have completed all planning, designing, coding and testing activities necessary to establish that a product can be produced to meet its design specifications.

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

Amortization expense related to capitalized product development costs was $1,066 and $863 for the three months and $3,006 and $2,114 for the nine months ended July 31, 2002 and 2001, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

2.	ACQUISITIONS

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

We acquired all the shares of NetSchools for $6,050 in cash; 800,000 shares of our common stock; 200,000 warrants to purchase shares of our common stock at $17.00 per share through May 9, 2007; assumed liabilities and transaction expenses; and additional consideration of up to approximately $6,000, contingent on the NetSchools’ product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill.

The purchase price consisted of the following components:

Common stock issued	$10,528
Cash paid	6,050
Direct acquisition fees	3,575
Liabilities assumed	9,232
Common stock warrants issued	969

$30,354

The allocation of the total purchase price, including acquisition fees, was as follows:

Estimated fair value of tangible assets acquired	$2,480
Estimated fair value of identified intangible assets	5,200
Goodwill	22,314
Purchased in-process research and development	360

$30,354

The NetSchools acquisition was accounted for under SFAS 141 using the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values on the acquisition date.

Direct acquisition fees consisted of $1,700 for investment banking, legal and professional fees, $1,125 for NetSchools change-in-control and management incentive payments, and $750 for lease termination costs. Substantially all of these fees have been paid as of July 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

2.	ACQUISITIONS, Continued

NetSchools Corporation, Continued

In connection with this acquisition, we developed plans for employee relocations and workforce and facility reductions. The aggregate estimated costs of these plans are $767 which consisted of $315 related to the elimination of 39 positions, $282 related to lease termination and $170 related to employee relocation. As of July 31, 2002, severance payments of $79 had been made related to the termination of ten of these employees, and payments of $137 and $20 had been made related to lease termination and employee relocation, respectively. We expect to complete these activities within one year from the acquisition date. Until these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

Total cash usage related to this acquisition in 2002 is expected to be approximately $12,000 which includes $6,050 cash paid as part of the purchase price, $3,575 in direct acquisition fees, and $2,366 of NetSchools bank debt repaid subsequent to the closing date of the acquisition.

The valuation of identified intangible assets, consisting of a customer list, acquired technology and in-process research and development, was performed by an independent appraisal firm. Goodwill and intangible assets are subject to the provisions of SFAS 142. Goodwill will not be amortized; however, it will be tested for impairment on an annual basis. The customer list and acquired technology are being amortized over five to seven years.

At the date of acquisition, $360 of the purchase price was expensed for purchased in-process research and development related to a new version of NetSchools’ Orion product, which had not yet reached technological feasibility and had no alternative future use. The Orion product is an online tool for curriculum management and correlation to state education standards. The value assigned to this in-process research and development was determined by estimating the total costs required to develop the new product. At the acquisition date, the new Orion product was approximately 67% complete and is expected to be completed in 2002 at an estimated cost of approximately $200.

Unaudited ProForma Data

In April 2001, we acquired Wasatch Interactive Learning Corporation (“Wasatch”). For further information regarding this acquisition, refer to Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

The operating results of Wasatch and NetSchools were included in our consolidated statements of operations from the date of acquisition. Our unaudited pro forma consolidated results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

2.	ACQUISITIONS, Continued

Unaudited ProForma Data, Continued

operations, as if the Wasatch and NetSchools acquisitions had occurred at the beginning of the periods presented, were as follows:

	Nine Months Ended July 31,

	2002	2001

Revenues	$56,302	$60,887
Net loss	(6,017)	(9,951)
Diluted loss per share	(0.35)	(0.73)

The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

3.	ACCOUNTS RECEIVABLE

Accounts receivable include installment receivables of $17,460 and $16,087 at July 31, 2002 and October 31, 2001, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $1,622 and $2,021 at July 31, 2002 and October 31, 2001, respectively, and are included in other assets on the consolidated balance sheets.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective November 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Goodwill

Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. We have completed the transitional impairment test of goodwill as of November 1, 2001 and the carrying value of goodwill was not impaired. The carrying value of our goodwill was $16,152 at November 1, 2001 and $38,486 at July 31, 2002. At July 31, 2002, our goodwill was not impaired; however, subsequent to that date, the market value of our common stock had declined to a point where our market capitalization was below our net book value. This may indicate a potential impairment of our goodwill if the market value of our common stock does not increase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Goodwill, Continued

For the three and nine months ended July 31, 2001, $663 and $1,077 of goodwill amortization expense was recorded. The following table presents the impact of SFAS 142 on net income (loss) and the related per share amounts as if it had been in effect for the three and nine months ended July 31, 2001:

	Three Months Ended			Nine Months Ended
	July 31, 2001			July 31, 2001

		Per Share			Per Share

		Basic	Diluted		Basic	Diluted

Reported net income (loss)	$3,573	$0.24	$0.22	$2,047	$0.17	$0.15
Add back goodwill amortization (net of tax)	385	0.03	0.03	625	0.05	0.05

Adjusted net income (loss)	$3,958	$0.27	$0.25	$2,672	$0.22	$0.20

Other Intangible Assets

Acquired intangible assets subject to amortization at July 31, 2002 were as follows:

	Gross Carrying	Accumulated
	Value	Amortization	Net Carrying Value

Acquired technology	$6,252	$659	$5,593
Trademark	1,380	394	986
Customer lists	1,300	276	1,024
Employment agreement	413	112	301
Noncompete agreements	90	90	—

	$9,435	$1,531	$7,904

Amortization expense for intangible assets was $418 and $930 for the three and nine months ended July 31, 2002, respectively, of which $75 and $225 was included in product development and customer support expense for each period. Amortization expense for the three and nine months ended July 31, 2001 was $230 and $435, respectively, of which $75 and $100 was included in product development and customer support expense for each period.

The estimated annual amortization expense for intangible assets is as follows:

2002	$1,354
2003	1,697
2004	1,522
2005	1,263
2006	1,078
Thereafter	1,920

$8,834

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

5.	DEBT

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

The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Debt Coverage covenant for the period ended July 31, 2002 and we received a waiver from our lender covering this noncompliance for such period.

At July 31, 2002, there were no borrowings outstanding under the revolving loan agreement and our unused borrowing capacity was $12,500.

Capital Lease Obligations

At July 31, 2002, our only debt consisted of various capital lease obligations for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

6.	STOCKHOLDERS’ EQUITY

We issued approximately 166,000 shares of our common stock upon the exercise of outstanding stock options during the nine months ended July 31, 2002.

In May 2002, we issued 800,000 shares of our common stock and warrants to purchase 200,000 shares of our common stock at $17.00 per share through May 9, 2007 in connection with the acquisition of NetSchools (see Note 2). The warrants were assigned a value of $969 using the Black-Scholes option pricing model.

In December 2001, our Board of Directors approved a stock repurchase plan that authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. For the nine months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

6.	STOCKHOLDERS’ EQUITY, Continued

ended July 31, 2002, we repurchased approximately 953,000 shares of our common stock for $11,089 and these shares were reflected as treasury stock in the consolidated balance sheet. The repurchase of these shares had no significant impact on our reported net earnings (loss) per share.

7.	EARNINGS (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Basic:
Net earnings (loss)	$(200)	$3,573	$(1,260)	$2,047

Weighted average common shares outstanding	16,676	14,758	16,512	12,390

Basic earnings (loss) per share	$(0.01)	$0.24	$(0.08)	$0.17

Diluted:
Net earnings (loss)	$(200)	$3,573	$(1,260)	$2,047

Weighted average common shares outstanding	16,676	14,758	16,512	12,390
Potential common shares:
Stock options and warrants	—	1,195	—	1,026

Weighted average common and potential common shares outstanding for diluted earnings (loss) per share	16,676	15,953	16,512	13,416

Diluted earnings (loss) per share	$(0.01)	$0.22	$(0.08)	$0.15

Diluted loss per share is the same as basic loss per share for each of the three and nine months ended July 31, 2002 as approximately 2,421,000 potential shares of common stock from conversion of outstanding stock options and warrants were anti-dilutive. The impact on weighted average shares outstanding related to these potential common shares was approximately 369,000 and 568,000 for the three and nine months ended July 31, 2002, respectively.

8.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Net income (loss)	$(200)	$3,573	$(1,260)	$2,047
Cumulative foreign currency translation gains (losses)	242	(12)	231	(101)

Total comprehensive income (loss)	$42	$3,561	$(1,029)	$1,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

9.	SUBSEQUENT EVENT

Acquisition of LearningElements

In August 2002, we acquired LearningElements, a privately-held corporation and Maryland-based provider of comprehensive K-3 reading curriculum, for $2,950 in cash and $3,050 of our common stock. This acquisition will enhance our growing curriculum solution for elementary schools by providing a research-based early reading product line that meets new federal education guidelines.

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

The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered probable. In addition, our transactions often consist of multiple element arrangements which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES, Continued

Deferred Tax Asset, Continued

At July 31, 2002 we had a net deferred tax asset of approximately $10,843. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance, which could reduce our net income by a material amount.

ACQUISITION

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

We acquired all the shares of NetSchools for $6,050 in cash; 800,000 shares of our common stock; 200,000 warrants to purchase shares of our common stock at $17.00 per share through May 9, 2007; assumed liabilities and transaction expenses; and additional consideration of up to approximately $6,000, contingent on the NetSchools’ product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill.

The NetSchools acquisition was accounted for using the purchase method of accounting (see Note 2 to Consolidated Financial Statements) and the operating results of NetSchools were included in our financial statements from the date of acquisition.

Direct acquisition fees consisted of $1,700 for investment banking, legal and professional fees, $1,125 for NetSchools change-in-control and management incentive payments, and $750 for lease termination costs. Substantially all of these fees have been paid as of July 31, 2002.

In connection with this acquisition, we developed plans for employee relocations and workforce and facility reductions. The aggregate estimated costs of these plans are $767 which consisted of $315 related to the elimination of 39 positions, $282 related to lease termination and $170 related to employee relocation. As of July 31, 2002, severance payments of $79 had been made related to the termination of ten of these employees, and payments of $137 and $20 had been made related to lease termination and employee relocation, respectively. We expect to complete these activities within one year from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

ACQUISITION, Continued

the acquisition date. Until these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

Total cash usage related to this acquisition in 2002 is expected to be approximately $12,000 which includes $6,050 cash paid as part of the purchase price, $3,575 in direct acquisition fees, and $2,366 of NetSchools bank debt repaid subsequent to the closing date of the acquisition.

The valuation of identified intangible assets, consisting of a customer list, acquired technology and in-process research and development, was performed by an independent appraisal firm. Goodwill and intangible assets are subject to the provisions of SFAS 142. Goodwill will not be amortized; however, it will be tested for impairment on an annual basis. The customer list and acquired technology are being amortized over five to seven years.

At the date of acquisition, $360 of the purchase price was expensed for purchased in-process research and development related to a new version of NetSchools’ Orion product, which had not yet reached technological feasibility and had no alternative future use. The Orion product is an online tool for curriculum management and correlation to state education standards. The value assigned to this in-process research and development was determined by estimating the total costs required to develop the new product. At the acquisition date, the new Orion product was approximately 67% complete and is expected to be completed in 2002 at an estimated cost of approximately $200.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Revenues:
License fees	79.1%	87.3%	77.7%	82.6%
Services	14.7	8.3	15.8	11.5
Other	6.2	4.4	6.5	5.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	11.7	7.3	12.6	9.6

Gross profit	88.3	92.7	87.4	90.4

Operating expenses:
Selling, general and administrative	68.2	52.4	72.4	64.4
Product development and customer support	19.9	9.8	18.2	12.7
Amortization of intangibles	1.8	3.6	1.4	2.9
Acquired research and development	1.8	—	0.7	—
Special charges	—	—	—	2.6

Total operating expenses	91.7	65.8	92.7	82.6

Operating profit (loss)	(3.4)	26.9	(5.3)	7.8
Interest income and interest and other expense, net	0.6	0.1	0.9	(0.4)

Earnings (loss) before income taxes	(2.8)	27.0	(4.4)	7.4
Income tax expense (benefit)	(1.8)	11.3	(1.9)	3.1

Net earnings (loss)	(1.0)%	15.7%	(2.5)%	4.3%

Revenues

Total Revenues. Total revenues decreased 14.0% to $19,606 for the three months ended July 31, 2002 from $22,803 for the same period in 2001. The decrease was primarily due to the $4,394 decrease in license fees revenues slightly offset by the $984 increase in services revenues.

Total revenues increased 6.1% to $50,865 for the nine months ended July 31, 2002 from $47,921 for the same period in 2001. The increase was primarily due to the $2,550 increase in services revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

License Fees. Revenues from license fees decreased 22.1% to $15,509 for the three months ended July 31, 2002 from $19,903 for the same period in 2001. As a percentage of total revenues, license fees revenues were 79.1% for the three months ended July 31, 2002, down from 87.3% for the same period in 2001. Revenues from license fees for the nine months ended July 31, 2002 were $39,509 compared to $39,572 for the same period in 2001. As a percentage of total revenues, license fees revenues were 77.7% for the nine months ended July 31, 2002, down from 82.6% for the same period in 2001. After growing license fees revenues year over year for the first two quarters of 2002, we experienced a downturn in these revenues during the third quarter of 2002 due to federal funding delays and economic uncertainties which significantly impacted the level of purchasing done by our customers. These conditions have impacted our 2002 revenues and will continue to do so for at least the near-term.

Sales of our PLATO Web Learning Network (PWLN) product continue to grow. Our order intake for PWLN during the three months ended July 31, 2002 was approximately $1,800 and we recognized $969 of ratable revenue. This compares to approximately $1,100 of order intake and $315 of recognized revenue in the comparable period of 2001. Since launching this product late in the first quarter of 2001, we have taken orders for approximately $7,300 of PWLN product and have recognized $3,400 of ratable revenue through July 31, 2002. New products from the acquisitions of TeachMaster Technologies, Inc. in September 2001 and NetSchools Corporation in May 2002 contributed approximately $600 and $900 of license fees revenues for the three and nine months ended July 31, 2002, respectively.

Services. Revenues from services increased 51.9% to $2,880 for the three months ended July 31, 2002 from $1,896 for the same period in 2001. As a percentage of total revenues, services revenues were 14.7% for the three months ended July 31, 2002 up from 8.3% for the same period in 2001. Revenues from services increased 46.2% to $8,067 for the nine months ended July 31, 2002 from $5,517 for the same period in 2001. As a percentage of total revenues, services revenues were 15.8% for the nine months ended July 31, 2002 up from 11.5% for the same period in 2001. This revenue increase resulted from increased services to correlate curriculum to standards and to aid in the professional development of teachers and the continued growth in customer acceptance of our training and technical support services. New services from the acquisitions of TeachMaster Technologies, Inc. in September 2001 and NetSchools Corporation in May 2002 contributed approximately $600 and $850 of services revenues for the three and nine months ended July 31, 2002, respectively.

Other. Other revenues, including hardware and third-party courseware products, increased 21.2% to $1,217 for the three months ended July 31, 2002 from $1,004 for the same period in 2001. As a percentage of total revenues, other revenues were 6.2% for the three months ended July 31, 2002 and 4.4% for the same period in 2001. Other revenues increased 16.1% to $3,289

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

for the nine months ended July 31, 2002 from $2,832 for the same period in 2001. As a percentage of total revenues, other revenues were 6.5% for the nine months ended July 31, 2002 and 5.9% for the same period in 2001.

Cost of Revenues

Total cost of revenues increased 37.3% to $2,289 for the three months ended July 31, 2002 from $1,667 for the same period in 2001. Total cost of revenues increased 38.9% to $6,412 for the nine months ended July 31, 2002 from $4,615 for the same period in 2001. The increase was primarily due to the increases in services and other revenues, including third party courseware product royalties. Gross profit margin was 88.3% for the three months ended July 31, 2002, down from 92.7% for the same period in 2001, and was 87.4% for the nine months ended July 31, 2002, down from 90.4% for the same period in 2001. This decrease in gross profit margin resulted primarily from a lower proportion of license fees revenues included in our product sales mix. We expect our gross profit margin in the fourth quarter of 2002 and in 2003 to be in the range of 88% to 90%; however our future gross profit margin will be dependent primarily on the product mix underlying our revenues.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses increased 11.9% to $13,372 for the three months ended July 31, 2002 from $11,950 for the same period in 2001. Selling, general and administrative expenses increased 19.5% to $36,848 for the nine months ended July 31, 2002 from $30,844 for the same period in 2001. The increased expenses resulted from a number of factors including increased headcount from our acquisitions in 2001 and 2002, increased marketing costs necessary to generate planned revenue growth, and additions to our management team and infrastructure necessary to grow our business over the long-term. As a percentage of total revenues, selling, general and administrative expenses were 68.2% for the three months ended July 31, 2002, up from 52.4% for the same period in 2001, and 72.4% for the nine months ended July 31, 2002 compared to 64.4% for the same period in 2001. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to increase revenues, achieve our sales targets and integrate our acquisitions.

Product Development and Customer Support. Product development and customer support expenses increased 74.2% to $3,899 for the three months ended July 31, 2002 from $2,238 for the same period in 2001. Product development and customer support expenses increased 52.5% to $9,257 for the nine months ended July 31, 2002 from $6,070 for the same period in 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Operating Expenses, Continued

Product Development and Customer Support, Continued

As a percentage of total revenues, product development and customer support expenses were 19.9% for the three months ended July 31, 2002, up from 9.8% for the same period in 2001, and 18.2% for the nine months ended July 31, 2002, up from 12.7% for the same period in 2001. These increases reflect a high level of spending needed to complete the new version of the NetSchools Orion product and our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network. As part of our growth strategy, we intend to introduce a number of new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs and related amortization are dependent on our ability to introduce new products and product improvements on a cost-effective and timely basis. Capitalized development costs were $1,752 and $5,014 for the three and nine months ended July 31, 2002, respectively, compared to $1,589 and $3,541 for the same periods in 2001. Amortization of previously capitalized development costs was $1,066 and $3,006 for the three and nine months ended July 31, 2002, respectively, up from $863 and $2,114 for the same periods in 2001, as projects completed during prior periods are now being amortized to expense.

Amortization of Intangibles. Expense for the three and nine months ended July 31, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective November 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. We have completed the transitional impairment test of goodwill as of November 1, 2001 and the carrying value of goodwill was not impaired. At July 31, 2002, our goodwill was not impaired: however, subsequent to that date, the market value of our common stock had declined to a point where our market capitalization was below our net book value. This may indicate a potential impairment of our goodwill if the market value of our common stock does not increase. Expense for the same periods in 2001 included $663 and $1,077 of goodwill amortization and $155 and $335 of intangible amortization, respectively.

Purchased In-Process Research and Development. This charge in 2002 represented the write-off of in-process research and development related to the acquisition of NetSchools as discussed earlier and in Note 2 to Consolidated Financial Statements.

Special Charge. The special charge in 2001 represented costs associated with the retirement of our founder and former chief executive officer and included non-cash amounts of $463 for the accelerated vesting of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Interest Income

Interest income was $171 and $728 for the three and nine months ended July 31, 2002 compared to $313 and $344 for the same periods in 2001. The decreased interest income for the three months ended July 31, 2002 is the result of lower invested balances and lower interest rates in 2002. Invested balances decreased due to cash being used for acquisitions and stock repurchases. The increased interest income for the nine months ended July 31, 2002 is the result of higher invested balances in 2002. We completed a public stock offering in June 2001, which significantly increased our cash and cash equivalent balances.

Interest Expense

Interest expense was $34 and $107 for the three and nine months ended July 31, 2002 compared to $273 and $428 for the same periods in 2001. The decrease in interest expense is the result of lower fees associated with our new revolving loan agreement in 2002.

Income Taxes

Our effective income tax rate for the nine months ended July 31, 2002 was 43.6%, compared to the 42.0% effective rate for the same period in 2001. Our effective income tax rate for the three months ended July 31, 2002 was abnormally high due to the relatively small net loss and the need to adjust our expected effective tax rate for the year 2002 due to the revenue shortfall from our previous estimate. Our fiscal year 2002 effective tax rate is expected to be between 44% and 46%; however, it will be highly dependent upon the taxable income in each of our taxable jurisdictions.

FINANCIAL CONDITION

Liquidity and Capital Resources

At July 31, 2002, our principal sources of liquidity included cash and cash equivalents of $32,827, net accounts receivable of $30,212, and our unused line of credit. We had total installment receivables of $19,082 at July 31, 2002, of which $17,460 is to be billed within one year from the balance sheet date and is included in net accounts receivable. Working capital was $43,723 at July 31, 2002, a decrease of $30,326 from October 31, 2001, due primarily to decreased cash and cash equivalents and increased deferred revenue. Cash and cash equivalents decreased primarily due to cash used for acquisitions, product development, capital expenditures and stock repurchases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

Cash flows from operations were used principally to fund our working capital requirements. Net cash provided by operating activities was $448 for the nine months ended July 31, 2002 compared to $2,639 for the same period in 2001. The decrease in operating cash flows is due primarily to the downturn in operating results and changes in accounts receivable, accounts payable and deferred revenue.

Net cash used in our investing activities was $16,916 for the nine months ended July 31, 2002 compared to $8,679 for the same period in 2001. The increase in net cash used was due to our acquisition of NetSchools, increased capital expenditures, primarily related to the installation of a new enterprise resource planning system that is expected to be completed in 2002, and our increased investment in capitalized product development costs as we continue to develop new courseware products.

Net cash used in our financing activities was $12,411 for the nine months ended July 31, 2002 compared to net cash provided of $57,465 for the same period in 2001. In 2002, we repurchased shares of our common stock as discussed below. In 2001, we completed a public stock offering resulting in net proceeds of approximately $55,000. We have resources available under our revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. We did not comply with the Minimum Debt Coverage covenant of our revolving loan agreement for the period ended July 31, 2002 and we received a waiver from our lender covering this noncompliance for such period. At July 31, 2002, there were no borrowings outstanding and our unused borrowing capacity was $12,500.

In December 2001, our Board of Directors approved a stock repurchase plan that authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. For the nine months ended July 31, 2002, we repurchased approximately 953,000 shares of our common stock for $11,089. The repurchase of these shares had no significant impact on our reported net earnings (loss) per share.

We maintain adequate cash balances and credit facilities to meet our anticipated working capital, capital expenditure and business investment requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

Disclosures about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist of future payments due under capital lease obligations and operating leases. For the full fiscal year 2002, payments of approximately $285 are due under capital lease obligations and payments of approximately $1,640 are due under operating leases.

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

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At July 31, 2002, we did not have any outstanding borrowings under this revolving loan. In addition, our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Approximately 8% of our total revenues were denominated in currencies other than the U.S. dollar for the nine months ended July 31, 2002.

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

Item 4.	INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any litigation that is expected to have a material adverse effect on our business.

Item 2.	Changes in Securities

On May 9, 2002 we issued 800,000 shares of our common stock for the acquisition of NetSchools Corporation (see Note 2 to Consolidated Financial Statements).

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

10.37 – Agreement and Plan of Merger dated May 9, 2002, among PLATO Learning, Inc., PLATO, Inc., NSC Acquisition Corporation and NetSchools Corporation is incorporated by reference to Exhibit 2 on our Current Report on Form 8-K dated May 9, 2002 (File Number 0-20842).

(b) Reports on Form 8-K:

On May 23, 2002 we filed a Current Report on Form 8-K, dated May 9, 2002, and on July 22, 2002 we filed Amendment Number 1 to that report, both related to the acquisition of NetSchools Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 16, 2002.

PLATO LEARNING, INC

By /s/ John Murray

President and Chief Executive Officer (principal executive officer)

/s/ Gregory J. Melsen

Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ Mary Jo Murphy

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

CERTIFICATIONS

Each of the undersigned, in his capacity as an officer of PLATO Learning, Inc., provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. Section 240.13a-14.

I, John Murray, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of PLATO Learning, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ John Murray

President and Chief Executive Officer

I, Gregory J. Melsen, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of PLATO Learning, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ Gregory J. Melsen

Vice President Finance and Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.