Form 10-K/A
period 2001-10-31
PLATO LEARNING INC
filed 2003-01-17
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment Number 1

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

This document contains 40 pages.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001

REASON FOR AMENDMENT

We hereby amend Part II, Items 6, 7, and 8 and Part IV, Item 14 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, originally filed with the Securities and Exchange Commission on January 29, 2002 (the “Original Filing”) to restate our consolidated financial statements as described in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in Note 2 to our Consolidated Financial Statements. The Original Filing, as amended hereby, speaks only as of the date set forth in the Original Filing. We have not updated any of the disclosures to speak to any later date.

		Page

PART I
Item 1.	Business	*
Item 2.	Properties	*
Item 3.	Legal Proceedings	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	*
Item 6.	Selected Financial Data	3
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	4
Item 7A.	Qualitative and Quantitative Disclosures About Market Risk	*
Item 8.	Financial Statements and Supplementary Data	11
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	*
PART III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management	*
Item 13.	Certain Relationships and Related Transactions	*
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	34
Signatures		39
Certifications		40

*	Previously filed

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

Item 6. SELECTED FINANCIAL DATA

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FISCAL YEAR ENDED OCTOBER 31
	2001		2000		1999		1998	1997
STATEMENT OF EARNINGS DATA:
Revenues by product line:
PLATO	$70,107		$56,123		$44,135		$39,385	$33,265
Aviation Training	—		—		—		3,893	3,694

Total revenues	70,107		56,123		44,135		43,278	36,959
Gross profit	63,187		49,629		38,783		38,269	30,484

Operating expenses:
Selling, general and administrative	44,226		34,019		26,464		25,408	36,988
Product development and customer support	8,686		6,339		5,471		7,341	8,036
Goodwill and intangible Amortization	2,112		144		—		—	—
Special charge	1,260		—		—		—	—
Operating profit (loss)	6,903		9,127		6,848		5,520	(14,540)
Interest expense	585		971		1,651		2,217	1,480
Interest income	817		12		22		—	—
Income tax expense (benefit)	3,505		3,096		(6,000	)(a)	—	4,061
Net earnings (loss)	3,505		4,842		11,031	(a)	3,068	(20,217)

PER SHARE OF COMMON STOCK:
Net earnings (loss) — diluted	0.24		0.45		1.13	(a)	0.35	(2.43)
Cash dividends	—		—		—		—	—

BALANCE SHEET DATA:
Total assets	131,911	(a)	46,590	(a)	37,188	(a)	27,407	29,088
Long-term debt	720		—		3,050		3,050	3,050
Total liabilities	22,012		14,745		17,807		23,738	28,341
Convertible redeemable preferred stock	—		—		2,006		—	—
Redeemable common stock	—		—		1,799		—	—
Stockholders’ equity	109,899	(a)	31,845	(a)	15,576	(a)	3,669	747

(a)	Restated. See Note 2 to Consolidated Financial Statements.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL INFORMATION RELATING TO DEFERRED INCOME TAXES

The Company has restated its consolidated financial statements as a result of a miscalculation of its accumulated net operating loss carryforward beginning with the fourth quarter of its fiscal year ended October 31, 1999. The restatement reduces the Company’s income tax benefit recognized in the fourth quarter of fiscal year 1999 from $10 million to $6 million and reduces the Company’s net deferred income tax asset by $4 million at each balance sheet date as of and subsequent to October 31, 1999. The restatement had no impact on previously reported net earnings or earnings per share for the fiscal years ended October 31, 2001 and 2000.

OVERVIEW

PLATO Learning, Inc. and its subsidiaries (the “Company”) enhance the learning process by providing computer-based and e-learning instruction and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. The Company’s PLATO® Learning System and PLATO® Web Learning Network provide more than 3,500 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through the Company’s e-commerce web site and distributors. PLATO courseware is marketed to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2001, 2000 and 1999 relate to the fiscal years ended October 31, 2001, 2000, and 1999, respectively.

Effective October 26, 2001, the Company’s Board of Directors authorized a 4-for-3 stock split, effected in the form of a stock dividend, of the then issued and outstanding shares of the Company’s common stock. All references to common stock amounts, shares and per share data included in the consolidated financial statements and related notes have been adjusted to give retroactive effect to the stock split.

On March 30, 2000, the Company’s stockholders approved a change in the Company’s name from TRO Learning, Inc. to PLATO Learning, Inc.

ACQUISITIONS

TEACHMASTER TECHNOLOGIES, INC.

In September 2001, the Company acquired TeachMaster Technologies, Inc. (“TeachMaster”), a privately-held South Dakota corporation, for $1,550 in cash, approximately 24,000 shares of the Company’s common stock with an aggregate fair value of $500, approximately $726 to retire certain of TeachMaster’s debts, and additional consideration not to exceed $750. The additional consideration will be paid only upon TeachMaster achieving certain financial targets in fiscal years 2002 and 2003. TeachMaster, a research-based educational software development and consulting services company, specializes in the implementation of cross-platform standards-based educational solutions for K-12 school districts.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

The TeachMaster acquisition was accounted for using the purchase method of accounting (see Note 3 to Consolidated Financial Statements). The operating results of TeachMaster were included in the Company’s financial statements from the date of acquisition; however, they were not material to the Company’s consolidated statement of earnings for the year ended October 31, 2001.

WASATCH INTERACTIVE LEARNING CORPORATION

In April 2001, the Company acquired Wasatch Interactive Learning Corporation (“Wasatch”), a publicly-held Washington corporation and provider of multimedia courseware for K-8 education. Following the approval of Wasatch stockholders, the Company acquired all of the outstanding securities of Wasatch in exchange for approximately 875,000 shares of the Company’s common stock with an aggregate fair value of $11,996, and Wasatch became a wholly owned subsidiary. In addition, the Company assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase the Company’s common stock.

In a separate transaction immediately prior to the closing date, the Company purchased Wasatch’s outstanding 7% convertible debenture from the holder for approximately $4,056 with funds borrowed under the Company’s revolving loan agreement. The 7% convertible debenture was redeemed for cash upon the closing of the acquisition.

The Wasatch acquisition was accounted for using the purchase method of accounting (see Note 3 to Consolidated Financial Statements). The operating results of Wasatch were included in the Company’s financial statements from the date of acquisition; however, they were not material to the Company’s consolidated statement of earnings for the year ended October 31, 2001.

CYBERED, INC.

In July 2000, the Company acquired CyberEd, Inc. (“CyberEd”), a privately-held Nevada corporation and provider of multimedia science courseware for high schools, for approximately $4,400 in cash, net of cash acquired. The acquisition was accounted for using the purchase method of accounting (see Note 2 to Consolidated Financial Statements). The operating results of CyberEd were included in the Company’s financial statements from the date of acquisition; however, they were not material to the Company’s consolidated statements of earnings for the years ended October 31, 2001 and 2000.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

The following table presents statement of earnings amounts as a percentage of revenue:

	2001	2000	1999
			(Restated)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	9.9	11.6	12.1

Gross profit	90.1	88.4	87.9

Operating expenses:
Selling, general and administrative	63.1	60.6	60.0
Product development and customer support	12.4	11.3	12.4
Goodwill and intangible amortization	3.0	0.3	—
Special charge	1.8	—	—

Total operating expenses	80.3	72.2	72.4

Operating profit	9.8	16.2	15.5
Interest expense	0.8	1.7	3.7
Interest income	(1.2)	—	—
Other expense, net	0.2	0.4	0.4

Earnings before income taxes	10.0	14.1	11.4
Income tax expense (benefit)	5.0	5.5	(13.6)

Net earnings	5.0%	8.6%	25.0%

REVENUES

The following table highlights revenues by product line:

	2001	2000	1999
Courseware and professional services	$66,166	$51,453	$40,465
Hardware, third-party courseware and other	3,941	4,670	3,670

Total revenues	$70,107	$56,123	$44,135

In 2001, courseware and professional services revenue, the driver of the Company’s operations, increased $14,713 or 29% as compared to 2000. The Company continued to experience increased acceptance of its products and services in its various markets. The Company expanded into the elementary market in 2001 through the acquisition of Wasatch. The revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues for 2001 were $70,107, an increase of $13,984 or 25% from 2000. During the fourth quarter of 2001, the Company experienced a downturn in revenues due to federal funding delays and market uncertainty as a result of the events of September 11, 2001.

Courseware and professional services revenue for 2000 increased $10,988 or 27% from 1999. The Company experienced increased acceptance of its products and services in its various markets. Revenue growth was achieved primarily through increased sales volume to both new and existing customers. Total revenues for 2000 were $56,123, an increase of $11,988 from 1999.

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

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

GROSS PROFIT

Gross profit for 2001 increased $13,558 or 27% to $63,187 as compared to $49,629 for 2000. This increase was due mainly to the increase in courseware and professional services revenue. Gross margin increased to 90% for 2001, as compared to 88% for 2000, mainly due to the increased mix of higher margin courseware revenues.

Gross profit for 2000 increased $10,846 or 28% to $49,629 as compared to $38,783 for 1999. This increase was primarily due to the increase in courseware and professional services revenue. Gross margin was a comparable 88% for both 2000 and 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for 2001 increased $10,207 or 30% to $44,226 as compared to $34,019 for 2000. Commissions increased due to increased revenues and a new compensation plan structure resulting in many top performing sales representatives reaching their bonus levels in 2001. In addition, the increase resulted from infrastructure expansion and marketing expenses associated with a large consumer sale. As a percentage of revenue, total selling, general and administrative expense increased from 61% in 2000 to 63% in 2001.

Selling, general and administrative expense for 2000 increased $7,555 or 29% to $34,019 as compared to $26,464 for 1999. The increase resulted from infrastructure expansion, higher commissions due to increased revenues and incentive bonuses, which were not available in 1999. As a percentage of revenue, total selling, general and administrative expense increased from 60% in 1999 to 61% in 2000.

PRODUCT DEVELOPMENT AND CUSTOMER SUPPORT EXPENSE

Product development and customer support expense for 2001 increased $2,347 or 37% to $8,686 as compared to $6,339 for 2000. The increase was due primarily to increased spending associated with new reading products, enhanced math products, the PLATO® Web Learning Network, the PLATO® Simulated Test System and the PLATO® Pathways Management System. In addition, customer support expense increased as a result of the Company’s expanding customer base. As a percentage of revenue, total product development and customer support expense increased from 11% in 2000 to 12% in 2001.

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

GOODWILL AND INTANGIBLE AMORTIZATION EXPENSE

Goodwill and intangible amortization expense was $2,112 for 2001 as compared to $144 for 2000. The increase was attributable to the Wasatch acquisition in the second quarter of 2001 and the CyberEd acquisition late in the third quarter of 2000 (see Note 3 to Consolidated Financial Statements).

SPECIAL CHARGE

The special charge in 2001 represented costs associated with the November 2000 retirement of the Company’s founder and former chief executive officer, and included non-cash amounts of $463 for the accelerated vesting of stock options.

OPERATING PROFIT

Operating profit for 2001 was $6,903 as compared to $9,127 for 2000. This decline in operating results was due principally to the fourth quarter 2001 delay in federal funding, the events of September 11, 2001, and the special charge of $1,260 combined with increased operating expenses in 2001 that were not offset by the increase in courseware and professional services revenue. Operating profit, as a percentage of revenue, decreased from 16% in 2000 to 10% in 2001.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

Operating profit for 2000 was $9,127 as compared to $6,848 for 1999. This improvement in operating results was due principally to the increase in courseware and professional services revenue, partially offset by increased selling, general and administrative expenses in 2000. Operating profit, as a percentage of revenue, increased slightly from 15.5% in 1999 to 16.2% in 2000.

INTEREST EXPENSE

Interest expense decreased to $585 for 2001 from $971 for 2000 primarily as a result of the decreased level of bank borrowings compared to 2000 and the conversion of the 10% subordinated convertible debentures during 2000 (see Note 6 to Consolidated Financial Statements). Interest expense decreased to $971 for 2000 from $1,651 for 1999 primarily as a result of the decreased level of bank debt that resulted from cash flow from operations.

INTEREST INCOME

Interest income was $817 for 2001 as compared to $12 for 2000. This increase was due to interest income on the invested proceeds from the public stock offering completed in June 2001 (see Note 9 to Consolidated Financial Statements).

INCOME TAXES

The Company’s effective tax rate for 2001 was 50% as compared to 39% for 2000. This increase was due primarily to the effect of non-deductible goodwill amortization in 2001. The Company expects that the effective tax rate will decrease in 2002, as compared to 2001, since goodwill will no longer be amortized with the expected adoption of SFAS 142.

Income taxes for 1999 reflect a nonrecurring tax benefit of $6,000 resulting from the reversal of the valuation allowance placed on the Company’s deferred tax asset, related to its net operating loss carryforwards in the United States. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth and other indications that certain concerns that had previously limited management’s expectation about future taxable income no longer were applicable.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2001, the Company’s principal sources of liquidity included cash and cash equivalents of $61,568 and net accounts receivable of $28,739. The Company had total installment receivables of $18,108 at October 31, 2001, of which $16,087 are to be billed within one year from the balance sheet date and are included in net accounts receivable. Working capital was $74,049 at October 31, 2001, an increase of $56,546 from October 31, 2000 due primarily to increased cash and cash equivalents and accounts receivable, partially offset by increased expense accruals and deferred revenue.

Net cash provided by the Company’s operating activities was $10,305 in 2001 compared to $14,248 in 2000. Cash flows from operations were used principally to fund the Company’s working capital requirements.

The Company’s net cash used in investing activities was $12,906 in 2001 and $8,416 in 2000. Net cash used included $6,742 for the TeachMaster and Wasatch acquisitions in 2001 and $4,387 for the CyberEd acquisition in 2000 (see Note 3 to Consolidated Financial Statements). Capitalized product development costs were $5,030 in 2001 and $2,932 in 2000. The Company’s cash capital expenditures totaled $1,134 in 2001 and $1,097 in 2000. Additionally in 2001, the Company financed $1,076 of capital expenditures through capital leases. At October 31, 2001, the Company had no material commitments for capital expenditures.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

Net cash provided by financing activities was $57,827 for 2001, primarily from common stock issued through the public stock offering and the exercise of stock options and warrants (see Note 9 to Consolidated Financial Statements). In June 2001, the Company completed a public stock offering, selling 3,680,000 shares of its common stock at a price of $15.75 per share. Net proceeds were approximately $55,000, after payment of underwriting discounts, commissions and offering costs. The Company’s net cash provided by financing activities was $750 in 2000. The Company completed a private placement of common stock, resulting in net proceeds of $4,771 (see Note 9 to Consolidated Financial Statements), which were offset by the $4,587 of net repayments of short-term borrowings.

Income taxes for 1999 reflect a nonrecurring tax benefit of $6,000, resulting from the reversal of the valuation allowance placed on the Company’s deferred tax asset, related to its net operating loss carryforwards in the United States. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth and other indications that certain concerns that had previously limited management’s expectation about future taxable income no longer were applicable. In prior years, the primary differences between pretax earnings for financial reporting purposes and taxable income for income tax purposes included revenue recognition, the capitalization of product development costs and various reserves. The Company has total net operating loss carryforwards of approximately $30,250 which expire between 2004 and 2021.

From time to time, the Company evaluates potential acquisitions of products or businesses that complement the Company’s core business. The Company may consider and acquire other complementary businesses, products, or technologies in the future.

The Company maintains adequate cash reserves to meet its anticipated working capital, capital expenditure and business investment requirements.

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

INTEREST RATE RISK

At October 31, 2001, the Company’s debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest rate fluctuation is considered minimal.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company markets its products worldwide and has operations in Canada and the United Kingdom. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of foreign subsidiaries are kept in local currencies in which they do business. Approximately 8% of total revenues for 2001 were denominated in currencies other than the U.S. dollar.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards No. 141, “Business Combinations"(“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized when incurred. SFAS 141 is generally effective for business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with early application permitted in certain circumstances. Additionally, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of SFAS 142. The Company expects to adopt SFAS 142 effective as of November 1, 2001. At October 31, 2001, the net book value of the Company’s goodwill was $15,950, and goodwill amortization expense was $1,483, $90 and $0 for 2001, 2000 and 1999, respectively. The adoption of these statements is expected to reduce 2002 annual goodwill amortization expense by approximately $2,190. Additionally, the effects of any future impairment, as provided by SFAS 142, on the Company’s consolidated financial position and results of operations are unknown.

In October 2001, the FASB approved Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Additionally, the effects of any future impairment and disposal of long-lived assets, as provided by SFAS 144, on the Company’s consolidated financial position and results of operations are unknown.

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

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

			Page

(a	)(1)	Consolidated Financial Statements:
		Report of Management	12
		Report of Independent Accountants	13
		Consolidated Statements of Earnings for the years ended October 31, 2001, 2000 and 1999	14
		Consolidated Balance Sheets as of October 31, 2001 and 2000	15
		Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000 and 1999	16
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended October 31, 2001, 2000 and 1999	17
		Notes to Consolidated Financial Statements	18
	(2)	Consolidated Financial Statement Schedule for the years ended October 31, 2001, 2000 and 1999
		Report of Independent Accountants on Consolidated Financial Statement Schedule	*
		Schedule II. Valuation and Qualifying Accounts and Reserves	*

•	Previously filed.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

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

In the opinion of management, the Company’s accounting systems and procedures, and related internal controls, provide reasonable assurance that transactions are executed in accordance with management’s intention and authorization, that financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived there from. Management reviews and modifies the system of internal controls to improve its effectiveness. The effectiveness of the controls system is supported by the selection, retention and training of qualified personnel, an organizational structure that provides an appropriate division of responsibility and a budgeting system of control.

The adequacy of the Company’s internal accounting controls, the accounting principles employed in its financial reporting and the scope of independent audits are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent accountants meet with, and have confidential access to, the Audit Committee to discuss the results of their audit work.

/s/ J Murray

John Murray
President and Chief Executive Officer

/s/ John M. Buske

John M. Buske
Chief Operating Officer and
Chief Financial Officer

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
PLATO Learning, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive income, and of cash flows, after the restatement as discussed in Note 2, present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed more fully in Note 2, the Company restated its financial statements at October 31, 2001 and 2000, and for the year ended October 31, 1999.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
December 3, 2001, except as to Note 16,
which is as of December 20, 2001, and except as
to Notes 2 and 11, which is as of December 27, 2002

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED OCTOBER 31
	2001	2000	1999
			(Restated)
REVENUES	$70,107	$56,123	$44,135
Cost of revenues	6,920	6,494	5,352

Gross profit	63,187	49,629	38,783
OPERATING EXPENSES:
Selling, general and administrative	44,226	34,019	26,464
Product development and customer support	8,686	6,339	5,471
Goodwill and intangible amortization	2,112	144	—
Special charge	1,260	—	—

Total operating expenses	56,284	40,502	31,935

OPERATING PROFIT	6,903	9,127	6,848
Interest expense	585	971	1,651
Interest income	(817)	(12)	(22)
Other expense, net	125	230	188

Earnings before income taxes	7,010	7,938	5,031
Income tax expense (benefit)	3,505	3,096	(6,000)

NET EARNINGS	3,505	4,842	11,031
Preferred stock accretion	—	(129)	(670)

Net earnings available to common stockholders	$3,505	$4,713	$10,361

EARNINGS PER SHARE:
Basic	$0.26	$0.47	$1.18
Diluted	0.24	0.45	1.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,364	9,935	8,787
Diluted	14,383	10,521	10,068

See Notes to Consolidated Financial Statements

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	OCTOBER 31
	2001	2000
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,568	$6,415
Accounts receivable, less allowances of $2,545 and $2,308, respectively	28,739	21,829
Inventories	401	615
Prepaid expenses and other current assets	916	627
Deferred income taxes	2,468	2,315

Total current assets	94,092	31,801

Equipment and leasehold improvements, less accumulated depreciation of $3,829 and $2,882, respectively	2,803	1,495
Product development costs, less accumulated amortization of $12,094 and $9,072, respectively	9,949	7,921
Deferred income taxes	2,832	229
Goodwill, less accumulated amortization of $1,573 and $90, respectively	15,950	3,003
Other assets	6,285	2,141

TOTAL ASSETS	$131,911	$46,590

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Current portion of long-term debt	$242	$600
Accounts payable	2,216	1,502
Accrued employee salaries and benefits	4,539	4,087
Accrued liabilities	3,883	2,129
Deferred revenue	9,163	5,980

Total current liabilities	20,043	14,298
Long-term debt	720	—
Deferred revenue	1,170	287
Other liabilities	79	160

TOTAL LIABILITIES	22,012	14,745

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000,000 shares authorized; 16,689,000 shares issued and 16,411,000 shares outstanding at October 31, 2001; 11,090,000 shares issued and 10,967,000 shares outstanding at October 31, 2000	164	110
Paid in capital	113,767	35,498
Treasury stock at cost, 278,000 and 123,000 shares, respectively	(4,914)	(1,209)
Retained earnings (accumulated deficit)	1,786	(1,719)
Accumulated other comprehensive loss	(904)	(835)

Total stockholders’ equity	109,899	31,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,911	$46,590

See Notes to Consolidated Financial Statements

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED OCTOBER 31
	2001	2000	1999
OPERATING ACTIVITIES:			(Restated)
Net earnings	$3,505	$4,842	$11,031

Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	3,505	3,096	(6,000)
Depreciation and amortization	6,380	2,928	2,894
Provision for doubtful accounts	1,868	2,173	2,170
Stock-based compensation	576	109	106
Common stock received for employee payroll tax	(1,351)	—	—
Loss on disposal of fixed assets	29	102	9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,447)	(3,798)	(5,557)
Inventories	214	37	2
Prepaid expenses and other current and noncurrent assets	(1,956)	923	217
Accounts payable	530	173	(1,610)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	1,416	1,989	(841)
Deferred revenue	4,036	1,674	898

Total adjustments	6,800	9,406	(7,712)

Net cash provided by operating activities	10,305	14,248	3,319

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(6,742)	(4,387)	—
Capital expenditures	(1,134)	(1,097)	(832)
Capitalization of product development costs	(5,030)	(2,932)	(2,731)

Net cash used in investing activities	(12,906)	(8,416)	(3,563)

FINANCING ACTIVITIES:
Repayments of capital leases	(271)	—	—
Net repayments of revolving loan	(41)	(4,587)	(2,293)
Repayment of long-term debt	—	—	(2,441)
Net proceeds from issuance of common stock	58,139	5,337	75
Net proceeds from issuance of convertible redeemable preferred stock	—	—	4,499

Net cash provided by (used in) financing activities	57,827	750	(160)

Effect of foreign currency on cash	(73)	(230)	1

Net increase (decrease) in cash and cash equivalents	55,153	6,352	(403)
Cash and cash equivalents at beginning of year	6,415	63	466

CASH AND CASH EQUIVALENTS AT END OF YEAR	$61,568	$6,415	$63

Supplemental cash flow information:
Cash paid for interest	$363	$908	$1,476
Cash paid for income taxes	472	100	—
Noncash investing and financing activities:
Assets acquired in acquisitions	927	1,300	—
Liabilities assumed in acquisitions	863	230	—
Common stock issued in acquisitions	12,526	—	—
Capital lease obligations incurred	1,076	—	—
Debt converted to common stock	600	2,450	—
Preferred stock converted to common stock	—	3,934	—
Exercise of stock options with common stock	2,354	—	—
Accretion of preferred stock	—	129	670

See Notes to Consolidated Financial Statements

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (IN THOUSANDS)

	COMMON STOCK				RETAINED	ACCUMULATED
					EARNINGS	OTHER	TOTAL
		PAR	PAID IN	TREASURY	(ACCUMULATED	COMPREHEN-	STOCKHOLDERS'
	SHARES	VALUE	CAPITAL	STOCK	DEFICIT)	SIVE LOSS	EQUITY
					(Restated)		(Restated)
BALANCE, NOVEMBER 1, 1998	8,553	$86	$22,934	$(1,176)	$(17,592)	$(583)	$3,669
Comprehensive income (restated):
Net earnings (restated)	—	—	—	—	11,031	—	11,031
Foreign currency translation adjustments	—	—	—	—	—	3	3

Total comprehensive income (restated)							11,034

Exercise of stock options and shares issued under employee stock purchase plan	52	—	80	—	—	—	80
Restricted stock	(19)	—	106	—	—	—	106
Warrants issued with preferred stock	—	—	541	—	—	—	541
Beneficial conversion feature associated with preferred stock	—	—	826	—	—	—	826
Preferred stock accretion	—	—	(670)	—	—	—	(670)
Repurchase of shares	(2)	—	—	(10)	—	—	(10)

BALANCE, OCTOBER 31, 1999	8,584	86	23,817	(1,186)	(6,561)	(580)	15,576
Comprehensive income:
Net earnings	—	—	—	—	4,842	—	4,842
Foreign currency translation adjustments	—	—	—	—	—	(255)	(255)

Total comprehensive income							4,587

Common stock issued	474	5	4,766	—	—	—	4,771
Debenture conversions	363	4	2,446	—	—	—	2,450
Preferred stock conversions	1,415	14	3,920	—	—	—	3,934
Exercise of stock options, warrants and shares issued under employee stock purchase plan	148	1	569	—	—	—	570
Restricted stock	(16)	—	109	—	—	—	109
Preferred stock accretion	—	—	(129)	—	—	—	(129)
Repurchase of shares	(1)	—	—	(23)	—	—	(23)

BALANCE, OCTOBER 31, 2000	10,967	110	35,498	(1,209)	(1,719)	(835)	31,845
Comprehensive income:
Net earnings	—	—	—	—	3,505	—	3,505
Foreign currency translation adjustments	—	—	—	—	—	(69)	(69)

Total comprehensive income							3,436

Common stock issued	3,691	36	54,773	—	—	—	54,809
Debenture conversions	88	—	600	—	—	—	600
Exercise of stock options, warrants and shares issued under employee stock purchase plan	928	9	5,675	—	—	—	5,684
Restricted stock	(7)	—	87	—	—	—	87
Common stock and warrants issued for acquisitions	899	9	12,517	—	—	—	12,526
Accelerated vesting of stock options	—	—	489	—	—	—	489
Income tax benefit of stock options exercised	—	—	4,128	—	—	—	4,128
Common stock surrendered in conjunction with exercise of stock options	(155)	—	—	(3,705)	—	—	(3,705)

BALANCE, OCTOBER 31, 2001	16,411	$164	$113,767	$(4,914)	$1,786	$(904)	$109,899

See Notes to Consolidated Financial Statements

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

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

The Company’s fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2001, 2000 and 1999 relate to the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years for equipment and over the lease term for leasehold improvements. Upon retirement or disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs are expensed as incurred. Depreciation expense was $1,073, $811 and $626 for 2001, 2000 and 1999, respectively.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

GOODWILL AND OTHER LONG-TERM ASSETS

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

REVENUE RECOGNITION

Revenue is recognized in accordance with the provisions of Statement of Position No. 97-2 “Software Revenue Recognition”, as amended and modified and Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”).

Revenue from the sale of courseware licenses, computer hardware and related services is recognized upon meeting the following criteria: (i) execution of a written customer order, (ii) delivery of the courseware, hardware and related services, (iii) the license fee is fixed or determinable and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence of the relative fair value of each deliverable. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. Upon delivery, future service costs, if any, are accrued. Future service costs represent the Company’s problem resolution and support “hotline” service for a one-year period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents the portion of billings made or payments received in advance of services being performed or products being delivered.

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

Capitalized costs are amortized to product development and customer support expense over the estimated useful life of the new courseware products, which is generally three years. Amortization begins when the product is available for general release to customers. Unamortized costs determined to be in excess of the net realizable value of the product, if any, are expensed at the date of such determination. Amortization expense was $3,195, $1,973 and $2,268 for 2001, 2000 and 1999, respectively.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

INCOME TAXES

The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

STOCK SPLIT

Effective October 26, 2001, the Company’s Board of Directors authorized a 4-for-3 stock split, effective in the form of a stock dividend, of the then issued and outstanding shares of the Company’s common stock. All references to common stock amounts, shares and per share data included in the consolidated financial statements and related notes have been adjusted to give retroactive effect to the stock split.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders, adjusted for any convertible preferred stock accretion and convertible debt interest (if those securities are dilutive), by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares include options, warrants and convertible securities.

FOREIGN CURRENCY TRANSLATION

Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of comprehensive income in the consolidated financial statements.

COMPREHENSIVE INCOME

The Company’s components of comprehensive income include net earnings and foreign currency translation adjustments. Comprehensive income for all periods presented is included in the consolidated statements of stockholders’ equity and comprehensive income.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized when incurred. SFAS 141 is generally effective for business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with early application permitted in certain circumstances. Additionally, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of SFAS 142. The Company expects to adopt SFAS 142 effective as of November 1, 2001. At October 31, 2001, the net book value of

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

the Company’s goodwill was $15,950, and goodwill amortization expense was $1,483, $90 and $0 for 2001, 2000 and 1999, respectively. The adoption of these statements is expected to reduce 2002 annual goodwill amortization expense by approximately $2,190. Additionally, the effects of any future impairment, as provided by SFAS 142, on the Company’s consolidated financial position and results of operations are unknown.

In October 2001, the FASB approved Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Additionally, the effects of any future impairment and disposal of long-lived assets, as provided by SFAS 144, on the Company’s consolidated financial position and results of operations are unknown.

2.     RESTATEMENT OF FINANCIAL INFORMATION RELATED TO DEFERRED INCOME TAXES

The Company has restated its consolidated financial statements as a result of a miscalculation of its accumulated net operating loss carryforward beginning with the fourth quarter of its fiscal year ended October 31, 1999. The restatement reduces the Company’s income tax benefit recognized in the fourth quarter of fiscal year 1999 from $10 million to $6 million and reduces the Company’s net deferred income tax asset by $4 million at each balance sheet date as of and subsequent to October 31, 1999.

The effect of the restatement on the consolidated balance sheets at October 31, 2001 and 2000 was as follows:

	2001		2000

				Retained
	Deferred		Deferred	Earnings
	Income	Retained	Income	(Accumulated
	Taxes	Earnings	Taxes	Deficit)

Balance, previously reported	$6,832	$5,786	$4,229	$2,281
Adjustment to deferred income taxes	(4,000)	(4,000)	(4,000)	(4,000)

Balance, restated	$2,832	$1,786	$229	$(1,719)

The effect of the restatement on the consolidated statement of earnings for the fiscal year ended October 31, 1999 was as follows:

			Net
	Income		Earnings	Earnings
	Tax		Available	Per
	Expense	Net	To Common	Share
	(Benefit)	Earnings	Stockholders	Basic	Diluted

Balance, previously reported	$(10,000)	$15,031	$14,361	$1.63	$1.52
Adjustment to income tax benefit	(4,000)	(4,000)	(4,000)	(0.45)	(0.39)

Balance, restated	$(6,000)	$11,031	$10,361	$1.18	$1.13

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

3.     ACQUISITIONS

TEACHMASTER TECHNOLOGIES, INC.

In September 2001, the Company acquired TeachMaster Technologies, Inc. (“TeachMaster”), a privately-held South Dakota corporation, for $1,550 in cash, approximately 24,000 shares of the Company’s common stock with an aggregate fair value of $500, approximately $726 to retire certain of TeachMaster’s debts, and additional consideration not to exceed $750. The additional consideration will be paid only upon TeachMaster achieving certain financial targets in fiscal years 2002 and 2003. TeachMaster, a research-based educational software development and consulting services company, specializes in the implementation of cross-platform standards-based educational solutions for K-12 school districts.

The purchase price consisted of the following components:
Cash paid	$1,550
Common stock issued	500
Debt paid	726
Direct acquisition costs	100
Liabilities assumed	234

$3,110

The allocation of the total purchase price was as follows:
Estimated fair value of tangible assets acquired	$332
Estimated fair value of identified intangible assets	965
Goodwill	2,180
Deferred tax liabilities	(367)

$3,110

The TeachMaster acquisition was accounted for under SFAS 141 using the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values on the acquisition date. The valuation of identified intangible assets, consisting of an employment agreement and acquired technology, was performed by the Company. Goodwill and intangible assets are subject to the provisions of SFAS 142. Intangible assets are being amortized over three to five years. Goodwill will not be amortized; however, it will be tested for impairment on an annual basis.

The operating results of TeachMaster were included in the Company’s consolidated statements of earnings from the date of acquisition; however, they were not material to the Company’s consolidated financial statements and, accordingly, pro forma financial disclosures are not presented.

WASATCH INTERACTIVE LEARNING CORPORATION

In April 2001, the Company acquired Wasatch Interactive Learning Corporation (“Wasatch”), a publicly-held Washington corporation and provider of multimedia courseware for K-8 education. Following the approval of Wasatch stockholders, the Company acquired all of the outstanding securities of Wasatch in exchange for approximately 875,000 shares of the Company’s common stock with an aggregate fair value of $11,996, and Wasatch became a wholly owned subsidiary. In addition, the Company assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase the Company’s common stock (see Note 9).

In a separate transaction immediately prior to the closing date, the Company purchased Wasatch’s outstanding 7% convertible debenture from the holder for approximately $4,056 with funds borrowed under the Company’s revolving loan agreement. The 7% convertible debenture was redeemed for cash upon the closing of the acquisition.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

The purchase price consisted of the following components:
Common stock issued	$11,996
Debenture purchase	4,056
Direct acquisition costs	616
Liabilities assumed	629
Common stock warrants assumed (see Note 9)	30

$17,327

The allocation of the total purchase price was as follows:
Estimated fair value of tangible assets acquired	$595
Estimated fair value of identified intangible assets	2,200
Goodwill	12,290
Deferred tax asset	3,100
Deferred tax liabilities	(858)

$17,327

The Wasatch acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values on the acquisition date. The valuation of identified intangible assets, consisting of a customer list, acquired technology and the assembled workforce, was performed by an independent appraisal firm. Beginning in 2002, goodwill and intangible amortization will be subject to the provisions of SFAS 142. Intangible assets will continue to be amortized over three to five years. Goodwill was being amortized over seven years; under SFAS 142 it will no longer be amortized and will be tested for impairment on an annual basis.

The operating results of Wasatch were included in the Company’s consolidated statements of earnings from the date of acquisition. The unaudited pro forma consolidated results of operations of the Company, as if the Wasatch acquisition had occurred at the beginning of the years presented, were as follows:

	2001	2000
	(Unaudited)	(Unaudited)
Revenues	$70,640	$57,963
Net earnings	1,903	1,034
Basic earnings per share	0.14	0.08
Diluted earnings per share	0.13	0.08

The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future.

CYBERED, INC.

In July 2000, the Company acquired CyberEd, Inc. (“CyberEd”), a privately-held Nevada corporation and provider of multimedia science courseware for high schools, for approximately $4,400 in cash, net of cash acquired.

The purchase price consisted of the following components:

Cash paid	$4,952
Direct acquisition costs	120
Liabilities assumed	230

$5,302

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

The allocation of the total purchase price was as follows:

Estimated fair value of tangible assets acquired	$1,300
Estimated fair value of identified intangible assets	1,530
Goodwill	3,053
Deferred tax liabilities	(581)

$5,302

The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values on the acquisition date. The valuation of identified intangible assets, consisting of a trademark, two non-compete agreements and the assembled workforce, was performed by an independent appraisal firm. Beginning in 2002, goodwill and intangible amortization will be subject to the provisions of SFAS 142. Intangible assets will continue to be amortized over two to seven years. Goodwill was being amortized over seven years; under SFAS 142 it will no longer be amortized and will be tested for impairment on an annual basis.

The operating results of CyberEd were included in the Company’s consolidated statements of earnings from the date of acquisition; however, they were not material to the Company’s consolidated financial statements and, accordingly, pro forma financial disclosures are not presented.

4.     ACCOUNTS RECEIVABLE

Accounts receivable include net installment receivables of $16,087 and $13,040 at October 31, 2001 and 2000, respectively. Installment receivables to be billed beyond one year from the balance sheet date were $2,021 and $193 at October 31, 2001 and 2000, respectively, and are included in other assets on the consolidated balance sheets (see Note 5).

The provision for doubtful accounts, included in selling, general and administrative expense on the consolidated statements of earnings, was $1,868, $2,173 and $2,170 for 2001, 2000 and 1999, respectively.

5.     OTHER ASSETS

The components of other assets were as follows:

	2001	2000
Identified intangibles (see Note 3)	$4,695	$1,530
Installment receivables (see Note 4)	2,021	193
Other	650	659

	7,366	2,382
Less accumulated amortization	(1,081)	(241)

	$6,285	$2,141

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

6.     DEBT

The components of debt were as follows:

	2001	2000
Current:
Current portion of capital lease obligations	$242	$—
Current portion of 10% subordinated convertible debentures	—	600

	$242	$600

Long-term:
Capital lease obligations	$720	$—

REVOLVING LOAN

The Company’s revolving loan agreement provided for a maximum $15,000 line of credit through February 26, 2002. Substantially all of the Company’s assets were pledged as collateral under the agreement.

Borrowings were limited by the available borrowing base, as defined, consisting of certain accounts receivable and inventory, with interest payable at the prime rate plus 1% or the London Interbank Offered Rate (LIBOR) plus 3%, at the option of the Company pursuant to the agreement. A commitment fee was payable quarterly based on the unused portion of the line of credit. The agreement contained restrictive financial covenants (including Minimum Net Worth, Minimum Earnings Before Interest Taxes Depreciation and Amortization (EBITDA), and Minimum Interest Coverage) and restrictions on additional borrowings, asset sales and dividends, as defined.

This revolving loan agreement was terminated on September 19, 2001 at the request of the Company. On December 20, 2001, the Company entered into a new revolving loan agreement with a new lender (see Note 16).

10% SUBORDINATED CONVERTIBLE DEBENTURES

The Company’s 10% subordinated convertible debentures had an original principal balance of $3,050 with interest payable semi-annually. At the option of the holder, the debentures were convertible into the Company’s common stock. The Company could redeem the debentures at 101% of principal, plus interest, subject to certain terms and conditions. The debentures had a scheduled maturity in 2004 and were subject to mandatory redemption at 25% of principal annually beginning in 2001.

In 2000, $2,450 of the debentures were converted by the holders into approximately 363,000 shares of the Company’s common stock at $6.76 per share. Pursuant to the terms of the debentures, the conversion price was adjusted from the original $7.20 per share to $6.76 per share prior to the conversions.

In October 2000, the Company notified the holders of its intent to redeem the remaining $600 of debentures, and the remaining debenture balance at October 31, 2000 was classified as a current liability on the consolidated balance sheets.

In November 2000, the remaining $600 of debentures were converted into approximately 88,000 shares of the Company’s common stock.

CAPITAL LEASE OBLIGATIONS

At October 31, 2001, the Company’s long-term debt consisted of various capital lease obligations for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

Scheduled maturities of long-term debt were as follows:

2002	$242
2003	243
2004	223
2005	206
2006	48

$962

7.     COMMITMENTS

The Company leases its various facilities. Certain of these leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable leases for the next five years ending October 31 are as follows:

2002	$1,437
2003	1,185
2004	836
2005	616
2006	615
Thereafter	2,235

$6,924

Rent expense was $1,432, $1,393 and $1,499 for 2001, 2000 and 1999, respectively.

8.     CONVERTIBLE REDEEMABLE PREFERRED STOCK

In January 1999, the Company issued 540 shares of its Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) and warrants to purchase 167,000 shares of the Company’s common stock at $7.13 per share for an aggregate purchase price of $5,000. Additionally, in July 1999, the Company issued warrants to purchase approximately 84,000 shares of the Company’s common stock at $6.54 per share related to the issuance of the Series C Preferred. The Company received proceeds of $5,000 and paid offering costs of $501 resulting in net proceeds of $4,499 for the Series C Preferred and warrants. The warrants were assigned a value of $541 resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred.

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

The conversion price of the Series C Preferred was equal to the lower of (a) $7.13 per share or (b) the applicable percentage of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days immediately prior to the date of conversion. The applicable percentage was to decrease over time from 90% (after 90 days) to 82% (after 631 days from issuance). The aggregate maximum number of shares of the Company’s common stock that could have been issued for all conversions was 1,535,367.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

The conversion terms of the Series C Preferred included a beneficial conversion feature at the issue date. The most beneficial conversion price was determined to be 82% of the average of the three lowest closing prices of the Company’s common stock during the 30 trading days prior to the issue date. As of the issue date, the Company allocated approximately $826 to the beneficial conversion feature resulting in an increase to paid in capital and a reduction to the carrying value of the Series C Preferred. The beneficial conversion feature was to be recognized as a deemed dividend to the preferred stockholders over the 631 day period from the issue date to the date of the most beneficial conversion percentage using the greater of the effective interest method or the amount the holder could realize at each reporting date. Amortization of the beneficial conversion feature was $0, $129 and $670 for 2001, 2000 and 1999, respectively.

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

In 1999, 255 shares of the Series C Preferred were converted by the holders into approximately 653,000 shares of the Company’s common stock. In 2000, the remaining 285 shares of the Series C Preferred were converted by the holders into approximately 761,000 shares of the Company’s common stock.

Since all of the Series C Preferred has been converted, shares of the Company’s common stock obtained through conversions (approximately 1,415,000 shares) are no longer subject to redemption in cash at the option of the holder upon certain events. Accordingly, the carrying value of these common shares (approximately $3,934) was transferred to stockholders’ equity on the consolidated balance sheets.

9.     STOCKHOLDERS’ EQUITY

COMMON STOCK ISSUED

In September 2001, the Company issued approximately 24,000 shares of common stock in connection with the acquisition of TeachMaster (see Note 3).

In June 2001, the Company completed a public stock offering, selling 3,680,000 shares of common stock at a price of $15.75 per share. Net proceeds were approximately $55,000 after payment of underwriting discounts, commissions and offering costs.

In April 2001, the Company issued approximately 875,000 shares of common stock in connection with the acquisition of Wasatch (see Note 3).

In January 2001, the Company issued approximately 11,000 shares of common stock pursuant to the adjustment warrants issued in connection with the private placement of common stock in July 2000.

In November 2000, the remaining $600 of 10% subordinated convertible debentures were converted by the holders into approximately 88,000 shares of the Company’s common stock (see Note 5).

In July 2000, the Company issued approximately 474,000 shares of its common stock at $10.53 per share in a $5,000 private placement with institutional investors. The Company received net proceeds of approximately $4,800 which were used for the acquisition of CyberEd (see Note 3).

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

STOCK INCENTIVE AND STOCK OPTION PLANS

The Company has adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights and stock awards to directors, officers and key employees, subject to certain conditions, including continued employment. Under these plans, approximately 139,000 shares are reserved for future grants.

Stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and accordingly, no compensation expense has been recognized in the consolidated financial statements. Options granted to the Company’s outside directors are exercisable immediately. All other options granted become exercisable ratably over three years. Options granted expire ten years from the grant date.

Stock option transactions under these plans were as follows:

	2001	2000	1999
Options outstanding at beginning of year	1,965,464	1,763,600	1,480,611
Options granted	1,123,669	396,800	391,133
Options exercised	(887,652)	(120,552)	(10,004)
Options forfeited	(56,724)	(74,384)	(98,140)

Options outstanding at end of year	2,144,757	1,965,464	1,763,600

Options exercisable at end of year	855,599	1,295,777	1,084,991

Weighted average exercise prices:
Outstanding at beginning of year	$6.94	$6.04	$6.17
Granted	15.07	10.07	5.72
Exercised	6.14	4.36	2.91
Forfeited	10.97	6.47	7.08
Outstanding at end of year	11.42	6.94	6.04
Exercisable at end of year	7.72	6.44	6.20

The following table summarizes information concerning currently outstanding and exercisable stock options at October 31, 2001:

	Options Outstanding			Options Exercisable
		WEIGHTED-
RANGE OF		AVERAGE	WEIGHTED-		WEIGHTED-
EXERCISE	NUMBER	REMAINING YEARS	AVERAGE	NUMBER	AVERAGE
PRICES	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE
$0.62-$5.16	274,581	7.0	$4.46	168,095	$4.50
$5.34-$6.23	291,309	6.1	5.65	290,687	5.65
$6.75-$12.11	450,937	8.3	9.81	203,147	7.88
$13.13-$14.20	584,975	8.8	13.67	190,337	13.40
$15.65-$23.62	542,955	9.8	16.96	3,333	15.65

	2,144,757	8.3	$11.42	855,599	$7.72

Had compensation expense been recognized based on the fair value of options granted, consistent with the provisions of SFAS 123, the Company’s net earnings and diluted earnings per share would have been reduced by $3,282 or $0.22 per share in 2001, $1,054, or $0.10 per share in 2000, and $771, or $0.07 per share in 1999.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

The weighted-average fair value of options granted and assumptions used in the Black-Scholes stock option pricing model were as follows:

	2001	2000	1999
Fair value of options granted	$12.30	$6.15	$3.44
Expected life (years)	5	5	5
Risk-free rate of return	4.8%	6.2%	5.2%
Volatility	75%	67%	67%
Dividend yield	0%	0%	0%

COMMON STOCK WARRANTS

In 2001, as part of the Wasatch acquisition (see Note 3), the Company assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase approximately 309,000 shares of the Company’s common stock, at exercise prices ranging from $56.15 to $296.09 per share. These warrants expire from 2002 to 2004.

In 2000, the Company issued shares of its common stock in a private placement. Concurrent with this transaction, the Company issued (a) fully exercisable warrants to purchase approximately 95,000 shares of its common stock at $12.54 per share and (b) adjustment warrants for the automatic issuance, if at all, of shares of its common stock for $0.01 per share. Pursuant to the adjustment warrants, the number of shares of common stock issued with this transaction will be adjusted, if at all, during various adjustment periods over the eleven months subsequent to the issue date. During each adjustment period, a portion of the common stock issued will be adjusted, and adjustment warrants issued, if the market price of the Company’s common stock, as defined, is less than $11.58 per share. All warrants issued with this transaction expire in 2003.

In 1999, the Company issued shares of convertible redeemable preferred stock (see Note 7). Concurrent with this issuance, the Company issued fully exercisable warrants to purchase approximately 251,000 shares of common stock at $6.54 to $7.13 per share. These warrants expire in 2004. In 2000, approximately 43,000 of these warrants were converted into approximately 28,000 shares of common stock in a noncash transaction.

The Company previously issued subordinated convertible debentures (see Note 6). Concurrent with this issuance, the Company issued fully exercisable warrants to purchase approximately 68,000 shares of common stock at $6.76 per share, as adjusted. These warrants expire from 2002 to 2007. In 2000, approximately 3,000 of these warrants were exercised for cash. In addition, approximately 35,000 of these warrants were converted into approximately 21,000 shares of common stock in noncash transactions.

OTHER

Stock-based compensation for 2001 included non-cash charges of $489 for the accelerated vesting of stock options related to the Company’s succession plans.

The Company previously granted restricted stock awards to certain key employees for the purchase price of $1.00 per share. The restrictions on these shares of the Company’s common stock lapse over a five-year period and, only upon lapsing, may be sold or transferred. Compensation expense recorded for these shares was $87, $120 and $116 in 2001, 2000 and 1999, respectively. At October 31, 2001, approximately 20,000 restricted shares were outstanding.

10.     SPECIAL CHARGE

The consolidated statement of earnings for 2001 included a special charge of $1,260. This charge represented costs associated with the November 2000 retirement of the Company’s founder and former chief executive officer, and included non-cash amounts of $463 for the accelerated vesting of stock options.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

11.     INCOME TAXES

The components of earnings before income taxes were as follows:

	2001	2000	1999
United States	$6,811	$7,710	$5,373
Foreign	199	228	(342)

	$7,010	$7,938	$5,031

The components of income tax expense (benefit) were as follows:

	2001	2000	1999
			(Restated)
Federal	$3,007	$2,798	$(6,012)
Foreign	120	—	—
State and local	378	298	12

	$3,505	$3,096	$(6,000)

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings before income taxes as follows:

	2001	2000	1999
			(Restated)
U.S. federal statutory rate at 34%	$2,383	$2,699	$1,711
State taxes, net of U.S. federal income tax	272	197	12
Nondeductible expenses	624	141	90
Valuation allowance change	—	—	(6,200)
Previously unrecognized benefit from utilizing tax loss carryforwards	—	—	(1,711)
Other	226	59	98

	$3,505	$3,096	$(6,000)

The components of the deferred tax asset were as follows:

	2001	2000
	(Restated)	(Restated)
Current:
Revenue recognition	$(2,622)	$(2,385)
Accrued liabilities and reserves	1,471	1,376
Net operating loss carryforward	3,619	3,324

Total current deferred tax asset	2,468	2,315

Long-term:
Net operating loss carryforward	7,613	4,041
Tax credit carryforwards	541	506
Product development expense recognition	(1,993)	(1,988)
Equipment basis difference	149	200
Identified intangible asset basis difference	(1,534)	(581)
Other	—	(5)
Valuation allowance	(1,944)	(1,944)

Total long-term deferred tax asset	2,832	229

	$5,300	$2,544

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

At October 31, 2001, the Company had a federal net operating loss carryforward of approximately $24,500 and a foreign net operating loss carryforward of approximately $5,750. The foreign net operating loss carryforward is subject to uncertainty regarding utilization and, therefore, has a full valuation allowance placed on it. These net operating loss carryforwards expire between 2004 and 2021.

In 1999, the Company reversed approximately $6,200 of valuation allowance placed on the U.S. portion of the Company’s deferred tax asset. This reversal was based on updated expectations about future years’ taxable income to reflect continuing improvements in operating results influenced by the Company’s continued revenue growth, and other indications that certain concerns that had previously limited management’s expectations about future taxable income no longer were applicable.

12.     EARNINGS PER SHARE

	2001	2000	1999
			(Restated)
BASIC:
Net earnings available to common stockholders	$3,505	$4,713	$10,361

Weighted average common shares outstanding	13,364,000	9,935,000	8,787,000

Basic earnings per share	$0.26	$0.47	$1.18

DILUTED:
Net earnings available to common stockholders$	3,505	$4,713	$10,361
Preferred stock accretion	—	—	670
Convertible debentures interest	—	—	305

Net earnings for diluted earnings per share	$3,505	$4,713	$11,336

Weighted average common shares outstanding	13,364,000	9,935,000	8,787,000
Potential common shares:
Stock options and warrants	1,019,000	586,000	75,000
Convertible redeemable preferred stock	—	—	782,000
Convertible debentures	—	—	424,000

Weighted average common and potential common shares outstanding for diluted earnings per share	14,383,000	10,521,000	10,068,000

Diluted earnings per share	$0.24	$0.45	$1.13

In 2000, approximately 603,000 potential common shares from the convertible redeemable preferred stock and the convertible debentures were antidilutive and excluded from the calculation of diluted earnings per share.

13.     CONCENTRATION OF CREDIT RISK

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

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

14.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment, namely educational software.

Information about the Company’s geographic operations were as follows:

	2001	2000	1999
	(Restated)	(Restated)	(Restated)
REVENUES FROM UNAFFILIATED CUSTOMERS:
United States	$64,658	$51,237	$41,081
Canada	464	622	1,055
United Kingdom	4,985	4,264	1,999

	$70,107	$56,123	$44,135

OPERATING PROFIT (LOSS):
United States	$6,713	$8,897	$7,188
Canada	(149)	(17)	(306)
United Kingdom	339	247	(34)

	$6,903	$9,127	$6,848

TOTAL ASSETS (AT OCTOBER 31):
United States	$126,602	$44,065	$34,703
Canada	589	665	805
United Kingdom	4,720	1,860	1,680

	$131,911	$46,590	$37,188

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	JAN 31	APR 30	JUL 31	OCT 31	TOTAL
2001:
Revenues	$9,754	$15,364	$22,803	$22,186	$70,107
Gross profit	8,275	13,895	21,136	19,881	63,187
Net earnings (loss)	(2,351)	825	3,573	1,458	3,505
Diluted earnings (loss) per share	(0.21)	0.07	0.22	0.08	0.24
2000:
Revenues	$7,525	$12,240	$16,138	$20,220	$56,123
Gross profit	6,168	10,631	14,431	18,399	49,629
Net earnings (loss)	(1,494)	356	2,323	3,657	4,842
Diluted earnings (loss) per share	(0.17)	0.04	0.21	0.31	0.45

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part II

16.     SUBSEQUENT EVENT

The Company’s new revolving loan agreement with Wells Fargo Bank, N.A. was closed on December 20, 2001 and provides for a maximum $12,500 line of credit through July 1, 2003. Substantially all of the Company’s assets are pledged as collateral under the agreement.

Borrowings are limited by the available borrowing base, as defined, consisting of certain accounts receivable and bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (LIBOR) plus 1.75 to 2.75%, depending on cash flow leverage, as defined, at the option of the Company pursuant to the agreement. A commitment fee is payable quarterly based on unused portion of the line of credit. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined.

A commitment fee of approximately $63 was paid upon commencement of the facility.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1.	Financial Statements.

The following Consolidated Financial Statements of the Company and Report of Independent Accountants as set forth in Item 8 herein:

Consolidated Statements of Earnings – Fiscal Years ended October 31, 2001, 2000 and 1999.

Consolidated Balance Sheets – October 31, 2001 and 2000.

Consolidated Statements of Cash Flows – Fiscal Years Ended October 31, 2001, 2000 and 1999.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Fiscal Years ended October 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule.

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

3.	Exhibits. See Item 14(c) below.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed for the quarter ended October 31, 2001.

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

(c)  Exhibits:

The following documents are filed herewith or incorporated herein by reference and made a part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document

3.01	Certificate of Incorporation of the Company is incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-54296).
3.02	Certificate of Designations for Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
3.03	Amended and Restated Bylaws of the Company. **
3.04	Amendment to Certificate of Incorporation of the Company. **
4.01	Form of stock certificate of the Company is incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-54296).
4.02	Common Stock Investment Agreement, dated July 17, 2000, is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File Number 333-44314).
4.03	Registration Rights Agreement, dated July 17, 2000 is incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File Number 333-44314).
4.04	Form of Initial Common Stock Purchase Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File Number 333-44314).

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

Exhibit Number	Description of Document

4.05	Form of Common Stock Adjustment Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 (File Number 333-44314).
10.01	Credit Agreement, dated December 20, 2001, by and among PLATO Learning, Inc., Cyber Ed, Inc., TeachMaster Technologies, Inc., Wasatch Interactive Learning Corporation, and Wells Fargo Bank, National Association. **
10.04	1993 Outside Director Stock Option Plan is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).*
10.08	Lease for Bloomington, Minnesota office is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842).
10.14	1993 Stock Option Plan is incorporated by reference to Exhibit A to the Company’s 1994 Proxy Statement (File Number 0-20842).*
10.15	Employment Agreement dated January 1, 2001, by and between PLATO Learning, Inc. and John Murray.*/**
10.16	CEO Agreement dated November 17, 2000 is incorporated by reference to the corresponding exhibit on the Company’s Current Report on Form 8-K dated December 29, 2000 (File Number 0-20842).*
10.18	Form of Series 1997 10% Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).
10.19	Form of Common Stock Warrants dated March 27, 1997 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).
10.21	1997 Stock Incentive Plan is incorporated by reference to Appendix A to the Company’s 1997 Proxy Statement (File Number 0-20842).*

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

Exhibit Number	Description of Document

10.22	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B to the Company’s 1997 Proxy Statement (File Number 0-20842).*
10.23	Preferred Stock Purchase Agreement is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.24	Form of 1999 Warrants is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.25	Registration Rights Agreement is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.26	Form of Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.27	First Amendment to Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit on the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.28	Certificate of Amendment to Certificate of Designations for Series C Convertible Preferred Stock, dated March 5, 1999 is incorporated by reference to the corresponding exhibit on the Company’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842).
10.29	Stock Purchase Agreement, dated July 21, 2000, by and between PLATO Learning, Inc. and Richard F. Carle, Jr. and Laura F. Carle is incorporated by reference to Exhibit 2 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).
10.30	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Laura Carle is incorporated by reference to Exhibit 3 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).

PLATO Learning, Inc.
Form 10-K/A
Fiscal Year Ended October 31, 2001
Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

Exhibit Number	Description of Document

10.31	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Richard F. Carle, Jr. is incorporated by reference to Exhibit 4 on the Company’s Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).
10.32	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 on the Company’s Registration Statement on Form S-8 (File Number 333-45228).*
10.33	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 on the Company’s Registration Statement on Form S-8 (File Number 333-45230).*
10.35	Agreement and Plan of Merger dated January 31, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).
10.36	Amendment No. 1 to Agreement and Plan of Merger dated February 20, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.2 on the Company’s Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).
13.01	Portions of the 2001 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K.**
21.01	Subsidiaries of the Registrant.**
23.01	Consent of Independent Accountants.
23.02	Report of Independent Accountants on Financial Statement Schedules. **
24.01	Powers of Attorney.
99.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract or compensatory plan, contract or arrangement.

(d)  Schedules **

**     Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 16, 2003.

PLATO LEARNING, INC.
By	/s/ John Murray
John Murray President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 16, 2003.

Signature:	Title:

/s/ John Murray John Murray	President and Chief Executive Officer (principal executive officer)

/s/ Gregory J. Melsen Gregory J. Melsen	Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ Mary Jo Murphy Mary Jo Murphy	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

* Joseph E. Duffy	Director

* Ruth L. Greenstein	Director

* Thomas G. Hudson	Director

* John L. Krakauer	Director

* Dennis J. Reimer	Director

* William R. Roach	Director

* Arthur W. Stellar	Director

* By /s/ Mary Jo Murphy Mary Jo Murphy, Attorney-in Fact

CERTIFICATIONS

Each of the undersigned, in his capacity as an officer of PLATO Learning, Inc., provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, John Murray, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A, Amendment Number 1 of PLATO Learning, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 16, 2003	/s/ John Murray President and Chief Executive Officer

I, Gregory J. Melsen, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A, Amendment Number 1 of PLATO Learning, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 16, 2003	/s/ Gregory J. Melsen Vice President Finance and Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K/A, Amendment Number 1 covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.