Form 10-Q/A
period 2002-01-31
PLATO LEARNING INC
filed 2003-01-17
CIK 893965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment Number 1

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

(This document contains 22 pages)

PLATO Learning, Inc. and Subsidiaries

REASON FOR AMENDMENT

We hereby amend Part I, Items 1 and 2 and Part II, Item 6 of our Quarterly Report on Form 10-Q for the period ended January 31, 2002 filed with the Securities and Exchange Commission on March 18, 2002 (the “Original Filing”) to restate our consolidated balance sheets as described in Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in Note 2 to our Consolidated Financial Statements. The Original Filing, as amended hereby, speaks only as of the date set forth in the Original Filing. We have not updated any of the disclosures to speak to any later date.

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Statements of Earnings for the Three Months Ended January 31, 2002 and 2001	3
	Consolidated Balance Sheets as of January 31, 2002 and October 31, 2001	4
	Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
CERTIFICATIONS		22

*	Previously filed

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

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31,	October 31,
	2002	2001

	(Unaudited)	(See Note)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$59,740	$61,568
Accounts receivable, less allowances of $2,559 and $2,545, respectively	24,411	28,739
Prepaid expenses and other current assets	1,487	1,317
Deferred income taxes	2,468	2,468

Total current assets	88,106	94,092
Equipment and leasehold improvements, less accumulated depreciation of $4,077 and $3,829, respectively	3,818	2,803
Product development costs, less accumulated amortization of $13,031 and $12,094, respectively	10,347	9,949
Deferred income taxes	4,038	2,832
Goodwill, less accumulated amortization of $1,831	16,152	16,152
Other assets	5,982	6,083

Total assets	$128,443	$131,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$245	$242
Accounts payable	1,436	2,216
Accrued employee salaries and benefits	3,545	4,539
Accrued liabilities	2,937	3,883
Deferred revenue	9,309	9,163

Total current liabilities	17,472	20,043
Long-term debt	651	720
Deferred revenue	920	1,170
Other liabilities	54	79

Total liabilities	19,097	22,012

Stockholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 16,720 shares issued and 16,437 shares outstanding at January 31, 2002; 16,689 shares issued and 16,411 shares outstanding at October 31, 2001	164	164
Paid-in capital	114,749	113,767
Treasury stock at cost, 283 and 278 shares, respectively	(4,986)	(4,914)
Retained earnings	429	1,786
Accumulated other comprehensive loss	(1,010)	(904)

Total stockholders’ equity	109,346	109,899

Total liabilities and stockholders’ equity	$128,443	$131,911

Note: The balance sheet at October 31, 2001 has been derived from the restated audited financial statements at that date. See Notes to Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

2.   RESTATEMENT OF FINANCIAL INFORMATION RELATED TO DEFERRED INCOME TAXES

We have restated our consolidated balance sheets as a result of a miscalculation of our accumulated net operating loss carryforward beginning with the fourth quarter of our fiscal year ended October 31, 1999. The restatement reflects the reduction of the income tax benefit recognized in the fourth quarter of fiscal year 1999 from $10 million to $6 million and reduces our net deferred income tax asset by $4 million at each balance sheet date as of and subsequent to October 31, 1999.

The effect of the restatement on the consolidated balance sheets at January 31, 2002 and October 31, 2001 was as follows:

	January 31, 2002		October 31, 2001

	Deferred		Deferred
	Income	Retained	Income	Retained
	Taxes	Earnings	Taxes	Earnings

Balance, previously reported	$8,038	$4,429	$6,832	$5,786
Adjustment to deferred income taxes	(4,000)	(4,000)	(4,000)	(4,000)

Balance, restated	$4,038	$429	$2,832	$1,786

3.   ACCOUNTS RECEIVABLE

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESTATEMENT OF FINANCIAL INFORMATION RELATED TO DEFERRED INCOME TAXES

We have restated our consolidated balance sheets as a result of a miscalculation of our accumulated net operating loss carryforward beginning with the fourth quarter of our fiscal year ended October 31, 1999. The restatement reflects the reduction of the income tax benefit recognized in the fourth quarter of fiscal year 1999 from $10 million to $6 million and reduces our net deferred income tax asset by $4 million at each balance sheet date as of and subsequent to October 31, 1999. The restatement had no impact on the previously reported net loss and related per share amounts for the three months ended January 31, 2002 and 2001. See Note 2 to Consolidated Financial Statements.

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

Revenue Recognition, Continued

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

CRITICAL ACCOUNTING POLICIES, Continued

Capitalization of Product Development Costs, Continued

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

At January 31, 2002 we have recorded a net deferred tax asset of approximately $6,500. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance, which could reduce our net income by a material amount.

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

License Fees. Revenues from license fees increased 46.9% to $10,620 for the three months ended January 31, 2002 from $7,228 for the same period in 2001. As a percentage of total revenues, license fees revenues were 75.6% for the three months ended January 31, 2002, up from 74.1% for the same period in 2001. This revenue growth was achieved primarily through increased sales volume to both new and existing customers driven by increased acceptance of our courseware products. New products from the acquisitions of Wasatch Interactive Learning Corporation in April 2001 and TeachMaster Technologies, Inc. in September 2001 contributed approximately $800 of revenue for the three months ended January 31, 2002.

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

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses increased 31.8% to $11,516 for the three months ended January 31, 2002 from $8,737 for the same period in 2001. The increased expenses resulted from a number of factors including increased headcount from the acquisitions of Wasatch Interactive Learning Corporation in April 2001 and TeachMaster Technologies, Inc. in September 2001, increased commissions due to the growth in revenue, increased marketing costs necessary to generate revenue growth, and additions to our management team and infrastructure necessary to grow the business. As a percentage of total revenues, selling, general and administrative expenses were 82.0% for the three months ended January 31, 2002, down from 89.6% for the same period in 2001. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to increase revenues and achieve our sales targets.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

               Exhibit Number and Description

10.11	Form of Indemnification Agreement is incorporated by reference to the corresponding exhibit on our Registration Statement on Form S-1 (File Number 333-54296)

10.37	Form of Employment Agreement with five executive officers. *

10.38	Form of Employment Agreement with five executive officers. *

10.39	Form of Employment Security Agreement with thirteen executive officers. *

* Management contract or compensatory plan, contract or arrangement

The exhibits listed above were previously filed with the Original Filing

99.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

I, John Murray, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A, Amendment Number 1 of PLATO Learning, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 16, 2003	/s/ John Murray

President and Chief Executive Officer

I, Gregory J. Melsen, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A, Amendment Number 1 of PLATO Learning, Inc.;

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

Vice President Finance and Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q/A covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.