Form 10-Q/A
period 2002-04-30
PLATO LEARNING INC
filed 2003-01-17
CIK 893965

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

(This document contains 25 pages)

PLATO Learning, Inc. and Subsidiaries

REASON FOR AMENDMENT

We hereby amend Part I, Items 1 and 2 and Part II, Item 6 of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 filed with the Securities and Exchange Commission on June 14, 2002 (the “Original Filing”) to restate our consolidated balance sheets as described in Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in Note 2 to our Consolidated Financial Statements. The Original Filing, as amended hereby, speaks only as of the date set forth in the Original Filing. We have not updated any of the disclosures to speak to any later date.

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Statements of Earnings for the Three and Six Months Ended April 30, 2002 and 2001	3
	Consolidated Balance Sheets as of April 30, 2002 and October 31, 2001	4
	Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24
CERTIFICATIONS		25

*	Previously filed

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

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30,	October 31,
	2002	2001
	(Unaudited)	(See Note)
	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$59,122	$61,568
Accounts receivable, less allowances of $2,085 and $2,545, respectively	25,803	28,739
Prepaid expenses and other current assets	1,296	1,317
Deferred income taxes	2,468	2,468

Total current assets	88,689	94,092
Equipment and leasehold improvements, less accumulated depreciation of $4,414 and $3,829, respectively	4,116	2,803
Product development costs, less accumulated amortization of $14,036 and $12,094, respectively	11,274	9,949
Deferred income taxes	3,926	2,832
Goodwill, less accumulated amortization of $1,831	16,171	16,152
Identified intangible assets, less accumulated amortization of $1,113 and $601, respectively	3,122	3,634
Other assets	3,173	2,449

Total assets	$130,471	$131,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$248	$242
Accounts payable	1,486	2,216
Accrued employee salaries and benefits	4,182	4,539
Accrued liabilities	2,757	3,883
Deferred revenue	9,601	9,163

Total current liabilities	18,274	20,043
Long-term debt	590	720
Deferred revenue	1,398	1,170
Other liabilities	36	79

Total liabilities	20,298	22,012

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 16,779 shares issued and 16,496 shares outstanding at April 30, 2002; 16,689 shares issued and 16,411 shares outstanding at October 31, 2001	165	164
Paid-in capital	115,183	113,767
Treasury stock at cost, 283 and 278 shares, respectively	(4,986)	(4,914)
Retained earnings	726	1,786
Accumulated other comprehensive loss	(915)	(904)

Total stockholders’ equity	110,173	109,899

Total liabilities and stockholders’ equity	$130,471	$131,911

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

The effect of the restatement on the consolidated balance sheets at April 30, 2002 and October 31, 2001 was as follows:

	April 30, 2002		October 31, 2001

	Deferred		Deferred
	Income	Retained	Income	Retained
	Taxes	Earnings	Taxes	Earnings

Balance, previously reported	$7,926	$4,726	$6,832	$5,786
Adjustment to deferred income taxes	(4,000)	(4,000)	(4,000)	(4,000)

Balance, restated	$3,926	$726	$2,832	$1,786

3.   ACQUISITION

In April 2001, we acquired Wasatch Interactive Learning Corporation (“Wasatch”). For further information regarding this acquisition, refer to Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, as amended.

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

4.   ACCOUNTS RECEIVABLE

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Other Intangible Assets, Continued

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

6. DEBT

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

In December 2001, our Board of Directors approved a stock repurchase plan that authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. For the six months ended April 30, 2002, we repurchased 5,000 shares of our common stock for $72 and the repurchase had no significant impact on our reported net earnings (loss) per share. See Note 10 regarding significant stockholders’ equity transactions in May 2002.

8.   EARNINGS (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Basic:
Net earnings (loss)	$297	$825	$(1,060)	$(1,526)

Weighted average common shares outstanding	16,448	11,352	16,430	11,184

Basic earnings (loss) per share	$0.02	$0.07	$(0.06)	$(0.14)

Diluted:
Net earnings (loss)	$297	$825	$(1,060)	$(1,526)

Weighted average common shares outstanding	16,448	11,352	16,430	11,184
Potential common shares:
Stock options and warrants	692	921	—	—

Weighted average common and potential common shares outstandng for diluted earnings (loss) per share	17,140	12,273	16,430	11,184

Diluted earnings (loss) per share	$0.02	$0.07	$(0.06)	$(0.14)

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

10.   SUBSEQUENT EVENTS

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

Repurchases of Common Stock

During May 2002, we repurchased approximately 325,000 shares of our common stock for an aggregate cost of approximately $4,125. See Note 7 for additional information on stock repurchases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESTATEMENT OF FINANCIAL INFORMATION RELATED TO DEFERRED
INCOME TAXES

We have restated our consolidated balance sheets as a result of a miscalculation of our accumulated net operating loss carryforward beginning with the fourth quarter of our fiscal year ended October 31, 1999. The restatement reflects the reduction of the income tax benefit recognized in the fourth quarter of fiscal year 1999 from $10 million to $6 million and reduces our net deferred income tax asset by $4 million at each balance sheet date as of and subsequent to October 31, 1999. The restatement had no impact on the previously reported net earnings (loss) and related per share amounts for the three and six months ended April 30, 2002 and 2001. See Note 2 to Consolidated Financial Statements.

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

At April 30, 2002 we have a net deferred tax asset of approximately $6,400. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance, which could reduce our net income by a material amount.

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

Revenues

Total Revenues. Total revenues increased 12.0% to $17,212 for the three months ended April 30, 2002 from $15,364 for the same period in 2001. The increase was primarily due to the $940 increase in license fees revenues and the $840 increase in services revenues. Total revenues increased 24.4% to $31,259 for the six months ended April 30, 2002 from $25,118 for the same period in 2001. The increase was primarily due to the $4,331 increase in license fees revenues and the $1,566 increase in services revenues.

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

Other. Other revenues, including hardware and third-party courseware products, increased 7.6% to $960 for the three months ended April 30, 2002 from $892 for the same period in 2001. As a percentage of total revenues, other revenues were 5.6% for the three months ended April 30, 2002 and 5.8% for the same period in 2001. Other revenues increased 13.3% to $2,072 for the six months ended April 30, 2002 from $1,828 for the same period in 2001. As a percentage of total revenues, other revenues were 6.6% for the six months ended April 30, 2002 and 7.3% for the same period in 2001.

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

Product Development and Customer Support. Product development and customer support expenses increased 26.0% to $2,577 for the three months ended April 30, 2002 from $2,045 for the same period in 2001. Product development and customer support expenses increased 39.8% to $5,358 for the six months ended April 30, 2002 from $3,832 for the same period in 2001. As a percentage of total revenues, product development and customer support expenses were 15.0% for the three months ended April 30, 2002, up from 13.3% for the same period in 2001, and 17.1% for the six months ended April 30, 2002, up from 15.3% for the same period in 2001. These increases reflect our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network. As part of our growth strategy, we intend to introduce a number of new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs and related amortization are dependent on our ability to introduce new products and product improvements on a cost-effective and timely basis. Capitalized development costs were $1,917 and $3,262 for the three and six months ended April 30, 2002, respectively, compared to $1,067 and $1,952 for the same periods in 2001. Amortization of previously capitalized development costs was $1,001 and $1,940 for the three and six months ended April 30, 2002, respectively, up from $759 and $1,251 for the same periods in 2001, as projects completed during prior periods are now being amortized to expense.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit Number and Description

3.04	Certificate of Amendment of Amended Certificate of Incorporation, filed April 24, 2000 is incorporated by reference to the corresponding exhibit to our
Annual Report on Form 10-K for the year ended October 31, 2001

3.05	Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992

3.06	Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002

The exhibits listed above were previously filed with the Original Filing

99.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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