Form 10-Q/A
period 2002-07-31
PLATO LEARNING INC
filed 2003-01-17
CIK 893965

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

(This document contains 28 pages)

PLATO Learning, Inc. and Subsidiaries

REASON FOR AMENDMENT

We hereby amend Part I, Items 1 and 2 and Part II, Item 6 of our Quarterly Report on Form 10-Q for the period ended July 31, 2002 filed with the Securities and Exchange Commission on September 16, 2002 (the “Original Filing”) to restate our consolidated balance sheets as described in Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in Note 2 to our Consolidated Financial Statements. The Original Filing, as amended hereby, speaks only as of the date set forth in the Original Filing. We have not updated any of the disclosures to speak to any later date.

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2002 and 2001	3
	Consolidated Balance Sheets as of July 31, 2002 and October 31, 2001	4
	Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Internal Controls	*
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURES		27
CERTIFICATIONS		28

*	Previously filed

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

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	October 31,
	2002	2001
	(Unaudited)	(See Note)
	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$32,827	$61,568
Accounts receivable, less allowance of $2,877 and $2,545, respectively	30,212	28,739
Prepaid expenses and other current assets	2,611	1,317
Deferred income taxes	2,468	2,468

Total current assets	68,118	94,092
Equipment and leasehold improvements, less accumulated depreciation and amortization of $4,954 and	5,119	2,803
$3,829, respectively Product development costs, less accumulated amortization of $15,115 and $12,094, respectively	11,992	9,949
Deferred income taxes	4,375	2,832
Goodwill	38,486	16,152
Identified intangible assets, less accumulated amortization of $1,531 and $601, respectively	7,904	3,634
Other assets	1,968	2,449

Total assets	$137,962	$131,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$316	$242
Accounts payable	2,115	2,216
Accrued employee salaries and benefits	4,836	4,539
Accrued liabilities	4,184	3,883
Deferred revenue	12,944	9,163

Total current liabilities	24,395	20,043
Long-term debt	638	720
Deferred revenue	1,794	1,170
Other liabilities	25	79

Total liabilities	26,852	22,012

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 17,649 shares issued and 16,418 shares outstanding at July 31, 2002; 16,689 shares issued and 16,411 shares outstanding at October 31, 2001	164	164
Paid-in capital	127,086	113,767
Treasury stock at cost, 1,231 and 278 shares, respectively	(15,993)	(4,914)
Retained earnings	526	1,786
Accumulated other comprehensive loss	(673)	(904)

Total stockholders’ equity	111,110	109,899

Total liabilities and stockholders’ equity	$137,962	$131,911

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

The effect of the restatement on the consolidated balance sheets at July 31, 2002 and October 31, 2001 was as follows:

	July 31, 2002		October 31, 2001

	Deferred		Deferred
	Income	Retained	Income	Retained
	Taxes	Earnings	Taxes	Earnings

Balance, previously reported	$8,375	$4,526	$6,832	$5,786
Adjustment to deferred income taxes	(4,000)	(4,000)	(4,000)	(4,000)

Balance, restated	$4,375	$526	$2,832	$1,786

3.   ACQUISITIONS

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

3.   ACQUISITIONS, Continued

NetSchools Corporation, Continued

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

3.   ACQUISITIONS, Continued

Unaudited ProForma Data

In April 2001, we acquired Wasatch Interactive Learning Corporation (“Wasatch”). For further information regarding this acquisition, refer to Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, as amended.

The operating results of Wasatch and NetSchools were included in our consolidated statements of operations from the date of acquisition. Our unaudited pro forma consolidated results of operations, as if the Wasatch and NetSchools acquisitions had occurred at the beginning of the periods presented, were as follows:

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

7.   STOCKHOLDERS’ EQUITY

We issued approximately 166,000 shares of our common stock upon the exercise of outstanding stock options during the nine months ended July 31, 2002.

In May 2002, we issued 800,000 shares of our common stock and warrants to purchase 200,000 shares of our common stock at $17.00 per share through May 9, 2007 in connection with the acquisition of NetSchools (see Note 3). The warrants were assigned a value of $969 using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

7.   STOCKHOLDERS’ EQUITY, Continued

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

8.   EARNINGS (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Basic:
Net earnings (loss)	$(200)	$3,573	$(1,260)	$2,047

Weighted average common shares outstanding	16,676	14,758	16,512	12,390

Basic earnings (loss) per share	$(0.01)	$0.24	$(0.08)	$0.17

Diluted:
Net earnings (loss)	$(200)	$3,573	$(1,260)	$2,047

Weighted average common shares outstanding	16,676	14,758	16,512	12,390
Potential common shares:
Stock options and warrants	—	1,195	—	1,026

Weighted average common and potential common shares outstandng for diluted earnings (loss) per share	16,676	15,953	16,512	13,416

Diluted earnings (loss) per share	$(0.01)	$0.22	$(0.08)	$0.15

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

10.   SUBSEQUENT EVENT

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESTATEMENT OF FINANCIAL INFORMATION RELATED TO DEFERRED
INCOME TAXES

We have restated our consolidated balance sheets as a result of a miscalculation of our accumulated net operating loss carryforward beginning with the fourth quarter of our fiscal year ended October 31, 1999. The restatement reflects the reduction of the income tax benefit recognized in the fourth quarter of fiscal year 1999 from $10 million to $6 million and reduces our net deferred income tax asset by $4 million at each balance sheet date as of and subsequent to October 31, 1999. The restatement had no impact on the previously reported net earnings (loss) and related per share amounts for the three and six months ended July 31, 2002 and 2001. See Note 2 to Consolidated Financial Statements.

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

At July 31, 2002 we had a net deferred tax asset of approximately $6,843. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance, which could reduce our net income by a material amount.

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

The NetSchools acquisition was accounted for using the purchase method of accounting (see Note 3 to Consolidated Financial Statements) and the operating results of NetSchools were included in our financial statements from the date of acquisition.

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

Other. Other revenues, including hardware and third-party courseware products, increased 21.2% to $1,217 for the three months ended July 31, 2002 from $1,004 for the same period in 2001. As a percentage of total revenues, other revenues were 6.2% for the three months ended July 31, 2002 and 4.4% for the same period in 2001. Other revenues increased 16.1% to $3,289 for the nine months ended July 31, 2002 from $2,832 for the same period in 2001. As a percentage of total revenues, other revenues were 6.5% for the nine months ended July 31, 2002 and 5.9% for the same period in 2001.

Cost of Revenues

Total cost of revenues increased 37.3% to $2,289 for the three months ended July 31, 2002 from $1,667 for the same period in 2001. Total cost of revenues increased 38.9% to $6,412 for the nine months ended July 31, 2002 from $4,615 for the same period in 2001. The increase was primarily due to the increases in services and other revenues, including third party courseware product royalties. Gross profit margin was 88.3% for the three months ended July 31, 2002, down from 92.7% for the same period in 2001, and was 87.4% for the nine months ended July 31, 2002, down from 90.4% for the same period in 2001. This decrease in gross profit margin

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Cost of Revenues, Continued

resulted primarily from a lower proportion of license fees revenues included in our product sales mix. We expect our gross profit margin in the fourth quarter of 2002 and in 2003 to be in the range of 88% to 90%; however our future gross profit margin will be dependent primarily on the product mix underlying our revenues.

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

Item 6.   Exhibits and Reports on Form 8-K

                (a)  Exhibits

                Exhibit Number and Description

10.37	-Agreement and Plan of Merger dated May 9, 2002, among PLATO Learning, Inc., PLATO, Inc., NSC Acquisition Corporation and NetSchools Corporation is incorporated by reference to Exhibit 2 on our Current Report on Form 8-K dated May 9, 2002 (File Number 0-20842)

The exhibit listed above was previously filed with the Original Filing

99.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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