Form 10-K
period 2002-10-31
PLATO LEARNING INC
filed 2003-01-29
CIK 893965

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2002

Commission File Number 0-20842

PLATO Learning, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-3660532

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10801 Nesbitt Avenue South, Bloomington, MN	55437

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(952)832-1000

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	None Common Stock, Par Value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of shares of the Registrant’s common stock, par value $.01, outstanding as of January 8, 2003 was 16,750,223 shares. The aggregate market value of common stock (based on the closing price on January 8, 2003) held by non-affiliates of the Registrant was approximately $95,745,000.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 4, 2003 (the “2003 Proxy Statement”) are incorporated by reference in Part III.

This document contains 87 pages.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Item 1. BUSINESS

Overview

We are a leading provider of computer and web-based instruction, curriculum planning and management, assessment and related professional development and support services to K-12 schools. We also provide these products and services to colleges, job training programs, correctional institutions, military education programs, corporations and individuals. We benefit from our respected 40-year heritage and a proven track record of student achievement based on our award-winning courseware products. This courseware and our web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind and Reading First federal legislation. We also offer online and onsite staff development and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.

We provide an effective complement or supplement to classroom instruction that helps close the achievement gap for all learners. Our curriculum courseware components, while fully sequenced and integrated with each other, can also be selected individually to meet the differing needs of schools and teachers. They are aligned to local, state and national performance standards. The PLATO® Learning System consists of curriculum and instructional management tools, assessment and alignment tools, mastery-based courseware and related professional services, and is designed to help schools meet the mandates of federal and state accountability legislation, special programs such as Title I and special education, and other programs and learning environments.

Our research-based courseware library includes over 4,000 hours of mastery-based instruction covering over 12,500 learning objectives in the subject areas of reading, writing, language arts, math, science, social studies and work skills. Our web-based assessment and alignment tools ensure that curriculum is aligned to local, state and national standards. Educators are able to identify each individual student’s instructional needs and prescribe a personalized learning program using PLATO® courseware, over 40,000 teacher-screened educational web sites, and the school’s own textbooks and software. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents as well as students, teachers and administrators in the learning process.

We operate our principal business in the single industry segment of educational software (see Note 15 to Consolidated Financial Statements).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Recent Developments

In May 2002, we acquired NetSchools Corporation (“NetSchools”), a provider of web-based e-learning software and services solutions for the K-12 market. NetSchools offers a web-based curriculum and instructional management delivery platform that facilitates delivery of school curriculum aligned to local, state and national standards and facilitates online assessment, lesson planning and content delivery. This acquisition is expected to enhance our ability to provide enterprise-wide solutions that align classroom education across all standards and deliver compelling and effective content through the NetSchools instructional management platform.

In August 2002, we acquired LearningElements, Inc. (“LearningElements”), a provider of a comprehensive K-3 reading curriculum. This acquisition is expected to enhance our growing curriculum solution for elementary schools by providing a research-based early reading product line that meets new federal education guidelines. For additional information on our acquisitions, see Note 4 to Consolidated Financial Statements.

Market

We estimate that the current U.S. market for our K-12 products exceeds one billion dollars annually and is currently growing by approximately 5% to 10% per year. We anticipate that growth in this market will continue over the next few years as a result of the increasing emphasis on quality of education at local, state and national levels. Schools and school districts are increasingly being held accountable for the academic achievement of their students, which is frequently measured by standardized tests. Furthermore, the No Child Left Behind legislation, enacted in January 2002, is an education reform plan that is heavily focused on assessment and accountability standards, as well as teacher quality and early reading skills.

Over the last three years, federal programs have allocated over six billion dollars to schools to create state-of-the-art technology infrastructures for the 21st century. The resulting growth in the number of computers, Internet connections and telecommunications systems in schools has created the technological infrastructure necessary to implement sophisticated courseware and web-based applications. Increasingly, our customers are turning to computer-aided and web-based methods of instruction as a complement or supplement to their instructor-led programs due to the flexibility, cost-efficiency and demonstrated effectiveness of e-learning products.

Historically we have provided products and services primarily to the secondary school segment of K-12, which represents approximately 40% of the K-12 market, and to the adult education markets. With the acquisitions of Wasatch Interactive Learning Corporation (“Wasatch”) (April 2001) and LearningElements (August 2002), we now offer courseware to the elementary school market, which represents the remaining approximate 60% of the K-12 market. In addition, with the acquisitions of TeachMaster Technologies, Inc. (September 2001) and NetSchools (May 2002), we now specialize in cross-platform standards-based curriculum management and accountability and assessment solutions for K-12.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Products

Customers use our products to:

•	ensure that curriculum is aligned to local, state and national standards;

•	assess and identify individual student instructional needs;

•	prescribe a personalized course of instruction;

•	develop foundational reading skills for emerging readers;

•	complement instructor-led education and focus on difficult subject matter;

•	supplement classroom learning and provide additional instruction and practice;

•	monitor and report on student learning progress in relation to local, state and national academic standards;

•	prepare students for standards-based state examinations;

•	develop teacher skills and abilities to teach to standards to increase classroom effectiveness;

•	assist learners in community, technical and four-year colleges in meeting their college-level reading, math and writing skills;

•	prepare adult students to complete high-school graduation and GED requirements;

•	support adult learners in job training programs and workplace training; and

•	provide support for skill development in youth and adult correctional education programs.

PLATO Courseware

PLATO courseware employs sophisticated interactive simulations, online coaching and advanced multimedia and graphics to create an exciting learning environment that fosters critical-thinking skills. The instructional strategy, design and modular structure of the courseware allows instructors to provide personalized instruction to meet both individual student needs and specific program objectives. With its wide scope and coverage, our courseware is appropriate in context and learning style for learners at grade level as well as learners in remedial programs.

Our instructional courseware packages are pre-aligned to over 250 state, provincial, federal and international standards. PLATO courseware is designed to be effective in a variety of settings, including mainstream classrooms, alternative education programs, mandated state accountability test preparation, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation, workplace training and military basic skills programs. Whether used for distance learning, as a complement or supplement to a traditional instructor-led program, or as an advanced course offering, our courseware is intended to motivate and engage a wide range of students.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Products, Continued

PLATO Courseware, Continued

Our courseware is recognized for its academic content, instructional integrity, innovative instructional design and ability to captivate and motivate students. As in past years, our products were recognized by leading industry associations and publications in several categories:

•	eSchool News Readers’ Choice Award for Best Curriculum Management Software — NetSchools Orion

•	Association of Educational Publishers Distinguished Achievement Award for Childrens’ Portal — NetSchools Orion

•	District Administration Magazine Curriculum Web Site Award - NetSchools Orion

•	Technology & Learning Magazine Award of Excellence for Classroom and School Management Systems — NetSchools Orion.

•	Technology & Learning Magazine Award of Excellence — PLATO Projects for the Real World

•	Eddie Award for Best Upper Elementary Language Arts Software - PLATO Reading Explorations, Grade 4

•	Media & Methods Magazine Awards Portfolio — CyberEd Interactive Chemistry Series

•	Eddie Award for Best High School Science Software — CyberEd Interactive Chemistry Series

Our customers also received recognition for using our courseware:

•	The “Most Improved School on the Cape” Award from the Massachusetts Department of Education was awarded to Mashpee High School, which, before introducing the PLATO Learning System, had ranked 15th out of 16 schools on the Cape;

•	In recognition of its dramatic improvement in the number of graduating students, Youth Connections, an alternative high school launched by the Miami Valley Career Technology Center in Dayton, Ohio, received the American Association of School Administrators 2002 Leadership for Learning Award;

•	The American Association of School Administrators (AASA) and the Family Education Network recognized Apache Junction School District near Phoenix, Arizona as one of seven model technology school districts in the nation, based on significant improvements among students using PLATO courseware;

•	Sinclair Community College in Dayton, Ohio was the recipient of the MetLife Foundation Community College Excellence Award, presented at the 2002 American Association of Community Colleges’ annual convention; and,

•	William P. Lord High School in Woodburn, Oregon was the winner of the Austin McCormick Award for Best Practices in Correctional Education for 2002 from the Correctional Education Association.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Products, Continued

PLATO Courseware, Continued

We regularly update our courseware library and continually develop new products to extend and enhance our product offerings. Over 90% of our products have been developed or updated within the last three years. In 2002, we introduced several new products and initiatives, including a research-based reading product for elementary students, PLATO® Reading Explorations, which aligns with the National Reading Panel Standards and meets the requirements of many important funding sources, including Title I, Even Start, and the 21st Century Community Learning Centers. We completed a major update to our algebra curriculum, PLATO® Algebra 1 and 2, which features over 200 hours of instruction and proprietary new test generator technology that allows students to experience new questions each time they use the product. Under an agreement signed in 2002 with Educational Testing Service, we now market the PLATO® ParaPro Preparation Package, a web-based instructional support and test preparation program to help paraprofessional personnel prepare for the certification required under the No Child Left Behind legislation, and the National Writing Prep Test, which aligns to national exit level writing standards and helps to improve student performance on high stakes tests.

PLATO Curriculum Management and Delivery Options

PLATO® Pathways and the PLATO® Web Learning Network provide curriculum management infrastructure in LAN/WAN/standalone and web-based environments, respectively. PLATO Pathways is an easy to use software program and versatile educational tool that integrates assessment, instruction and management. Updated in 2002, this instructional management system diagnoses strengths and weaknesses and adaptively prescribes individualized menus ensuring targeted, personalized instruction keyed to program goals. The PLATO Web Learning Network offers the same high quality instructional content and essential student management services as an Internet Application Service Provider (“ASP”) product.

PLATO software is configured for computers using Microsoft and Apple Mac operating systems. There are multiple ways in which PLATO software can be delivered, including:

•	Internet delivery. The complete PLATO Learning System, including courseware and management capabilities, is available in an ASP web-delivered model. Customers can free up technical and hardware replacement budgets by eliminating the need to fund local area networks at every location and gain added purchasing flexibility to provide more students with the opportunity to achieve academic success using PLATO courseware. Customers with the technical expertise may also host the system locally. By using the Internet, learners and teachers are able to access their PLATO courseware and records anytime, anywhere.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Products, Continued

PLATO Curriculum Management and Delivery Options, Continued

•	Local Area Networks (LAN). With a LAN configuration, all courseware, management software, student records and files are centralized. Courseware can be accessed by any student at any learning station. The Company offers LAN configurations utilizing and Microsoft Windows NT/2000 or Novell NetWare servers.

•	CD-ROM or Desktop Launch. PLATO courseware can be delivered directly on a computer workstation with or without a management system. Individual student sign-on, bookmarking, record keeping and reporting are available.

PLATO Accountability and Assessment Solutions

The PLATO Accountability and Assessment Solutions, sold on an annual subscription basis, are aligned to state and national performance standards and consist of NetSchools Orion, PLATO Polaris, PLATO Link, and PLATO State Standards Toolkit. They are designed to provide interactive individualized standards-based instruction in a broad range of subject areas and contain a suite of web-based tools designed to address the growing importance of standards-based instruction and assessment and provide educators with a variety of options to meet differing needs. Research shows that student achievement improves when teachers are confident that instruction is aligned with standards and this suite of products can help reduce the achievement gap for all learners.

NetSchools Orion contains a powerful correlation engine that allows educators to align state standards with their onsite instructional resources, including textbooks and software, and with the PLATO database of over 40,000 teacher-screened educational web sites. This database effectively reduces the time educators need to search the Internet for appropriate instructional resources, and allows educators to refine their search based on 19 different criteria, including grade level, learning modality and level of interactivity.

The PLATO Accountability and Assessment Solutions analyze student performance with diagnostic assessments correlated to standards and remediate with personal Academic Assistance Plans using activities based on a school’s textbooks and other resources, the PLATO database of web sites and PLATO courseware. Local and state Performance Indicators are incorporated into daily lessons and student assignments are made based on those indicators using lesson plans and templates. These products help educators tailor their curriculum to the needs of each individual student and address the requirements of local, state and federal accountability legislation, as well as programs such as Title I and special education. They also address the challenging issues of data-driven decision-making and continuous school improvement planning identified in the No Child Left Behind legislation. To help educators and parents keep effective records of student progress, the system creates graphical and text reports for every student, which can be viewed online by

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Products, Continued

PLATO Accountability and Assessment Solutions, Continued

parents and students. In addition, educators can view individual student reports and class performance data, while administrators can view data by class, school or district.

Educators can select from different modules within the system depending on their needs. The NetSchools Orion option is an ASP web-delivered model and involves all members of the learning community — students, teachers, administrators and parents. The PLATO Polaris option may be ASP or client-hosted and functions as a customizable tool to help classroom teachers adjust their daily teaching in accordance with standards requirements. PLATO Link provides state-standards practice tests and skills assessments with immediate scoring and links to PLATO courseware designed to help students improve in areas of weakness. We have also developed assessment solutions for GED preparation and for teacher and paraprofessional certification.

TeachMaster Professional Services Group

Our TeachMaster Professional Services Group ensures that customers receive the consultation, training, and services needed to successfully implement their PLATO Learning System. Our highly-skilled consultants work with schools to develop customized staff development plans that are tied to standards and/or a school’s unique accountability and assessment needs. To help schools meet their accountability mandates and the goals of their school improvement plans, we offer services in three areas:

•	Performance Essentials, for immediate in-service needs;

•	Consulting Partnerships, focused on long-term systemic change; and

•	Correlation Services, to provide correlation of assessments, textbooks and other resources, such as web sites and software, to standards.

We offer flexible delivery of these services. Schools are offered a choice of schedules, so that staff development can take place at times convenient to them - throughout the school year and throughout the school day, after school and during planning time, for large or small groups, and one-on-one. Schools are able to minimize the expense and inconvenience of bringing in substitute teachers while their staff attend in-service training. The TeachMaster service model is built on the recommended staff development standards of the National Staff Development Council.

Each member of our Correlations Services team, all former teachers, correlates textbooks, web sites and other resources to state standards and assessments in their area of curriculum expertise, down to the most detailed level of the standard being addressed. We believe this in-depth approach distinguishes the TeachMaster correlations program from those of our competitors.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Products, Continued

TeachMaster Professional Services Group, Continued

In 2002, we entered into a partnership with the highly-regarded Association for Supervision and Curriculum Development (ASCD) to provide interactive Internet-based professional development opportunities as part of our TeachMaster Professional Services program.

PLATO Support Services

Onsite installation and specialized technical consulting are provided by our field engineers and technicians for customers who desire to supplement their technical staff. Our customers can access our product specialists and software analysts to answer questions or solve problems with their PLATO courseware. Support is available via a toll-free telephone number, e-mail, the PLATO Support Web Site and a PLATO Support CD. Customers also receive updates and enhancements to their PLATO courseware.

E-commerce

Teachers, parents, home users, home schoolers and businesses can also purchase single topic PLATO courseware through our e-commerce web site at www.plato.com, as well as from a number of partner sites with links to our web site. Our customers may select from approximately 70 individual titles in reading, mathematics, science, applied physical science and vocabulary building. Purchases can be electronically downloaded on demand or shipped on CD-ROM the next day.

Strategy

Our strategy is to provide a broad range of interactive, multimedia, self-paced educational courseware, delivered on computer networks, personal computers and over the Internet, to address the needs of learners of all ages throughout their lifetimes. Critical elements of our strategy include:

•	working closely with customers to design products that meet specific instructional needs and applicable academic standards using the design and structural advantages inherent in our proprietary software;

•	expanding sales of courseware and services, including subscription-based products, that generate higher profit margins and greater growth opportunities;

•	building the PLATO Learning brand to promote the attributes of heritage, ingenuity, and passionate commitment to education;

•	expanding our accountability and assessment product line to capitalize on the increased emphasis on accountability and standardized testing;

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Strategy, Continued

•	building our PLATO Elementary and FOCUS™ Reading and Language Program products to claim a leadership position in the elementary school market;

•	targeting No Child Left Behind, Reading First, Title I and special education funds that are highly appropriate for our products and services;

•	pursuing large grant and request for proposal opportunities;

•	leveraging the Internet to include parents, students, teachers and administrators in the learning process;

•	extending existing distribution channels to include catalogues, business-to-business, educational portals and home sales;

•	partnering with influential educational associations on mutually beneficial initiatives; and

•	addressing the needs for learner preparation to meet college-level standards and for GED and employability skills development in adult education and job training.

Sales and Marketing

Our sales and marketing efforts are designed to expand market share in our core markets and reinforce our reputation for product quality, service and customer satisfaction. We target potentially large and growing market segments to which existing and future products and services can be sold through a variety of distribution networks and channels.

We use a combination of direct sales, inside sales and strategic sales resources, distributors and a reseller network using e-commerce, catalogues, portals and a comprehensive Internet web site www.plato.com.

In 2002, in response to the growing importance of state and federal funding sources, resulting from the No Child Left Behind legislation, we established a Grants and Funding group to pursue large funding grants and request for proposal opportunities. Additionally in 2002, we began a major partnership initiative with the National Alliance of Black School Educators (NABSE) and introduced a grant partnership for improving performance on state assessments in selected NABSE school districts to help address the additional challenges of the No Child Left Behind legislation in at-risk environments.

Competition

In all of our markets, we compete primarily against more traditional methods of education and training, principally live classroom instruction. Within the e-learning market, we compete most directly with other learning system providers, including divisions within Pearson plc, McGraw-Hill McMillan and WRC Media, and with Riverdeep Group plc, Lightspan and Renaissance Learning. Generally, WRC Media’s Compass Learning competes in the elementary market and McGraw-Hill McMillan in the adult and college markets. Pearson’s NCS Learn and Riverdeep each offer a K-12 line of products. In the post-secondary education and training markets there are many regional and

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Competition, Continued

specialized competitors, including Lightspan’s Academic Systems. We also compete with companies providing single-title retail products, software publishers and Internet content and service providers.

We compete primarily on the basis of the breadth, depth and recognized quality of our courseware and services and our ability to deliver flexible, timely, cost-effective and customized solutions to our customer’s education and training needs. Our stability, longevity, record of student improvement, and development of new products also differentiate us from the competition. Based on our experience, we believe that these are some of the key factors that buyers use in evaluating competitive offerings.

Product Development and Customer Support

Our product development group develops, enhances and maintains the courseware, learning management software and delivery system platforms. We employ a rigorous multi-phased product development methodology and process management system. Based on both classical instructional design concepts and models, as well as systems development management techniques, our product development methodology has been constructed to specifically address the creation of individualized, student-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication and other related technologies. Our rigorous instructional design and software development methodology assures the instructional effectiveness and content integrity of the resulting product. Our products are supported and enhanced by our United Kingdom product development team to respond effectively to international market requirements. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all courseware. Our innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.

Central to the courseware development process are the following proprietary software tools:

•	PLATO Pathways — the PLATO instructional management system designed for system control, tracking and reporting of student performance, and administration on standalone and network systems;

•	Micro PLATO Authoring System (MPAS) — tools for the enhancement and maintenance of part of our courseware library;

•	PLATO Curriculum Design, Development and Delivery (PCD3) System - tools for the enhancement and maintenance of part of our courseware library;

•	Win PLATO — a software framework for authoring and delivering Windows courseware;

•	WebPLATO — a software framework for authoring and delivering web-based courseware;

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Product Development and Customer Support, Continued

•	PLATO Web Learning Network — a software framework for creating and delivering web pages for instructional management, student record keeping, courseware delivery, access control and site monitoring;

•	Orion development framework — for creating and delivering web pages for standards-based learning management, student record keeping, access control and site monitoring; and

•	Orion Academic Information System for Accountability — a correlation engine based on the NetSchools Learning Index and sophisticated web-based tools to support correlations.

Our customer support group provides a full range of support services to ensure customer satisfaction. Full-time professionals, with general technical expertise and extensive operational knowledge of our products, provide pre-sale technical consultation and support to our field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals consult and coordinate with the customer, account manager and installation team regarding site preparation and system installation. They also confirm full customer acceptance and monitor customer satisfaction and support requirements.

We integrate our products into existing customer hardware, or provide a complete turnkey solution if necessary, by purchasing component parts from a network of external suppliers under a just-in-time inventory system. We have supplier relationships with several hardware and software vendors. These relationships are important to us; however, we believe that, in the event that such products or services were no longer available, alternative suppliers could be found on acceptable terms. We do not use raw materials and maintain a limited amount of inventory.

All manufacturers’ warranties are passed through to our customers. After the warranty periods are over, we offer maintenance contracts through third-party service providers. We contract with outside vendors to provide for hardware installation and maintenance services for our customers. In addition, we distribute a limited amount of third-party courseware and also purchase off-the-shelf software and hardware products from Novell, Microsoft, Dell and other vendors.

Proprietary Rights

We regard our courseware as proprietary and rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, as well as license and distribution agreements, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights. We own the federal registration of the PLATO and CyberEd trademarks. In addition, our PLATO elementary courseware includes copyrights that were owned or licensed by Wasatch but not registered with the U.S. Copyright Office. We believe the additional statutory rights resulting from registration of these copyrights are not necessary for our protection.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Proprietary Rights, Continued

In 1989, Control Data assigned to us the federally registered copyrights in the PLATO courseware. We have not recorded the assignment of these copyrights because we believe the additional statutory rights resulting from recordation are not necessary for the protection of our rights. We have federal copyrights on all of our courseware produced since 1989. We have not applied for trademark registration at the state level and rely on our federal registrations and state common law rights to protect our proprietary information. We have registered trademarks in the United States and certain foreign countries for PLATO. We regard these registrations as important to our business. We license a limited amount of software from third-party developers to incorporate into our courseware products.

We do not include any mechanisms to prevent or inhibit unauthorized copying of our software products, but generally require the execution of a license agreement which restricts copying and use of the courseware and software. We have no knowledge of any unauthorized copying of our software products.

In 2001, as a result of the Wasatch acquisition, we acquired the rights of Wasatch as licensee under a license providing for:

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

This license is perpetually exclusive, subject to the payment of a 2.5% royalty fee on net revenue to the licensor. The licensor has agreed that it will not market, distribute, sell or sublicense the licensed programs to any party in the education market. The licensor may, however, produce educational software that is not a derivative of the software covered by this license.

Backlog

Our backlog, consisting of orders for the delivery of products and services in future periods, was approximately $19.4 million and $13.5 million at October 31, 2002 and 2001, respectively. At October 31, 2002, approximately $4.4 million of backlog is expected to be delivered subsequent to fiscal year 2003.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Seasonality

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

Employees

As of January 1, 2003, we had 493 full-time employees, including 223 in sales and marketing and 74 in product development. We have never experienced a work stoppage as a result of a labor dispute and none of our employees are represented by a labor organization.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent accountants. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Annual Report on Form 10-K our Audit Committee preapproved non-audit services, consisting primarily of tax planning and compliance, which subsequently were or are being performed by PricewaterhouseCoopers LLP. Additional non-audit services, consisting primarily of services rendered in connection with registration statements, acquisitions and employee benefit plans, were not preapproved but will be in the future.

Web Site Access to Reports

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports, are made available free of charge on our web site at www.plato.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Code of Ethics

We have adopted a code of business conduct for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers and senior financial personnel. A copy of our business ethics policy is attached to this Annual Report on Form 10-K as Exhibit 10.43 and is also available on our web site at www.plato.com. We intend to post on our web site any material changes to, or waiver from our code of business conduct, if any, within two days of any such event.

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include our statements about:

•	the competitiveness of the computer-based educational software industry;

•	our ability to keep up with changing trends in the industry;

•	our strategies; and

•	other statements that are not historical facts.

We use the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions in this Annual Report on Form 10-K and they are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. As such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including:

•	declines in periodic financial results;

•	unpredictability of government appropriations;

•	ability to keep up with changing trends in the industry;

•	changes in economic and business conditions (including in the e-learning industry);

•	changes in business strategies; and

•	other factors discussed in “Risk Factors” below.

Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K or the date of the document from which they are incorporated by reference. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Risk Factors

Risks Associated with Our Business

We may not be able to sustain profitability in the future.

We have been profitable from 1997 to 2001. In 2002, we incurred a net loss and we may not be able to sustain profitability in the future. Our future revenues and profits, if any, will depend upon various factors, including continued market acceptance of our products and services. We expect to continue to incur significant costs and expenses associated with the operation and development of an expanding business. These costs and expenses include, but are not limited to, sales and marketing, personnel and product development and enhancement. As a result of these expenses, we will need to generate significant revenues to sustain our profitability.

Many of our customers purchase systems and license courseware on a perpetual license basis. Accordingly, new customers must be found or new or additional products or licenses must be sold to existing customers in order to maintain and expand our revenue stream. In order to sustain profitability, we will need to continue to find new customers, as we have no long-term contracts with our customers.

Fluctuations in our quarterly results may adversely affect the implementation of our strategy.

Our revenues and profitability may fluctuate as a result of many factors, including the size, timing and product mix of orders and the capital and operating spending patterns of our customers. We sell our courseware directly to school districts and other clients. The timing of our revenues is difficult to forecast because our sales cycle is relatively long and our services are affected by both the financial conditions and management decisions of our clients, as well as general economic conditions. Historically we have experienced our lowest revenues in the first fiscal quarter and increasingly higher levels of revenues in each of the next three fiscal quarters.

A reduction in government funding to our customers could have a negative effect on our revenues.

A significant portion of our total revenues are from customers primarily dependent on government funding, such as public school systems, community-based organizations and correctional facilities. The government appropriations process is often slow, unpredictable and subject to factors outside our control. Curtailments or substantial reductions in government-funded or sponsored programs and termination or renegotiation of government-funded contracts could have a material adverse impact on, or result in the delay or termination of, our revenues associated with these programs and contracts.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Risk Factors, Continued

Risks Associated with Our Business, Continued

Competition in our industry is intense and could adversely affect our performance.

Our industry is intensely competitive, rapidly evolving and subject to technological change. Demand for particular courseware products, systems hardware and our services may be adversely affected by the increasing number of competitive products from which a prospective customer may choose. We compete primarily against other organizations offering educational and training software and services. Our competitors include several large companies with substantially greater financial, technical and marketing resources than ours. We compete with comprehensive curriculum software publishers, companies providing single-title retail products, Internet content and service providers and computer hardware companies. Existing competitors may broaden their product lines and potential competitors may enter the market and/or increase their focus on e-learning, resulting in greater competition for us. Increased competition in our industry could result in price reductions, reduced operating margins or loss of market share, which could seriously harm our business, cash flows and operating results.

The failure to successfully integrate our previous, or any future, acquisitions could harm our business and operating results.

If we are unable to successfully integrate the businesses that we have acquired, or may acquire in the future, our business and operating results could be harmed. Our recent acquisitions will present challenges to us including the integration of the operations, technologies and personnel of PLATO with those of the companies acquired. Future acquisitions will present similar challenges to us. We will also be subject to special risks including possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel. We may not successfully integrate or profitably manage the businesses that we acquire. In addition, we may not achieve revenue levels, increased earnings, profitability, efficiencies or synergies that we believe are available from our recent acquisitions.

In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and operations. Furthermore, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Risk Factors, Continued

Risks Associated with Our Business, Continued

Failure to retain our key executives or attract and retain qualified technical personnel could harm our business and operating results.

The loss of one or more of our executive officers or other key personnel could inhibit the development of our business and, accordingly, harm our business and operating results. Qualified personnel are in great demand in our industry. Our future success depends in large part on the continued service of our key technical, marketing and sales personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Our key employees may terminate their employment with us at any time. There is competition within the industry for such employees and the process of locating key technical and management personnel with suitable skills may be difficult.

Our future success will depend on our ability to adapt to technological changes and meet evolving industry standards.

We may encounter difficulties responding to technological changes that could delay our introduction of products and services or other existing products and services. Our industry is characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will depend, to a significant extent, on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

We may not be able to raise capital in the future to meet our liquidity needs and finance our operations and future growth. We believe that our existing cash resources, the amounts available under our credit facility and cash generated from our operations will be sufficient to satisfy our operating cash needs for the foreseeable future. Any future decreases in our operating profit, cash flow or stockholders’ equity may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain adequate liquidity to support our operations or maintain our future growth.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Risk Factors, Continued

Risks Associated with Our Business, Continued

Misuse or misappropriation of our proprietary rights could adversely affect our results of operations.

Our success depends in part on our intellectual property rights to the products and services that we develop. We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We own the federal registration of the PLATO and CyberEd trademarks as well as trademarks acquired through the NetSchools and LearningElements transactions. Certain product trademarks, including “NetSchools Orion” were acquired from the NetSchools transaction. Certain product trademarks, including “Focus” and “Ready to Focus” were acquired from the LearningElements transaction.

In addition, we own or license all copyrights in our coursework, none of which is registered with the U.S. Copyright Office. We believe that the additional statutory rights resulting from registration of these copyrights are not necessary for the protection of our rights therein. In addition, in 1989 Control Data assigned the federally registered copyrights in the PLATO courseware to us. We have not recorded the assignment of these copyrights because we believe the additional statutory rights resulting from recordation are not necessary for the protection of our rights therein. We have federal copyrights on all of our courseware produced since 1989. We have not applied for trademark registration at the state level, but have instead relied on our federal registrations and state common law rights to protect our proprietary information. We have registered trademarks for PLATO in the United States and overseas. We regard these registrations as material to our business. We license some software from third-party developers and incorporate it into our courseware offerings. The license agreement with the licensor of the courseware that we acquired in connection with the Wasatch acquisition may allow the licensor to design courseware programs, which are not derivative of the software license we acquired in the Wasatch acquisition, that compete with our courseware.

We do not include in our products any mechanisms to prevent or inhibit unauthorized copying, but generally require the execution of a license agreement which restricts copying and use of the courseware and software. We have no knowledge of the unauthorized copying of our products. However, if such copying or misuse were to occur to any substantial degree, our operating results could be adversely affected. In addition, our U.S. registrations may not be enforceable or effective in protecting our trademarks and copyrights, especially outside of the U.S.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Risk Factors, Continued

Risks Associated with Our Business, Continued

Although we believe our products and services have been independently developed and that none of our products or services infringes on the rights of others, third parties may assert infringement claims against us in the future. We may be required to modify our products, services or technologies or obtain a license to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our business and operating results.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile and could decline.

The market price for our common stock is volatile and may decline in the future for a variety of reasons; including:

•	quarterly variations in our operating results;

•	changes in earnings estimates by analysts;

•	announcements of new contracts or service offerings by us or our competitors;

•	disputes or other developments concerning proprietary rights, including patents and litigation matters and our ability to patent our technologies;

•	departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; or

•	general market conditions.

In particular, the realization of any of the risks described in these “Risk Factors” could have a dramatic and materially adverse impact on the market price of our common stock. In addition, the stock market and the Nasdaq National Market in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies in recent years. These fluctuations may continue to occur and disproportionately impact our stock price. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows or results of operations.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Risk Factors, Continued

Risks Related to Ownership of Our Common Stock, Continued

The future sale of shares of our common stock may negatively affect our stock price.

The holders of certain of our convertible securities have registration rights for the shares of common stock issuable upon conversion of these securities. If these holders cause a large number of securities to be registered and sold in the public market, the market price of our common stock could decline. In addition, if we include in a company-initiated registration statement shares held by these holders and there is limited demand to purchase shares of our common stock, this inclusion may harm our ability to raise needed capital by effectively reducing the number of newly-issued shares of our common stock we can sell to the public.

Our charter documents and Delaware law may discourage an acquisition of PLATO that could deprive our stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition. Our charter and by-laws also provide that special stockholders meetings may be called only by our board of directors with the result that any third-party takeover not supported by the board of directors could be subject to significant delays and difficulties. In addition, our board of directors is divided into three classes, each of which serves for a staggered three-year term, which may make it more difficult for a third party to gain control of our board of directors.

Because it is unlikely that we will pay dividends, you will only be able to benefit from holding our common stock if the stock price appreciates.

We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. As a result of not collecting a dividend, you will not experience a return on your investment, unless the price of our common stock appreciates and you sell your shares of common stock.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Risk Factors, Continued

Risks Related to Ownership of Our Common Stock, Continued

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets.

We market our products worldwide and have operations in Canada and the United Kingdom. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in the local currencies in which they do business.

Item 2. PROPERTIES

We lease all of our facilities, including our corporate headquarters in Bloomington, Minnesota. We have sales offices throughout the United States and in the United Kingdom and Canada. Our leased facilities are adequate to meet our business requirements.

Item 3. LEGAL PROCEEDINGS

We are not a party to any litigation that is expected to have a material adverse effect on our business or our consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 2002.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

Our common stock has traded publicly on the Nasdaq National Market under the symbol “TUTR” since December 23, 1992. The quarterly range of high and low prices per share of our common stock on the Nasdaq National Market was as follows:

	2002		2001

Quarter	High	Low	High	Low

First	$19.92	$11.17	$19.31	$9.05
Second	20.30	12.90	17.44	11.00
Third	13.63	6.95	26.19	12.56
Fourth	8.41	5.00	27.30	12.80

Holders:

There were approximately 2,900 stockholders of record as of January 8, 2003 (includes individual participants in security position listings).

Dividends:

We have not declared or paid cash dividends on our common stock. Our ability to declare and pay dividends is restricted as defined by our revolving loan agreement (see Note 9 to Consolidated Financial Statements). While future cash dividend payments are at the discretion of our Board of Directors, we are growth-oriented and have no present intention to pay a cash dividend on our common stock.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	2002	2001	2000	1999	1998

For the year ended October 31:
Revenues by product line:
PLATO	$74,391	$70,107	$56,123	$44,135	$39,385
Aviation Training	—	—	—	—	3,893

Total revenues	74,391	70,107	56,123	44,135	43,278
Gross profit:	64,905	63,187	49,629	38,783	38,269
Operating expenses:
Selling, general and administrative	51,990	44,226	34,019	26,464	25,408
Product development and customer support	12,599	8,686	6,339	5,471	7,341
Amortization of intangibles	1,053	2,112	144	—	—
Purchased in-process research & development	360	—	—	—	—
Special charges	—	1,260	—	—	—
Operating profit (loss)	(1,097)	6,903	9,127	6,848	5,520
Interest income	851	817	12	22	—
Interest expense	(131)	(585)	(971)	(1,651)	(2,217)
Income tax expense (benefit)	600	3,505	3,096	(6,000)	—
Net earnings (loss) (1)	(1,141)	3,505	4,842	11,031	3,068
Basic earnings (loss) per share (1)	(0.07)	0.26	0.47	1.18	0.36
Diluted earnings (loss) per share (1)	(0.07)	0.24	0.45	1.13	0.35
Cash dividends per share	—	—	—	—	—
At October 31:
Cash and cash equivalents	30,390	61,568	6,415	63	466
Accounts receivable, net	33,034	28,739	21,829	19,814	16,427
Total assets	145,655	131,911	46,590	37,188	27,407
Revolving loan	—	—	—	4,587	9,321
Long-term debt, excluding current portion	567	720	—	3,050	3,050
Deferred revenue	18,837	10,333	6,267	4,593	3,695
Total liabilities	32,072	22,012	14,745	17,807	23,738
Stockholders’ equity	113,583	109,899	31,845	15,576	3,669

(1)	Net earnings and basic and diluted earnings per share for 2001 and 2000, assuming we had adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and excluded goodwill amortization, would have been $4,362, $0.33 and $0.30, and $4,898, $0.48 and $0.45, respectively.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

We enhance the learning process by providing computer-based and e-learning instruction software and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO® Learning System and PLATO® Web Learning Network provide more than 4,000 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

We are subject to risks and uncertainties including, but not limited to, dependence on information technology spending by our customers, well-established competitors, customers dependent on government funding, fluctuations of our quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on our intellectual property rights, rapid technological change and our ability to integrate acquisitions. As provided for in the Private Securities Litigation Reform Act of 1995, we caution investors that these factors could cause our future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of us.

Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2002, 2001 and 2000 relate to the fiscal years ended October 31, 2002, 2001, and 2000, respectively.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our critical accounting policies and have identified revenue recognition, the valuation of accounts receivable, the capitalization of product development costs and the valuation of our deferred tax asset as the critical accounting policies that are significant to the financial statement presentation and require difficult, subjective and complex judgments.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES, Continued

See Note 2 to Consolidated Financial Statements for additional discussion on these and other accounting policies and disclosures required by accounting principles generally accepted in the United States of America.

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

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the accounts receivable. Bad debt expense is recorded as an operating expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions and our credit assessment process. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated financial statements.

Capitalization of Product Development Costs

Our product development expense includes costs related to the development, enhancement and maintenance of our courseware products, and the effect of product development cost capitalization and amortization. Research and development costs, relating principally to the design and development of new products, and the routine enhancement of existing products are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility, as defined by the accounting standards. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES, Continued

Capitalization of Product Development Costs, Continued

method over the estimated useful life of the product. During all periods presented, we used the straight-line method to amortize the capitalized costs, generally over three years.

The most significant judgments regarding capitalization of product development costs typically involve the determination of whether development efforts should be expensed or have reached technological feasibility and can be capitalized, and the recoverability of capitalized costs. We continually evaluate our capitalized costs to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Estimating net realizable value requires us to estimate future cash flows to be generated by the product and to use judgment in quantifying the amount, if any, to be written off. Actual cash flows and amounts realized from the courseware products could differ materially from those estimated. In addition, any future changes to our courseware product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated financial statements.

Deferred Income Tax Asset

We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of the deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize the extent to which the future tax benefits will be recognized.

At October 31, 2002 we had a net deferred tax asset of $3,349. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance, which could have a significant impact on our consolidated financial statements. We also have net operating loss carryforwards related to our foreign subsidiaries. We have provided a full valuation allowance related to these deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES, Continued

Goodwill and Identified Intangible Assets

We record our acquisitions in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. We allocate the cost of acquired companies to the tangible and identified intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over their estimated useful lives, while in-process research and development, if any, is recorded as a one-time charge at the acquisition date.

Most of the companies we acquire do not have significant tangible assets and, as a result, the majority of the purchase price is typically allocated to identified intangible assets or goodwill, which increases future amortization expense and the potential for impairment charges that we may incur. Accordingly, the allocation of the purchase price to intangible assets may have a significant impact on our future operating results. In addition, the allocation of the purchase price requires that we make significant assumptions and estimates, including estimates of future cash flows expected to be generated by the acquired assets. Should different conditions prevail, we may have to record impairment charges, which may have a significant impact on our consolidated financial statements.

ACQUISITIONS

We adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), as required, for all business combinations completed after June 30, 2001. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. All of our acquisitions, including those prior to the adoption of SFAS 141, were accounted for using the purchase method of accounting. The assets and liabilities acquired were recorded at their estimated fair values on the dates of acquisition. Operating results of the acquired companies were included in our consolidated financial statements from the dates of acquisition.

Additionally in 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and must be periodically reviewed for impairment. If such review indicates that the carrying amount of an intangible asset exceeds its fair value, an impairment loss would be recognized equal to that excess amount. There were no such impairments of goodwill and identified intangible assets during the periods presented.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

ACQUISITIONS, Continued

LearningElements, Inc.

In August 2002, we acquired LearningElements, Inc. (“LearningElements”), a privately-held development stage corporation and provider of a comprehensive K-3 reading curriculum, for $2,950 in cash and approximately 422,000 shares of our common stock valued at $2,811 for accounting purposes. The purchase price included acquired technology which will be amortized over seven years. This acquisition is expected to enhance our growing curriculum solution for elementary schools by providing a research-based early reading product line that meets new federal education guidelines. The effects of the acquisition were not material to our consolidated financial statements and the operating results of LearningElements following the date of acquisition were not significant.

NetSchools Corporation

In May 2002, we acquired NetSchools Corporation (“NetSchools”), a privately-held corporation and provider of Internet-based e-learning software and services solutions for the K-12 market. NetSchools offers a web-based curriculum and instructional management delivery platform that facilitates delivery of school curriculum aligned to local, state and national standards and facilitates online assessment, lesson planning and content delivery. This acquisition is expected to enhance our ability to provide enterprise-wide solutions that align classroom education across all standards and deliver compelling and effective content through the NetSchools instructional management platform.

We acquired all of the outstanding shares of NetSchools for $6,050 in cash, 799,998 shares of our common stock valued at $10,368 for accounting purposes, warrants to purchase 200,000 shares of our common stock (at $17.00 per share through May 9, 2007), assumed liabilities and transaction expenses and additional consideration of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill.

Total cash usage related to this acquisition in 2002 was approximately $12,000 which included $6,050 cash paid as part of the purchase price, $3,575 in direct acquisition fees and $2,366 of NetSchools bank debt repaid subsequent to the closing date of the acquisition. Direct acquisition fees consisted of $1,700 for investment banking, legal and professional fees, $1,125 for NetSchools change-in-control and management incentive payments, and $750 for lease termination costs.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

ACQUISITIONS, Continued

NetSchools Corporation, Continued

An independent appraisal firm assisted us with the valuation of identified intangible assets, consisting of a customer list, acquired technology and in-process research and development. The customer list and acquired technology are being amortized over five and seven years, respectively. At the date of acquisition, $360 of the purchase price was expensed for purchased in-process research and development related to a new version of NetSchools’ Orion product, which had not yet reached technological feasibility and had no alternative future use. The Orion product is an online tool for curriculum management and correlation to state education standards. The value assigned to this in-process research and development was determined by estimating the total costs required to develop the new product. At the acquisition date, the new Orion product was approximately 67% complete and it was completed in 2002 at a cost of approximately $760.

In connection with this acquisition, we developed plans for employee relocations and workforce and facility reductions. The aggregate estimated costs of these plans was $819 which consisted of $367 related to the elimination of 39 positions, $282 related to lease termination and $170 related to employee relocation. As of October 31, 2002, severance payments of $207 had been made related to the termination of 23 of these employees, and payments of $171 and $24 had been made related to lease termination and employee relocation, respectively. We expect to complete these activities within one year from the acquisition date. Until these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

TeachMaster Technologies, Inc.

In September 2001, we acquired TeachMaster Technologies, Inc. (“TeachMaster”), a privately-held corporation and research-based educational software development and consulting services company. TeachMaster specializes in the implementation of cross-platform standards-based educational solutions for K-12 school districts. The operations of TeachMaster following the date of acquisition were not significant to our consolidated financial statements.

We acquired TeachMaster for $1,550 in cash, approximately 24,000 shares of our common stock valued at $500 for accounting purposes, approximately $726 to retire certain of TeachMaster’s debts, and additional consideration not to exceed $750, contingent on TeachMaster achieving certain financial targets in fiscal years 2002 and 2003. These targets were not achieved in 2002. If earned, any additional consideration will be recorded as additional goodwill.

We performed the valuation of identified intangible assets, consisting of an employment agreement and acquired technology, and they are being amortized over their original lives of three and five years, respectively.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

ACQUISITIONS, Continued

Wasatch Interactive Learning Corporation

In April 2001, we acquired Wasatch Interactive Learning Corporation (“Wasatch”), a publicly-held corporation and provider of multimedia courseware for K-8 education. All of the outstanding securities of Wasatch were acquired in exchange for approximately 875,000 shares of our common stock valued at $11,996 for accounting purposes. In addition, we assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase our common stock. The operations of Wasatch following the date of acquisition were not significant to our consolidated financial statements.

In a separate transaction immediately prior to the closing date, we purchased Wasatch’s outstanding 7% convertible debenture from the holder for approximately $4,056 with funds borrowed under our revolving loan agreement. The 7% convertible debenture was redeemed for cash upon the closing of the acquisition.

An independent appraisal firm assisted us with the valuation of identified intangible assets, consisting of a customer list, acquired technology and the assembled workforce. With the adoption of SFAS 142 in 2002, the assembled workforce intangible asset, which was being amortized over three years, was reclassified to goodwill. The customer list and acquired technology will continue to be amortized over their original lives of three and five years, respectively.

CyberEd, Inc.

In July 2000, we acquired CyberEd, Inc. (“CyberEd”), a privately-held corporation and provider of multimedia science courseware for high schools, for approximately $4,400 in cash, net of cash acquired. The operations of CyberEd following the date of acquisition were not significant to our consolidated financial statements.

An independent appraisal firm assisted us with the valuation of identified intangible assets, consisting of a trademark, two non-compete agreements and the assembled workforce. With the adoption of SFAS 142 in 2002, the assembled workforce intangible asset, which was being amortized over three years, was reclassified to goodwill. The non-compete agreements, which were being amortized over two years, became fully amortized in 2002. The trademark will continue to be amortized over its original life of seven years.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	2002	2001	2000

Revenues
License fees	77.6%	82.5%	80.6%
Services	15.8	11.9	11.1
Other	6.6	5.6	8.3

Total revenues	100.0	100.0	100.0
Cost of revenues	12.8	9.9	11.6

Gross profit	87.2	90.1	88.4

Operating expenses:
Selling, general and administrative	69.9	63.1	60.6
Product development and customer support	16.9	12.4	11.3
Amortization of intangibles and goodwill	1.4	3.0	0.3
Purchased in-process research and development	0.5	—	—
Special charges	—	1.8	—

Total operating expenses	88.7	80.3	72.2

Operating profit (loss)	(1.5)	9.8	16.2
Interest income and expense and other expense, net	0.8	0.2	(2.1)

Earnings (loss) before income taxes	(0.7)	10.0	14.1
Income tax expense	0.8	5.0	5.5

Net earnings (loss)	(1.5)%	5.0%	8.6%

Revenues

Total Revenues. Total revenues increased 6.1% to $74,391 for 2002 from $70,107 for 2001. The increase was primarily due to the $3,421 increase in services revenues. Total revenues increased 24.9% to $70,107 for 2001 from $56,123 for 2000. The increase was primarily due to the $12,566 increase in license fees revenues and the $2,147 increase in services revenues.

License Fees. Revenues from license fees were $57,691 for 2002 and $57,807 for 2001. As a percentage of total revenues, license fees revenues were 77.6% for 2002, down from 82.5% for 2001. License fees revenues were essentially flat in 2002 compared to 2001 due to federal funding delays and economic uncertainties which significantly impacted the level of purchasing done by our customers. These conditions are expected to continue to impact our revenues into 2003.

Sales of our PLATO Web Learning Network (PWLN) product continue to grow. Our order intake for PWLN in 2002 was approximately $5,900 and we recognized $3,651 of ratable revenue. This compares to approximately $3,200 of order intake and $961 of recognized revenue in 2001. The acquisitions of TeachMaster and NetSchools contributed approximately $1,550 of license fees revenues in 2002.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Revenues, Continued

Revenues from license fees increased 27.8% to $57,807 for 2001 from $45,241 in 2000. As a percentage of total revenues, license fees revenues were 82.5% for 2001, up from 80.6% for 2000. This revenue growth was achieved primarily through increased sales volume to both new and existing customers as a result of increased acceptance of our products. We also expanded into the elementary market in 2001 with the Wasatch acquisition, which provided $4,334 of license fees revenues in 2001. During the fourth quarter of 2001, we experienced a downturn in revenues due to federal funding delays and market uncertainties as a result of the events of September 11, 2001.

Services. Revenues from services increased 40.9% to $11,780 for 2002 from $8,359 for 2001. As a percentage of total revenues, services revenues were 15.8% for 2002 up from 11.9% for 2001. This revenue increase resulted from increased services to correlate curriculum to standards and to aid in the professional development of teachers, demonstrating the strategic value of the TeachMaster and Netschools acquisitions, and from the continued growth in customer acceptance of our training and technical support services. We also continue to focus on selling services as an independent product. The acquisitions of TeachMaster and NetSchools contributed approximately $1,300 of services revenues for 2002.

Revenues from services increased 34.6% to $8,359 for 2001 from $6,212 for 2000. As a percentage of total revenues, services revenues were 11.9% for 2001 up from 11.1% for 2000. This revenue growth was achieved primarily through increased sales volume of our training and support services to both new and existing customers.

Other. Other revenues, including hardware and third-party courseware products, increased 24.8% to $4,920 for 2002 from $3,941 for 2001. As a percentage of total revenues, other revenues were 6.6% for 2002 and 5.6% for 2001. This increase in other revenues resulted primarily from commitments for hardware products assumed with the Netschools acquisition, which are not expected to be a focus for us in the future. Other revenues decreased 15.6% to $3,941 in 2001 from $4,670 for 2000. As a percentage of total revenues, other revenues were 5.6% for 2001 and 8.3% for 2000.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Cost of Revenues

Total cost of revenues increased 37.1% to $9,486 for 2002 from $6,920 for 2001. The increase was primarily due to the increases in services and other revenues, and costs associated with third party courseware product royalties and commitments for hardware products assumed with the NetSchools acquisition. Gross profit margin was 87.2% for 2002, down from 90.1% for 2001. This decrease in gross profit margin resulted primarily from a lower proportion of license fees revenues included in our product sales mix as well as the NetSchools hardware commitments mentioned earlier. We expect our gross profit margin in 2003 to be in the range of 88% to 90%; however our future gross profit margin will be dependent primarily on the product mix underlying our revenues.

Total cost of revenues increased 6.6% to $6,920 for 2001 from $6,494 for 2000. This increase was due mainly to the increase in license fees revenues. Gross profit margin increased to 90.1% for 2001, as compared to 88.4% for 2000, mainly due to the increased product mix of higher margin license fees revenues.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses increased 17.6% to $51,990 for 2002 from $44,226 for 2001. As a percentage of total revenues, selling, general and administrative expenses were 69.9% in 2002, up from 63.1% in 2001. The increased expenses resulted from a number of factors including increased headcount from our acquisitions in 2001 and 2002, increased marketing costs necessary to generate our planned revenue growth, and additions to our management team and infrastructure necessary to grow our business over the long-term. We continue to believe the benefits from this infrastructure investment will generate increased revenues in the future. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

Selling, general and administrative expenses increased 30.0% to $44,226 for 2001 from $34,019 for 2000. As a percentage of total revenues, selling, general and administrative expenses were 63.1% in 2001, up from 60.6% in 2000. Commissions increased due to increased revenues and a new compensation plan structure resulting in many top performing sales representatives reaching their bonus levels in 2001. In addition, the increase resulted from infrastructure expansion and marketing expenses associated with a large consumer sale.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Operating Expenses, Continued

Product Development and Customer Support. Product development and customer support expenses increased 45.0% to $12,599 for 2002 from $8,686 for 2001. As a percentage of total revenues, product development and customer support expenses were 16.9% for 2002, up from 12.4% for 2001. The increase reflects the spending needed to complete the next version of the NetSchools Orion product and our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs and related amortization are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

Capitalized development costs were $7,738 for 2002 compared to $5,030 for 2001. Amortization of previously capitalized development costs was $4,177 for 2002, up from $3,195 for 2001, as projects completed during prior periods are now being amortized to expense. We expect amortization to increase in 2003 as additional products are completed. Customer support expense increased approximately $700 in 2002 from 2001, as a result of our expanding customer base.

Product development and customer support expenses increased 37.0% to $8,686 for 2001 from $6,339 for 2000. As a percentage of total revenues, product development and customer support expenses were 12.4% for 2001, up from 11.3% for 2000. The increase was due primarily to increased spending associated with new reading products, enhanced math products, the PLATO Web Learning Network, the PLATO Simulated Test System and the PLATO Pathways Management System. In addition, customer support expense increased as a result of our expanding customer base.

Amortization of Intangibles and Goodwill. Expense for 2002 represented the amortization of identified intangible assets, other than goodwill, from our acquisitions. With the adoption of SFAS 142 in 2002, goodwill is no longer amortized to expense. See Note 8 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.

Purchased In-Process Research and Development. This charge in 2002 represented the write-off of in-process research and development related to the acquisition of NetSchools as discussed earlier under “Acquisitions” and in Note 4 to Consolidated Financial Statements.

Special Charges. The special charges in 2001 represented costs associated with the retirement of our founder and former chief executive officer and included non-cash amounts of $463 for the accelerated vesting of stock options.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS, Continued

Interest Income

Interest income was $851 for 2002 and $817 for 2001. In 2002, we had lower invested balances at lower interest rates as compared to 2001; however, those balances were invested for the full year. Invested balances decreased due to cash being used for acquisitions and stock repurchases. We completed a public stock offering in June 2001, which significantly increased our cash and cash equivalent balances in the second half of 2001 as compared to 2000.

Interest Expense

Interest expense was $131 for 2002 and $585 for 2001. This decrease is the result of lower fees associated with our new revolving loan agreement in 2002. Interest expense was $971 in 2000. The decrease in 2001 from 2000 was primarily the result of the decreased level of bank borrowings compared to 2000 and the conversion of the 10% subordinated convertible debentures in 2000.

Income Taxes

We recorded income tax expense of $600 for 2002, despite incurring a pretax loss of $(541). Our effective income tax rate for 2002 was (110.9)%, compared to the 50.0% effective rate for 2001. Income tax expense in 2002 resulted from the relatively small consolidated pretax loss and the fact that our U.S. operations were profitable while our foreign subsidiaries incurred losses. We cannot record an income tax benefit in these foreign jurisdictions due to the uncertainty of realizing these tax benefits in future years. Our 2003 effective tax rate is expected to be in the low to mid 40% range. However, as was the case in 2002, it will be highly dependent upon the taxable income in each of our taxable jurisdictions.

Our effective income tax rate was 39.0% for 2000. The effective rate increased in 2001 due primarily to the effect of non-deductible goodwill amortization in 2001 as compared to 2000.

FINANCIAL CONDITION

Liquidity and Capital Resources

At October 31, 2002, our principal sources of liquidity included cash and cash equivalents of $30,390, net accounts receivable of $33,034, and our unused line of credit. We had total installment receivables of $22,080 at October 31, 2002, of which $20,936 is to be billed within one year from the balance sheet date and is included in net accounts receivable.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

Working capital was $44,088 and $74,049 at October 31, 2002 and 2001, respectively. Cash and cash equivalents decreased $31,178 as cash was used for acquisitions, product development, capital expenditures and stock repurchases. Current deferred revenue increased $5,728 as a result of increased sales of our services and PWLN product. Current installment accounts receivable increased $4,849 from year end business.

Cash flows from operations were used principally to fund our working capital requirements. Net cash provided by operating activities was $4,768, $10,305 and $14,248 for 2002, 2001 and 2000, respectively. The decrease in operating cash flows in 2002 from 2001 was due primarily to the downturn in operating results and changes in accounts receivable, accounts payable and deferred revenue. The decrease in 2001 from 2000 was the result of changes in accounts receivable and deferred revenue.

Net cash used in our investing activities was $23,383, $12,906 and $8,416 for 2002, 2001 and 2000, respectively. Additional net cash used in 2002 from 2001 was due to the $12,370 used for our acquisitions of NetSchools and LearningElements, capital expenditures of $3,275, primarily related to the installation of a new enterprise resource planning system that was substantially completed in 2002, and our $7,738 investment in capitalized product development costs as we continue to develop new products. The additional net cash used in 2001 from 2000 was due to our acquisitions of Wasatch and TeachMaster and our increased investment in capitalized product development costs in 2001. Additionally we financed $85 and $1,076 of capital expenditures through capital leases in 2002 and 2001, respectively. At October 31, 2002, we had no material commitments for capital expenditures.

Net cash used in our financing activities was $12,670 for 2002, compared to net cash provided of $57,827 for 2001 and net cash used of $750 in 2000. In 2002, we repurchased 988,000 shares of our common stock for an aggregate cost of $11,340. A stock repurchase plan was approved by our Board of Directors in December 2001 and authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. In 2002, we also repaid $2,366 of bank debt assumed in the NetSchools acquisition and received approximately $1,300 from the exercise of stock options and warrants. In 2001, we completed a public stock offering resulting in net proceeds of approximately $55,000 and received approximately $3,300 from the exercise of stock options and warrants.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

FINANCIAL CONDITION, Continued

Liquidity and Capital Resources, Continued

We have resources available under our revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At October 31, 2002, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Debt Coverage and Maximum Annual Capital Expenditures covenants of our revolving loan agreement for the period ended October 31, 2002 and we received a waiver from our lender covering this noncompliance for such period.

From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future.

We maintain adequate cash balances and credit facilities to meet our anticipated working capital, capital expenditure and business investment requirements.

Disclosures about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist of future payments due under capital lease obligations and operating leases, and our line of credit.

	Payments Due by Period

		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Capital lease obligations	$892	$325	$502	$65	$—
Operating leases	7,499	2,372	2,194	1,272	1,661

Total	$8,391	$2,697	$2,696	$1,337	$1,661

	Commitment Expiration by Period

Other Commercial		Less than	1 to 3	4 to 5	After 5
Commitments	Total	1 year	Years	Years	Years

Line of credit	$12,500	$—	$12,500	$—	$—

PLATO Learning, Inc.
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

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon market indexes. At October 31, 2002, we did not have any outstanding borrowings under this revolving loan. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Approximately 6%, 8% and 9% of our total revenues were denominated in currencies other than the U.S. dollar for 2002, 2001 and 2000, respectively.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes SFAS 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003), and interim periods within those fiscal years. We do not believe that the initial adoption of SFAS 144 will have a material impact on our consolidated financial statements. The effects of any future impairment and disposal of long-lived assets, as provided by SFAS 144, on our consolidated financial statements are unknown.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as income in most circumstances. SFAS 145 is generally effective for transactions occurring after May 15, 2002. We do not believe that the initial adoption of SFAS 145 will have a material impact on our consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement requires that we recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for any exit plans initiated after December 31, 2002. We do not believe that the initial adoption of SFAS 146 will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We do not expect that the initial application of this interpretation will have a material impact on our consolidated financial statements.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

NEW ACCOUNTING PRONOUNCEMENTS, Continued

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure requirements are effective for fiscal years ending after December 15, 2002 (our fiscal year 2003). The interim disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 (our second quarter in 2003) with earlier application encouraged. We do not anticipate a voluntary change to the fair value method of accounting for stock-based compensation and will provide the required disclosures beginning with the second quarter of 2003.

\

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the captions “Interest Rate Risk” and “Foreign Currency Exchange Risk” in Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ John Murray
John Murray
President and Chief Executive Officer

/s/ Gregory J. Melsen
Gregory J. Melsen
Vice President Finance and Chief Financial Officer

Report of Independent Accountants

To the Stockholders and
Board of Directors of
PLATO Learning, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on November 1, 2001.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
December 27, 2002, except as to Note 17,
which is as of January 8, 2003

PLATO Learning, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended October 31,

	2002	2001	2000

Revenues:
License fees	$57,691	$57,807	$45,241
Services	11,780	8,359	6,212
Other	4,920	3,941	4,670

Total revenues	74,391	70,107	56,123

Cost of revenues:
License fees	4,150	1,969	871
Services	1,608	1,054	1,044
Other	3,728	3,897	4,579

Total cost of revenues	9,486	6,920	6,494

Gross profit	64,905	63,187	49,629

Operating expenses:
Selling, general and administrative	51,990	44,226	34,019
Product development and customer support	12,599	8,686	6,339
Amortization of intangibles	1,053	398	52
Purchased in-process research and development	360	—	—
Amortization of goodwill	—	1,714	92
Special charges	—	1,260	—

Total operating expenses	66,002	56,284	40,502

Operating profit (loss)	(1,097)	6,903	9,127
Interest income	851	817	12
Interest expense	(131)	(585)	(971)
Other expense, net	(164)	(125)	(230)

Earnings (loss) before income taxes	(541)	7,010	7,938
Income tax expense	600	3,505	3,096

Net earnings (loss)	(1,141)	3,505	4,842
Preferred stock accretion	—	—	(129)

Net earnings (loss) available to common stockholders	$(1,141)	$3,505	$4,713

Earnings (loss) per share:
Basic	$(0.07)	$0.26	$0.47

Diluted	$(0.07)	$0.24	$0.45

Weighted average common shares outstanding:
Basic	16,600	13,364	9,935

Diluted	16,600	14,383	10,521

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$30,390	$61,568
Accounts receivable, net	33,034	28,739
Prepaid expenses and other current assets	4,870	1,317
Deferred income taxes	3,338	2,468

Total current assets	71,632	94,092
Equipment and leasehold improvements, net	5,210	2,803
Product development costs, net	13,545	9,949
Deferred income taxes	11	2,832
Goodwill	38,331	16,152
Identified intangible assets, net	15,374	3,634
Other assets	1,552	2,449

Total assets	$145,655	$131,911

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term capital lease obligations	$325	$242
Accounts payable	888	2,216
Accrued employee salaries and benefits	6,979	4,539
Accrued liabilities	4,461	3,883
Deferred revenue	14,891	9,163

Total current liabilities	27,544	20,043
Long-term capital lease obligations	567	720
Deferred revenue	3,946	1,170
Other liabilities	15	79

Total liabilities	32,072	22,012

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 18,078 shares issued and 16,812 shares outstanding at October 31, 2002; 16,689 shares issued and 16,411 shares outstanding at October 31, 2001	168	164
Paid in capital	129,802	113,767
Treasury stock at cost, 1,266 and 278 shares, respectively	(16,244)	(4,914)
Retained earnings	645	1,786
Accumulated other comprehensive loss	(788)	(904)

Total stockholders’ equity	113,583	109,899

Total liabilities and stockholders’ equity	$145,655	$131,911

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended October 31,

	2002	2001	2000

Operating activities:
Net earnings (loss)	$(1,141)	$3,505	$4,842

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization	5,530	5,307	2,117
Depreciation	1,665	1,073	811
Provision for doubtful accounts	2,547	1,868	2,173
Deferred income taxes	600	3,505	3,096
Purchased in-process research and development	360	—	—
Stock-based compensation	55	576	109
Common stock received for employee payroll tax	—	(1,351)	—
Loss on disposal of equipment	137	29	102
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,753)	(8,447)	(3,798)
Prepaid expenses and other current and noncurrent assets	(2,598)	(1,742)	960
Accounts payable	(3,876)	530	173
Accrued liabilities, accrued employee salaries and benefits and other liabilities	556	1,416	1,989
Deferred revenue	6,686	4,036	1,674

Total adjustments	5,909	6,800	9,406

Net cash provided by operating activities	4,768	10,305	14,248

Investing activities:
Acquisitions, net of cash acquired	(12,370)	(6,742)	(4,387)
Capitalization of product development costs	(7,738)	(5,030)	(2,932)
Capital expenditures	(3,275)	(1,134)	(1,097)

Net cash used in investing activities	(23,383)	(12,906)	(8,416)

Financing activities:
Repurchase of common stock	(11,340)	—	—
Repayments of bank debt	(2,366)	(41)	(4,587)
Net proceeds from issuance of common stock	1,331	58,139	5,337
Repayments of capital lease obligations	(295)	(271)	—

Net cash provided by (used in) financing activities	(12,670)	57,827	750

Effect of foreign currency on cash	107	(73)	(230)

Net increase (decrease) in cash and cash equivalents	(31,178)	55,153	6,352
Cash and cash equivalents at beginning of year	61,568	6,415	63

Cash and cash equivalents at end of year	$30,390	$61,568	$6,415

Supplemental cash flow information:
Cash paid for interest	$153	$363	$908
Cash paid for income taxes	147	472	100
Liabilities assumed in acquisitions	9,281	863	230
Assets acquired in acquisitions	2,614	927	1,300
Noncash investing and financing activities:
Common stock and warrants issued for acquisitions	14,152	12,526	—
Capital lease obligations incurred	85	1,076	—
Stock option exercises using common stock	—	2,354	—
Debt converted to common stock	—	600	2,450
Preferred stock converted to common stock	—	—	3,934
Accretion of preferred stock	—	—	129

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

	Common Stock

					Retained	Accumulated
					Earnings	Other	Total
			Paid in	Treasury	(Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Stock	Deficit)	Loss	Equity

Balances, November 1, 1999	8,584	$86	$23,817	$(1,186)	$(6,561)	$(580)	$15,576
Comprehensive income:
Net earnings	—	—	—	—	4,842	—	4,842
Foreign currency translation adjustments	—	—	—	—	—	(255)	(255)

Total comprehensive income							4,587

Common stock issued	474	5	4,766	—	—	—	4,771
Debenture conversions	363	4	2,446	—	—	—	2,450
Preferred stock conversions	1,415	14	3,920	—	—	—	3,934
Exercise of stock options, warrants and shares issued under employee stock purchase plan	148	1	569	—	—	—	570
Restricted stock	(16)	—	109	—	—	—	109
Preferred stock accretion	—	—	(129)	—	—	—	(129)
Repurchase of shares	(1)	—	—	(23)	—	—	(23)

Balances, October 31, 2000	10,967	110	35,498	(1,209)	(1,719)	(835)	31,845
Comprehensive income:
Net earnings	—	—	—	—	3,505	—	3,505
Foreign currency translation adjustments	—	—	—	—	—	(69)	(69)

Total comprehensive income							3,436

Common stock issued	3,691	36	54,773	—	—	—	54,809
Debenture conversions	88	—	600	—	—	—	600
Exercise of stock options, warrants and shares issued under employee stock purchase plan	928	9	5,675	—	—	—	5,684
Restricted stock	(7)	—	87	—	—	—	87
Common stock and warrants issued for acquisitions	899	9	12,517	—	—	—	12,526
Accelerated vesting of stock options	—	—	489	—	—	—	489
Income tax benefit of stock options exercised	—	—	4,128	—	—	—	4,128
Common stock surrendered in conjunction with exercise of stock options	(155)	—	—	(3,705)	—	—	(3,705)

Balances, October 31, 2001	16,411	164	113,767	(4,914)	1,786	(904)	109,899
Comprehensive loss:
Net loss	—	—	—	—	(1,141)	—	(1,141)
Foreign currency translation adjustments	—	—	—	—	—	116	116

Total comprehensive loss							(1,025)

Common stock repurchased	(988)	(10)	—	(11,330)	—	—	(11,340)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	170	2	1,325	—	—	—	1,327
Restricted stock	(3)	—	55	—	—	—	55
Common stock and warrants							—
issued for acquisitions	1,222	12	14,140	—	—	—	14,152
Income tax benefit of stock options exercised	—	—	515	—	—	—	515

Balances, October 31, 2002	16,812	$168	$129,802	$(16,244)	$645	$(788)	$113,583

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

1. Business

We enhance the learning process by providing computer-based and e-learning instruction software and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO™ Learning System and PLATO™ Web Learning Network provide more than 4,000 hours of objective-based, problem-solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services to K-12 schools, colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

We are subject to risks and uncertainties including, but not limited to, dependence on information technology spending by our customers, well-established competitors, customers dependent on government funding, fluctuations of our quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on our intellectual property rights, rapid technological change and our ability to integrate acquisitions.

2. Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2002, 2001 and 2000 relate to the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

Consolidation

The accompanying consolidated financial statements include the accounts of PLATO Learning, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts in the financial statements and the related notes. Actual results could differ from those estimates.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Any such investments are carried at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We perform evaluations of our customers’ credit worthiness and generally require no collateral from our customers. Although many of our customers are dependent upon various government funding sources, and are subject to appropriation of funds, we do not believe there is a significant concentration of risk associated with any specific governmental program or funding source.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation. The straight-line method of depreciation is used over the estimated useful lives of the assets. This is generally three to five years for equipment and the lease term for leasehold improvements. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in our results of operations. Maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets

Effective November 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized to expense and must be periodically reviewed for impairment. If such review indicates that the carrying amount of an intangible asset exceeds its fair value, an impairment loss would be recognized equal to that excess amount. There were no such impairments of goodwill and intangible assets during the periods presented.

Long-Lived Assets

We review identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, Continued

Long-Lived Assets, Continued

circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset. There were no such impairments of long-lived assets during the periods presented.

Financial Instruments

The carrying value of our cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these financial instruments. The fair value of our debt is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to us for borrowings with similar terms.

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

Revenue from the sale of courseware licenses and computer hardware is recognized upon meeting the following criteria: (i) a written customer order is executed, (ii) courseware and hardware are delivered, (iii) the license fee is fixed or determinable and (iv) collectibility of the proceeds is probable. For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence of the relative fair value of each deliverable. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. Upon delivery, future service costs, if any, are accrued. Future service costs represent our problem resolution and support “hotline” services for a one-year period. Revenue from our subscription-based products, primarily the PLATO Web Learning Network, is deferred and recognized ratably over the contract period. Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents the portion of billings made, payments received or customer commitments for billings not yet made in advance of services being performed or products being delivered.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs, which are expensed as incurred, were $2,018, $2,065 and $1,781 for 2002, 2001 and 2000, respectively.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, Continued

Product Development, Enhancement and Maintenance Costs

Costs incurred in the development, enhancement and routine maintenance of our current generation courseware products are expensed as incurred. Costs incurred in establishing the technological feasibility of new courseware products are expensed as incurred. Once technological feasibility has been established, costs incurred in the development of new courseware products are capitalized. Technological feasibility is established when we have completed all planning, designing, coding and testing activities necessary to establish that a product can be produced to meet its design specifications.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for stock options and awards under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The intrinsic value method recognizes compensation expense equal to the excess, if any, of our stock’s fair market value on the grant date over the exercise price. SFAS 123 requires pro forma disclosure of net earnings (loss) and earnings (loss) per share as if the fair value method of SFAS 123 had been applied. The Black-Scholes stock option pricing model was used to estimate the fair value of options granted for the pro forma disclosure.

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, Continued

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares include options, warrants and convertible securities.

Foreign Currency Translation

Results of operations for our foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of comprehensive income (loss) in our consolidated financial statements.

Comprehensive Income (Loss)

The components of our comprehensive income (loss) include net earnings (loss) and foreign currency translation adjustments. Comprehensive income (loss) for all periods presented is included in our consolidated statements of stockholders’ equity and comprehensive income (loss).

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes SFAS 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003), and interim periods within those fiscal years. We do not believe that the initial adoption of SFAS 144 will have a material impact on our consolidated financial statements. The effects of any future impairment and disposal of long-lived assets, as provided by SFAS 144, on our consolidated financial statements are unknown.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as income in most circumstances. SFAS 145 is generally effective for transactions occurring after May 15, 2002. We do not believe that the initial adoption of SFAS 145 will have a material impact on our consolidated financial statements.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement requires that we recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for any exit plans initiated after December 31, 2002. We do not believe that the initial adoption of SFAS 146 will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We do not expect that the initial application of this interpretation will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure requirements are effective for fiscal years ending after December 15, 2002 (our fiscal year 2003). The interim disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 (our second quarter in 2003) with earlier application encouraged. We do not anticipate a voluntary change to the fair value method of accounting for stock-based compensation and will provide the required disclosures beginning with the second quarter of 2003.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

3. Restatement of Financial Information Related to Deferred Income Taxes

We have restated our consolidated financial statements as a result of a miscalculation of our accumulated net operating loss carryforward beginning with the fourth quarter of our fiscal year ended October 31, 1999. The restatement reduces the income tax benefit recognized in the fourth quarter of fiscal year 1999 from $10 million to $6 million and reduces our net deferred income tax asset by $4 million at each balance sheet date as of and subsequent to October 31, 1999.

The effect of the restatement on our consolidated balance sheet at October 31, 2001 was as follows:

	Deferred
	Income	Retained
	Taxes	Earnings

Balance, previously reported	$6,832	$5,786
Adjustment to deferred income taxes	(4,000)	(4,000)

Balance, restated	$2,832	$1,786

The restatement had no impact on our previously reported net earnings or earnings per share for 2001 and 2000.

4. Acquisitions

We adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), as required, for all business combinations completed after June 30, 2001. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. All of our acquisitions, including those prior to the adoption of SFAS 141, were accounted for using the purchase method of accounting. The assets and liabilities acquired were recorded at their estimated fair values on the dates of acquisition. Operating results of the acquired companies were included in our consolidated financial statements from the dates of acquisition. Goodwill and identified intangible assets are subject to the provisions of SFAS 142. Goodwill is no longer amortized and will be tested periodically for impairment. Identified intangible assets are amortized over their estimated lives. See Note 8 for additional information regarding goodwill and identified intangible assets.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4. Acquisitions, Continued

LearningElements, Inc.

In August 2002, we acquired LearningElements, Inc. (“LearningElements”), a privately-held development stage corporation and provider of a comprehensive K-3 reading curriculum, for $2,950 in cash and approximately 422,000 shares of our common stock valued at $2,811 for accounting purposes. The purchase price included acquired technology which will be amortized over seven years. This acquisition is expected to enhance our growing curriculum solution for elementary schools by providing a research-based early reading product line that meets new federal education guidelines. The effects of the acquisition were not material to our consolidated financial statements in 2002 and the operating results of LearningElements following the date of acquisition were not significant.

NetSchools Corporation

In May 2002, we acquired NetSchools Corporation (“NetSchools”), a privately-held corporation and provider of Internet-based e-learning software and services solutions for the K-12 market. NetSchools offers a web-based curriculum and instructional management delivery platform that facilitates delivery of school curriculum aligned to local, state and national standards and facilitates online assessment, lesson planning and content delivery. This acquisition is expected to enhance our ability to provide enterprise-wide solutions that align classroom education across all standards and deliver compelling and effective content through the NetSchools instructional management platform.

We acquired all of the outstanding shares of NetSchools for $6,050 in cash, 799,998 shares of our common stock valued at $10,368 for accounting purposes, warrants to purchase 200,000 shares of our common stock (at $17.00 per share through May 9, 2007), assumed liabilities and transaction expenses and additional consideration of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill.

Total cash usage related to this acquisition in 2002 was approximately $12,000 which included $6,050 cash paid as part of the purchase price, $3,575 in direct acquisition fees and $2,366 of NetSchools bank debt repaid subsequent to the closing date of the acquisition. Direct acquisition fees consisted of $1,700 for investment banking, legal and professional fees, $1,125 for NetSchools change-in-control and management incentive payments, and $750 for lease termination costs.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4. Acquisitions, Continued

NetSchools Corporation, Continued

The purchase price consisted of the following components:

Common stock issued	$10,368
Cash paid	6,050
Direct acquisition fees	3,575
Liabilities assumed	9,210
Common stock warrants issued	969

$30,172

The allocation of the total purchase price, including acquisition fees, was as follows:

Estimated fair value of tangible assets acquired	$2,480
Estimated fair value of identified intangible assets	5,200
Goodwill	22,132
Purchased in-process research and development	360

$30,172

An independent appraisal firm assisted us with the valuation of identified intangible assets, consisting of a customer list, acquired technology and in-process research and development. The customer list and acquired technology are being amortized over five and seven years, respectively. At the date of acquisition, $360 of the purchase price was expensed for purchased in-process research and development related to a new version of NetSchools’ Orion product, which had not yet reached technological feasibility and had no alternative future use. The Orion product is an online tool for curriculum management and correlation to state education standards. The value assigned to this in-process research and development was determined by estimating the total costs required to develop the new product. At the acquisition date, the new Orion product was approximately 67% complete and it was completed in 2002 at a cost of approximately $760.

In connection with this acquisition, we developed plans for employee relocations and workforce and facility reductions. The aggregate estimated costs of these plans was $819 which consisted of $367 related to the elimination of 39 positions, $282 related to lease termination and $170 related to employee relocation. As of October 31, 2002, severance payments of $207 had been made related to the termination of 23 of these employees, and payments of $171 and $24 had been made related to lease termination and employee relocation, respectively. We expect to complete these activities within one year from the acquisition date. Until these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4. Acquisitions, Continued

TeachMaster Technologies, Inc.

In September 2001, we acquired TeachMaster Technologies, Inc. (“TeachMaster”), a privately-held corporation and research-based educational software development and consulting services company. TeachMaster specializes in the implementation of cross-platform standards-based educational solutions for K-12 school districts. The operations of TeachMaster following the date of acquisition were not significant to our consolidated financial statements.

We acquired TeachMaster for $1,550 in cash, approximately 24,000 shares of our common stock valued at $500 for accounting purposes, approximately $726 to retire certain of TeachMaster’s debts, and additional consideration not to exceed $750, contingent on TeachMaster achieving certain financial targets in fiscal years 2002 and 2003. These targets were not achieved in 2002. If earned, any additional consideration will be recorded as additional goodwill.

The purchase price consisted of the following components:

Cash paid	$1,550
Common stock issued	500
Debt paid	726
Direct acquisition fees	100
Liabilities assumed	234

$3,110

The allocation of the total purchase price was as follows:

Estimated fair value of tangible assets acquired	$304
Estimated fair value of identified intangible assets	965
Goodwill	2,208
Deferred tax liabilities	(367)

$3,110

We performed the valuation of identified intangible assets, consisting of an employment agreement and acquired technology. The employment agreement and acquired technology are being amortized over their original lives of three and five years, respectively.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4. Acquisitions, Continued

Wasatch Interactive Learning Corporation

In April 2001, we acquired Wasatch Interactive Learning Corporation (“Wasatch”), a publicly-held corporation and provider of multimedia courseware for K-8 education. All of the outstanding securities of Wasatch were acquired in exchange for approximately 875,000 shares of our common stock valued at $11,996 for accounting purposes. In addition, we assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase our common stock (see Note 11). The operations of Wasatch following the date of acquisition were not significant to our consolidated financial statements.

In a separate transaction immediately prior to the closing date, we purchased Wasatch’s outstanding 7% convertible debenture from the holder for approximately $4,056 with funds borrowed under our revolving loan agreement. The 7% convertible debenture was redeemed for cash upon the closing of the acquisition.

The purchase price consisted of the following components:

Common stock issued	$11,996
Debenture purchase	4,056
Direct acquisition fees	616
Liabilities assumed	629
Common stock warrants assumed	30

$17,327

The allocation of the total purchase price was as follows:

Estimated fair value of tangible assets acquired	$595
Estimated fair value of identified intangible assets	2,200
Goodwill	12,290
Deferred tax asset	3,100
Deferred tax liabilities	(858)

$17,327

An independent appraisal firm assisted us with the valuation of identified intangible assets, consisting of a customer list, acquired technology and the assembled workforce. With the adoption of SFAS 142 in 2002, the assembled workforce intangible asset, which was being amortized over three years, was reclassified to goodwill. The customer list and acquired technology will continue to be amortized over their original lives of three and five years, respectively.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4. Acquisitions, Continued

CyberEd, Inc.

In July 2000, we acquired CyberEd, Inc. (“CyberEd”), a privately-held corporation and provider of multimedia science courseware for high schools, for approximately $4,400 in cash, net of cash acquired. The operations of CyberEd following the date of acquisition were not significant to our consolidated financial statements.

The purchase price consisted of the following components:

Cash paid	$4,952
Direct acquisition costs	120
Liabilities assumed	230

$5,302

The allocation of the total purchase price was as follows:

Estimated fair value of tangible assets acquired	$1,300
Estimated fair value of identified intangible assets	1,530
Goodwill	3,053
Deferred tax liabilities	(581)

$5,302

An independent appraisal firm assisted us with the valuation of identified intangible assets, consisting of a trademark, two non-compete agreements and the assembled workforce. With the adoption of SFAS 142 in 2002, the assembled workforce intangible asset, which was being amortized over three years, was reclassified to goodwill. The non-compete agreements, which were being amortized over two years, became fully amortized in 2002. The trademark will continue to be amortized over its original life of seven years.

Unaudited Pro Forma Data

The operating results of Learning Elements, NetSchools, TeachMaster, Wasatch and CyberEd were included in our consolidated statements of operations from the dates of acquisition. Pro forma financial disclosures are not presented for LearningElements, TeachMaster and CyberEd, as the effects of these acquisitions were not material.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4. Acquisitions, Continued

Unaudited Pro Forma Data, Continued

Our unaudited pro forma consolidated results of operations, as if the NetSchools and Wasatch acquisitions had occurred at the beginning of the years presented, were as follows:

	2002	2001

	(Unaudited)	(Unaudited)
Revenues	$79,828	$82,882
Net loss	(5,431)	(10,042)
Basic and diluted loss per share	(0.32)	(0.68)

The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the years presented or the results which may occur in the future.

5. Accounts Receivable

The components of accounts receivable at October 31 were as follows:

	2002	2001

Trade accounts receivable	$14,865	$15,197
Installment accounts receivable	20,936	16,087
Allowance for doubtful accounts	(2,767)	(2,545)

	$33,034	$28,739

Installment receivables to be billed beyond one year from the balance sheet date were $1,144 and $2,021 at October 31, 2002 and 2001, respectively, and are included in other assets on the consolidated balance sheets.

The provision for doubtful accounts, included in selling, general and administrative expense on the consolidated statements of operations, was $2,547, $1,868 and $2,173 for 2002, 2001 and 2000, respectively.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

6. Equipment and Leasehold Improvements

The components of equipment and leasehold improvements at October 31 were as follows:

	2002	2001

Equipment and leasehold improvements	$10,647	$6,632
Accumulated depreciation	(5,437)	(3,829)

	$5,210	$2,803

Depreciation expense was $1,665, $1,073 and $811 for 2002, 2001 and 2000, respectively.

7. Product Development Costs

The components of product development costs at October 31 were as follows:

	2002	2001

Capitalized product development costs	$19,628	$22,043
Accumulated amortization	(6,083)	(12,094)

	$13,545	$9,949

Amortization expense related to capitalized product development costs was $4,177, $3,195 and $1,973 for 2002, 2001 and 2000, respectively.

8. Goodwill and Identified Intangible Assets

Goodwill

The carrying value of our goodwill was $38,331 at October 31, 2002 and $16,152 at November 1, 2001. As required by SFAS 142, we completed the transitional impairment test of goodwill as of November 1, 2001 and the carrying value of goodwill was not impaired. Additionally, we completed the periodic impairment test of goodwill as of October 31, 2002, and goodwill was not impaired.

With the adoption of SFAS 142, goodwill was not amortized in 2002. In 2001 and 2000, $1,715 and $92 of goodwill amortization expense was recorded, respectively. The impact of SFAS 142 on net earnings and the related per share amounts, as if it had been in effect for 2001 and 2000, was as follows:

	2001			2000

		Per Share			Per Share

		Basic	Diluted		Basic	Diluted

Reported net earnings	$3,505	$0.26	$0.24	$4,842	$0.47	$0.45
Goodwill amortization (net of tax)	857	0.07	0.06	56	0.01	—

Adjusted net earnings	$4,362	$0.33	$0.30	$4,898	$0.48	$0.45

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

8. Goodwill and Identified Intangible Assets, Continued

Identified Intangible Assets

Identified intangible assets subject to amortization at October 31 were as follows:

	2002			2001

		Accum-			Accum-
	Gross	ulated	Net	Gross	ulated	Net
	Carrying	Amort-	Carrying	Carrying	Amort-	Carrying
	Value	ization	Value	Value	ization	Value

Acquired technology	$14,145	$(936)	$13,209	$1,452	$(161)	$1,291
Trademark	1,380	(444)	936	1,380	(247)	1,133
Customer lists	1,300	(339)	961	900	(126)	774
Employment agreement	413	(145)	268	413	(11)	402
Noncompete agreements	90	(90)	—	90	(56)	34

	$17,328	$(1,954)	$15,374	$4,235	$(601)	$3,634

Amortization expense for identified intangible assets was $1,353, $573 and $52 for 2002, 2001 and 2000, respectively, of which $300, $175 and $0 was included in product development and customer support expense for each period.

The estimated future annual amortization expense for identified intangible assets is as follows:

2003	$2,044
2004	2,222
2005	2,325
2006	2,298
2007	2,276
Thereafter	4,209

$15,374

9. Debt

Revolving Loan

We closed a revolving loan agreement with Wells Fargo Bank, N.A. on December 20, 2001 that provides for a maximum $12,500 line of credit through July 1, 2003. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at October 31, 2002.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

9. Debt, Continued

Revolving Loan, Continued

Borrowings are limited by the available borrowing base, as defined, consisting of certain accounts receivable and bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (LIBOR) plus 1.75 to 2.75%, depending on cash flow leverage, as defined, at our option pursuant to the agreement. At October 31, 2002, the prime rate was 4.75% and the LIBOR rate was 1.71625%. A commitment fee is payable quarterly based on the unused portion of the line of credit.

The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Debt Service Coverage and Maximum Annual Capital Expenditures covenants for the period ended October 31, 2002 and we received a waiver from our lender covering this noncompliance for such period.

Capital Lease Obligations

At October 31, 2002, we were obligated under various capital leases for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

Scheduled maturities of capital lease obligations are as follows:

2003	$325
2004	282
2005	220
2006	65

$892

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

10. Commitments and Contingencies

We lease our various office facilities. Certain of these operating leases contain renewal options, escalation clauses and requirements that we pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable operating leases are as follows:

2003	$2,372
2004	1,359
2005	835
2006	647
2007	625
Thereafter	1,661

$7,499

Rent expense was $2,139, $1,432 and $1,393 for 2002, 2001 and 2000, respectively.

We are not a party to any litigation that is expected to have a material adverse effect on our business or our consolidated financial statements.

11. Stockholders’ Equity

Common Stock Issued

In 2002, we issued approximately 1,222,000 shares of our common stock in connection with the acquisitions of LearningElements and NetSchools (see Note 4).

In 2001, we issued approximately 899,000 shares of our common stock in connection with the acquisitions of TeachMaster and Wasatch (see Note 4).

In June 2001, we completed a public stock offering, selling 3,680,000 shares of common stock at a price of $15.75 per share. Net proceeds were approximately $55,000 after payment of underwriting discounts, commissions and offering costs.

In January 2001, we issued approximately 11,000 shares of our common stock pursuant to the adjustment warrants issued in connection with the private placement of common stock in July 2000.

In November 2000, the remaining $600 of 10% subordinated convertible debentures were converted by the holders into approximately 88,000 shares of our common stock.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

11. Stockholders’ Equity, Continued

Common Stock Issued, Continued

In July 2000, we issued approximately 474,000 shares of common stock at $10.53 per share in a $5,000 private placement with institutional investors. We received net proceeds of approximately $4,800 which were used for the acquisition of CyberEd (see Note 4).

Common Stock Repurchased

In 2002, we repurchased approximately 988,000 shares of our common stock for an aggregate cost of $11,340. These shares are presented as treasury stock in the consolidated balance sheet.

Stock Incentive and Stock Option Plans

We have adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights and stock awards to directors, officers and key employees, subject to certain conditions, including continued employment. Under these plans, approximately 1,393,000 shares are reserved for future grants.

Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant, and accordingly, no compensation expense has been recognized in the consolidated financial statements. Options granted to our outside directors are exercisable immediately. All other options granted become exercisable ratably over three years. All options granted expire ten years from the grant date.

Stock option transactions under these plans were as follows:

	2002	2001	2000

Options outstanding at beginning of year	2,144,757	1,965,464	1,763,600
Options granted	694,427	1,123,669	396,800
Options exercised	(171,554)	(887,652)	(120,552)
Options forfeited	(422,603)	(56,724)	(74,384)

Options outstanding at end of year	2,245,027	2,144,757	1,965,464

Options exercisable at end of year	1,160,402	855,599	1,295,777

Weighted average exercise prices:
Outstanding at beginning of year	$11.42	$6.94	$6.04
Granted	11.92	15.07	10.07
Exercised	7.10	6.14	4.36
Forfeited	13.54	10.97	6.47
Outstanding at end of year	11.46	11.42	6.94
Exercisable at end of year	10.13	7.72	6.44

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

11. Stockholders’ Equity, Continued

Stock Incentive and Stock Option Plans, Continued

Stock options outstanding and exercisable at October 31, 2002 were as follows:

		Weighted-
		Average
		Remaining	Weighted-		Weighted
Range of		Years	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$3.28 - $6.23	463,212	5.9	$4.94	440,533	$5.00
$6.66 - $10.50	527,736	8.5	7.69	179,430	7.62
$13.13 - $14.20	588,366	8.0	13.69	289,098	13.55
$15.65 - $23.62	665,713	9.0	17.00	251,341	16.99

	2,245,027	8.0	$11.46	1,160,402	$10.13

Had compensation expense been recognized based on the fair value of options granted, consistent with the provisions of SFAS 123, our net earnings (loss) and diluted earnings (loss) per share would have been as follows:

	2002			2001			2000

		Per Share			Per Share			Per Share

		Basic	Diluted		Basic	Diluted		Basic	Diluted

Reported net earnings (loss)	$(1,141)	$(0.07)	$(0.07)	$3,505	$0.26	$0.24	$4,842	$0.47	$0.45
Compensation expense (net of tax)	(4,371)	(0.26)	(0.26)	(3,282)	(0.24)	(0.22)	(1,054)	(0.10)	(0.10)

Adjusted net earnings (loss)	$(5,512)	$(0.33)	$(0.33)	$223	$0.02	$0.02	$3,788	$0.37	$0.35

The weighted-average fair value of options granted and assumptions used in the Black-Scholes stock option pricing model were as follows:

	2002	2001	2000

Fair value of options granted	$7.26	$12.30	$6.15
Expected life (years)	5	5	5
Risk-free rate of return	4.1%	4.8%	6.2%
Volatility	70.0%	75.0%	67.0%
Dividend yield	0.0%	0.0%	0.0%

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

11. Stockholders’ Equity, Continued

Common Stock Warrants

In 2002, as part of the NetSchools acquisition (see Note 4), we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $17.00 per share. A value of $969, calculated using the Black-Scholes pricing model, was assigned to these warrants. At October 31, 2002, all of these warrants were outstanding and they expire in May 2007.

In 2001, as part of the Wasatch acquisition (see Note 4), we assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase approximately 309,000 shares of our common stock, at exercise prices ranging from $56.15 to $296.09 per share. In 2002, approximately 145,000 of these warrants expired. At October 31, 2002, the remaining warrants were outstanding and they expire in 2003 and 2004.

In 2000, as part of the private placement of our common stock, we issued (a) warrants to purchase approximately 119,000 shares of our common stock at $12.54 per share and (b) adjustment warrants for the automatic issuance, if at all, of shares of our common stock for $0.01 per share over the eleven months subsequent to the issue date. At October 31, 2002, approximately 71,000 warrants were outstanding and they expire in 2003.

We previously issued convertible redeemable preferred stock and subordinated convertible debentures. As part of these transactions, we issued warrants to purchase our common stock. In 2002, the remaining warrants related to the debentures were exercised. At October 31, 2002, approximately 162,000 warrants with an exercise price of $7.13 per share were outstanding related to the preferred stock and they expire in 2004.

Stock-Based Compensation

Selling, general and administrative expense for 2001 included non-cash charges of $489 for the accelerated vesting of stock options related to our management succession plans.

We previously granted restricted stock awards to certain key employees for the purchase price of $1.00 per share. The restrictions on these shares of our common stock lapsed over a five-year period that ended in September 2002, at which time they may be sold or transferred. Selling, general and administrative expense included compensation expense related to these shares of $55, $87 and $120 in 2002, 2001 and 2000, respectively.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

12. Special Charges

The consolidated statement of operations for 2001 included a special charge of $1,260. This charge represented costs associated with the November 2000 retirement of our founder and former chief executive officer, and included non-cash amounts of $463 for the accelerated vesting of stock options.

13. Income Taxes

The components of earnings (loss) before income taxes were as follows:

	2002	2001	2000

United States	$1,302	$6,811	$7,710
Foreign	(1,843)	199	228

	$(541)	$7,010	$7,938

The components of income tax expense were as follows:

	2002	2001	2000

Federal	$250	$3,007	$2,798
Foreign	$—	120	—
State and local	350	378	298

	$600	$3,505	$3,096

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows:

	2002	2001	2000

U.S. federal statutory rate at 34%	$(184)	$2,383	$2,699
State taxes, net of U.S. federal income tax	228	272	197
Nondeductible expenses	80	624	141
No benefit from foreign loss	627	—	—
Increase in effective rate	(106)	—	—
Other	(45)	226	59

	$600	$3,505	$3,096

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

13. Income Taxes, Continued

The components of the deferred tax asset at October 31 were as follows:

	2002	2001

Current:
Revenue recognition	$—	$(2,622)
Accrued liabilities and reserves	1,458	1,471
Net operating loss carryforward	1,880	3,619

Total current deferred tax asset	3,338	2,468

Long-term:
Net operating loss carryforward	7,368	7,613
Tax credit carryforwards	574	541
Product development expense recognition	(2,787)	(1,993)
Equipment basis difference	332	149
Identified intangible asset basis difference	(3,406)	(1,534)
Other	427	—
Valuation allowance	(2,497)	(1,944)

Total long-term deferred tax asset	11	2,832

	$3,349	$5,300

At October 31, 2002, we had a federal net operating loss carryforward of approximately $18,000 and a foreign net operating loss carryforward of approximately $2,500. The foreign net operating loss carryforward is subject to uncertainty regarding utilization and, therefore, has a full valuation allowance placed on it. These net operating loss carryforwards expire between 2004 and 2022. See Note 3 for information regarding the restatement of financial information related to deferred income taxes.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

14. Earnings (Loss) Per Share

	2002	2001	2000

Net earnings (loss) available to common stockholders	$(1,141)	$3,505	$4,713

Basic:
Weighted average common shares outstanding	16,600,000	13,364,000	9,935,000

Basic earnings (loss) per share	$(0.07)	$0.26	$0.47

Diluted:
Weighted average common shares outstanding	16,600,000	13,364,000	9,935,000
Potential common shares:
Stock options and warrants	—	1,019,000	586,000

Weighted average common and potential common shares outstanding for diluted earnings per share	16,600,000	14,383,000	10,521,000

Diluted earnings (loss) per share	$(0.07)	$0.24	$0.45

In 2002, approximately 461,000 potential common shares from options and warrants were antidilutive and excluded from the calculation of diluted loss per share. In 2000, approximately 603,000 potential common shares from the convertible redeemable preferred stock and the convertible debentures were antidilutive and excluded from the calculation of diluted earnings per share.

15. Segment and Geographic Information

We operate in one industry segment which is educational software. Information about our geographic operations is as follows:

	2002	2001	2000

Revenues from unaffiliated customers:
United States	$69,637	$64,658	$51,237
Canada	565	464	622
United Kingdom	4,189	4,985	4,264

	$74,391	$70,107	$56,123

Operating profit (loss):
United States	$752	$6,713	$8,897
Canada	(527)	(149)	(17)
United Kingdom	(1,322)	339	247

	$(1,097)	$6,903	$9,127

Total assets (at October 31):
United States	$141,335	$126,602	$44,065
Canada	382	589	665
United Kingdom	3,938	4,720	1,860

	$145,655	$131,911	$46,590

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

16. Selected Quarterly Financial Data (Unaudited)

	Jan 31	Apr 30	Jul 31	Oct 31	Total

2002:
Revenues	$14,047	$17,212	$19,606	$23,526	$74,391
Gross profit	11,992	15,144	17,317	20,452	64,905
Net earnings (loss)	(1,357)	297	(200)	119	(1,141)
Basic earnings (loss) per share	(0.08)	0.02	(0.01)	0.01	(0.07)
Diluted earnings (loss) per share	(0.08)	0.02	(0.01)	0.01	(0.07)
2001:
Revenues	$9,754	$15,364	$22,803	$22,186	$70,107
Gross profit	8,275	13,895	21,136	19,881	63,187
Net earnings (loss)	(2,351)	825	3,573	1,458	3,505
Basic earnings (loss) per share	(0.21)	0.07	0.24	0.09	0.26
Diluted earnings (loss) per share	(0.21)	0.07	0.22	0.08	0.24

17. Subsequent Events

In January 2003, we amended our revolving loan agreement to extend the term through July 1, 2004. See Note 9 for additional information on our revolving loan agreement.

In December 2002, we reduced the size of our workforce by approximately 60 positions, or about 10%, which included approximately 30 open or planned headcount, and approximately 30 currently filled positions. This workforce reduction will result in a severance costs charge of approximately $350 in the first quarter of 2003.

Also, in December 2002, we repurchased 62,000 shares of our common stock for an aggregate cost of approximately $362. See Note 11 for additional information on stock repurchases.

Report of Independent Accountants on Consolidated
Financial Statement Schedule

To the Stockholders and Board of Directors of
PLATO Learning, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 27, 2002, except as to Note 17, which is as of January 8, 2003 appearing on page 45 of this Annual Report on Form 10-K of PLATO Learning, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 8(a)(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
December 27, 2002

PLATO Learning, Inc. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended October 31, 2002, 2001 and 2000
(Dollars in thousands)

		Additions

	Balance at	Charged to	Charged to
	beginning	costs and	other				Balance at
Description	of period	expenses	accounts		Deductions		end of period

Deducted in the balance sheets from the assets to which they apply:
Allowance for doubtful accounts and returns:
For the year ended October 31, 2002	2,545	2,547	241	(c)	(2,566	)(a)	2,767
For the year ended October 31, 2001	2,308	1,868	12	(b)	(1,643	)(a)	2,545
For the year ended October 31, 2000	1,005	2,173	53	(b)	(923	)(a)	2,308
Allowance for inventory obsolescence:
For the year ended October 31, 2002	85	118	264	(c)	(111	)(a)	356
For the year ended October 31, 2001	46	105	—		(66	)(a)	85
For the year ended October 31, 2000	152	245	—		(351	)(a)	46

(a)	Amounts written off, net of recoveries

(b)	Amounts charged to revenues and other reclassifications

(c)	Amounts primarily related to acquisitions

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to our Directors is set forth under the caption “Election of Directors” in our 2003 Proxy Statement and is incorporated herein by reference.

Information with respect to our Executive Officers as of January 1, 2003 is as follows:

Name	Age	Position

John Murray	47	President and Chief Executive Officer

John M. Buske	52	Chief Operating Officer

Nancy L. Hanna	48	Vice President, Human Resources

Robert M. Kilgarriff	44	Executive Vice President, Sales and Marketing

Gregory J. Melsen	50	Vice President Finance and Chief Financial Officer

Mary Jo Murphy	46	Vice President, Corporate Controller, Chief Accounting Officer and Assistant Secretary

John C. Super	55	Vice President, Strategic Planning

Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Mr. Murray’s business experience is set forth in our 2003 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

John M. Buske joined us as Vice President, Finance and Chief Financial Officer in November 2000. In November 2001, Mr. Buske was promoted to Chief Operating Officer. From 1987 to November 2000, he was employed by St. Jude Medical, Inc. Since 1997, Mr. Buske held the position of Corporate Controller. Prior to 1997, he held the positions of Director of Finance and Assistant Treasurer. Prior to St. Jude Medical, Mr. Buske held various financial management positions with Apache Corporation, an oil and gas exploration company, and National Car Rental, a car rental and leasing company.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Nancy L. Hanna joined us in November 2001. From 1999 to 2001, Ms. Hanna was Vice President, Human Resources for Sagebrush Corporation. From 1980 to 1999 Ms. Hanna held a variety of Human Resources leadership positions with Cray Research, Silicon Graphics, and Reliastar. Ms. Hanna began her career as a teacher.

Robert M. Kilgarriff joined us in August 2001. From 1999 until 2001, Mr. Kilgarriff held senior management positions with Jostens Corporation, including Vice President Sales and Channel Development for Project Achieve. From 1986 until mid-1999, Mr. Kilgarriff served in various sales and technology management positions with GE Plastics and GE Capital.

Gregory J. Melsen joined us in February 2000 as Vice President Finance and Chief Financial Officer. From March 1999 to July 2001, Mr. Melsen served as Vice President Finance, Treasurer and Chief Financial Officer of American Medical Systems Holdings, Inc., a medical device manufacturer. From January 1996 to March 1999, he was Vice President Finance, Treasurer and Chief Financial Officer of AVECOR Cardiovascular, Inc., a medical device company. Mr. Melsen, a Certified Public Accountant, was formerly an audit partner for Deloitte & Touche.

Mary Jo Murphy joined us in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. She was named Assistant Secretary in March 2000. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

John C. Super assumed the role of Vice President, Strategic Planning in December 2000. From June 1999 to November 2000, he was Vice President, Strategic Initiatives. Mr. Super was Vice President, Marketing from February 1997 through June 1999. From 1992 through 1996 he was Vice President, Strategic Sales and during 1991 was Vice President Sales, Eastern Region. Prior to joining us in 1990 as Workplace Account Manager, Mr. Super served in sales and management capacities with Wicat Systems and Computer Curriculum Corporation.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement is incorporated herein by reference.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Director Compensation” and “Executive Compensation” in our 2003 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Other Compensation Arrangements” in our 2003 Proxy Statement is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we will continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1. Financial Statements.

The following Consolidated Financial Statements and Report of Independent Accountants as set forth in Item 8:

Consolidated Statements of Operations — Fiscal Years ended October 31, 2002, 2001 and 2000.

Consolidated Balance Sheets — October 31, 2002 and 2001.

Consolidated Statements of Cash Flows — Fiscal Years Ended October 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Fiscal Years ended October 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedule.

The following Consolidated Financial Statement Schedule and Report of Independent Accountants with respect to such schedule as set forth in Item 8:

Schedule II, Valuation and Qualifying Accounts and Reserves.

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

3. Exhibits. See Item 15(c) below.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ended October 31, 2002.

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

(c)  Exhibits:

The following documents are filed in this report or incorporated by reference and made a part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document

3.01	Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 333-54296).

3.02	Certificate of Designations for Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

3.03	Amended and Restated Bylaws are incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).

3.04	Certificate of Amendment of Amended Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).

3.05	Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

3.06	Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

4.01	Form of Stock Certificate is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 333-54296).

4.02	Common Stock Investment Agreement, dated July 17, 2000, is incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (File Number 333-44314).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

(c)  Exhibits, Continued

4.03	Registration Rights Agreement, dated July 17, 2000 is incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (File Number 333-44314).

4.04	Form of Initial Common Stock Purchase Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-3 (File Number 333-44314).

4.05	Form of Common Stock Adjustment Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-3 (File Number 333-44314).

10.01	Credit Agreement, dated December 20, 2001, by and among PLATO Learning, Inc., Cyber Ed, Inc., TeachMaster Technologies, Inc., Wasatch Interactive Learning Corporation, and Wells Fargo Bank, National Association is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).

10.04	1993 Outside Director Stock Option Plan is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).*

10.08	Lease for Bloomington, Minnesota office is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842).

10.11	Form of Indemnification Agreement is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 333-54296).

10.14	1993 Stock Option Plan is incorporated by reference to Exhibit A of our 1994 Proxy Statement (File Number 0-20842).*

10.15	Employment Agreement dated January 1, 2001, by and between PLATO Learning, Inc. and John Murray is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).*

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

(c)  Exhibits, Continued

10.16	CEO Agreement dated November 17, 2000 is incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated December 29, 2000 (File Number 0-20842).*

10.18	Form of Series 1997 10% Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).

10.19	Form of Common Stock Warrants dated March 27, 1997 is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1997 (File Number 0-20842).

10.21	1997 Stock Incentive Plan is incorporated by reference to Appendix A of our 1997 Proxy Statement (File Number 0-20842).*

10.22	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B of our 1997 Proxy Statement (File Number 0-20842).*

10.23	Preferred Stock Purchase Agreement is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.24	Form of 1999 Warrants is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.25	Registration Rights Agreement is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.26	Form of Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

(c)  Exhibits, Continued

10.27	First Amendment to Subordinated Convertible Debentures due March 27, 2004 is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).

10.28	Certificate of Amendment to Certificate of Designations for Series C Convertible Preferred Stock, dated March 5, 1999 is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842).

10.29	Stock Purchase Agreement, dated July 21, 2000, by and between PLATO Learning, Inc. and Richard F. Carle, Jr. and Laura F. Carle is incorporated by reference to Exhibit 2 of our Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).

10.30	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Laura Carle is incorporated by reference to Exhibit 3 of our Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).

10.31	Consulting and Non-Compete Agreement, dated July 21, 2000, by and between PLATO, Inc. and Richard F. Carle, Jr. is incorporated by reference to Exhibit 4 of our Current Report on Form 8-K dated August 3, 2000 (File Number 0-20842).

10.32	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 333-45228).*

10.33	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 333-45230).*

10.35	Agreement and Plan of Merger dated January 31, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).

PLATO Learning, Inc.
Form 10-K
Fiscal Year Ended October 31, 2002

(c)  Exhibits, Continued

10.36	Amendment No. 1 to Agreement and Plan of Merger dated February 20, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).

10.37	Form of Employment Agreement with five executive officers is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended January 30, 2002 (File Number 0-20842). *

10.38	Form of Employment Agreement with five executive officers is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended January 30, 2002 (File Number 0-20842). *

10.39	Form of Employment Security Agreement with thirteen executive officers is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended January 30, 2002 (File Number 0-20842). *

10.40	PLATO Learning, Inc. 2002 Stock Plan is incorporated by reference to Appendix A of our 2002 Proxy Statement (File Number 0-20842).*

10.41	Agreement and Plan of Merger, dated May 9, 2002, among PLATO Learning, Inc., PLATO, Inc., NSC Acquisition Corporation and NetSchools Corporation is incorporated by reference to Exhibit 2 of our Current Report on Form 8-K dated May 9, 2002 (File Number 0-20842).

10.42	Executive Incentive Plan. *

10.43	Business Ethics Policy.

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Accountants.

24.01	Powers of Attorney.

99.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract or compensatory plan, contract or arrangement.

(d)  Schedules. See Item 15. (a) 2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2003.

PLATO LEARNING, INC. By /s/John Murray John Murray President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 29, 2003.

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

I, John Murray, certify that:

1.	I have reviewed this Annual Report on Form 10-K of PLATO Learning, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors: (a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	/s/ John Murray

President and Chief Executive Officer

CERTIFICATIONS

The undersigned, in his capacity as an officer of PLATO Learning, Inc., provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, Gregory J. Melsen, certify that:

1.	I have reviewed this Annual Report on Form 10-K of PLATO Learning, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors: (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	/s/ Gregory J. Melsen

Vice President Finance and Chief Financial Officer