Form 10-Q
period 2003-01-31
PLATO LEARNING INC
filed 2003-03-17
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Yes   X     No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:

Yes   X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	16,694,715 shares

Class	Outstanding as of February 28, 2003

(This document contains 28 pages)

PLATO Learning, Inc.
Form 10-Q

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Statements of Operations for the
	Three Months Ended January 31, 2003 and 2002	3
	Consolidated Balance Sheets as of
	January 31, 2003 and October 31, 2002	4
	Consolidated Statements of Cash Flows for the
	Three Months Ended January 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		26
CERTIFICATIONS		27

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	January 31,

	2003	2002

Revenues:
License fees	$9,069	$10,620
Services	3,383	2,315
Other	1,005	1,112

Total revenues	13,457	14,047

Cost of revenues:
License fees	541	733
Services	396	271
Other	991	1,051

Total cost of revenues	1,928	2,055

Gross profit	11,529	11,992

Operating expenses:
Sales and marketing	10,446	9,095
General and administrative	3,000	2,421
Product development and customer support	3,134	2,781
Amortization of intangibles	401	194
Restructuring charge	380	—

Total operating expenses	17,361	14,491

Operating loss	(5,832)	(2,499)
Interest income	120	368
Interest expense	(24)	(42)
Other expense, net	(21)	(84)

Loss before income taxes	(5,757)	(2,257)
Income tax benefit	(2,350)	(900)

Net loss	$(3,407)	$(1,357)

Loss per share:
Basic and diluted	$(0.20)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	16,775	16,406

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31,	October 31,
	2003	2002

	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$28,873	$30,390
Accounts receivable, net	26,907	33,034
Prepaid expenses and other current assets	5,240	4,870
Deferred income taxes	3,338	3,338

Total current assets	64,358	71,632
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $6,011 and $5,437, respectively	4,968	5,210
Product development costs, net of accumulated amortization of $7,396 and $6,083, respectively	13,946	13,545
Deferred income taxes	2,361	11
Goodwill	39,201	38,331
Identified intangible assets, net	14,898	15,374
Other assets	2,324	1,552

Total assets	$142,056	$145,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,917	$888
Accrued employee salaries and benefits	5,685	6,979
Accrued liabilities	4,039	4,786
Deferred revenue	15,988	14,891

Total current liabilities	27,629	27,544
Deferred revenue	4,155	3,946
Other liabilities	499	582

Total liabilities	32,283	32,072

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 18,082 shares issued and 16,724 shares outstanding at January 31, 2003; 18,078 shares issued and 16,812 shares outstanding at October 31, 2002	168	168
Paid in capital	129,818	129,802
Treasury stock at cost, 1,358 and 1,266 shares, respectively	(16,784)	(16,244)
Retained earnings (accumulated deficit)	(2,762)	645
Accumulated other comprehensive loss	(667)	(788)

Total stockholders’ equity	109,773	113,583

Total liabilities and stockholders’ equity	$142,056	$145,655

Note: The balance sheet at October 31, 2002 has been derived from our audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,

	2003	2002

Operating activities:
Net loss	$(3,407)	$(1,357)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(2,350)	(900)
Amortization of capitalized product development costs	1,294	939
Amortization of identified intangible assets	476	269
Depreciation and amortization of equipment and leasehold improvements	549	308
Provision for doubtful accounts	525	601
Stock-based compensation	—	20
Loss on disposal of equipment	2	77
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,830	3,727
Prepaid expenses and other current and noncurrent assets	(370)	(388)
Accounts payable	1,029	(780)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(2,048)	(1,965)
Deferred revenue	429	(104)

Total adjustments	4,366	1,804

Net cash provided by operating activities	959	447

Investing activities:
Capitalization of product development costs	(1,667)	(1,345)
Capital expenditures	(297)	(1,369)

Net cash used in investing activities	(1,964)	(2,714)

Financing activities:
Repurchase of common stock	(540)	(72)
Net proceeds from issuance of common stock	16	706
Repayments of capital lease obligations	(69)	(66)

Net cash provided by (used in) financing activities	(593)	568

Effect of foreign currency on cash	81	(129)

Net decrease in cash and cash equivalents	(1,517)	(1,828)
Cash and cash equivalents at beginning of period	30,390	61,568

Cash and cash equivalents at end of period	$28,873	$59,740

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	BUSINESS

We enhance the learning process by providing computer-based and e-learning instruction software and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO™ Learning System and PLATO™ Web Learning Network provide more than 4,000 hours of objective-based, problem-solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services primarily to K-12 schools. We also sell to colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

The accompanying unaudited consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. On the consolidated statements of operations, sales and marketing expenses are now presented separately from general and administrative expenses. Previously, they were presented together as selling, general and administrative expenses. On the consolidated statement of cash flows, depreciation and amortization is now presented as depreciation and amortization of equipment and leasehold improvements, amortization of

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

capitalized product development costs and amortization of identified intangible assets. For fiscal year 2002, the reclassifications by quarter are summarized as follows:

	Fiscal 2002

	Three Months Ended

	January 31	April 30	July 31	October 31	Year

Selling, general and administrative expense, as previously reported	$11,516	$11,960	$13,372	$15,142	$51,990

Sales and marketing expense	$9,095	$9,799	$10,281	$11,180	$40,355
General and administrative expense	2,421	2,161	3,091	3,962	11,635

	$11,516	$11,960	$13,372	$15,142	$51,990

Depreciation and amortization, as previously reported	$1,516	$1,586	$2,017	$2,076	$7,195

Amortization of capitalized product development costs	$939	$1,001	$1,066	$1,171	$4,177
Amortization of identified intangible assets	269	243	418	423	1,353
Depreciation and amortization of equipment and leasehold improvements	308	342	533	482	1,665

	$1,516	$1,586	$2,017	$2,076	$7,195

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

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

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Service revenue includes software support, which is deferred and recognized ratably over the support period, and revenue from installation and training services, which is recognized as services are performed. Installation and training services are customarily billed at a fixed daily rate. Deferred revenue represents services and products yet to be delivered.

4.	ACQUISITIONS

Unaudited Pro Forma Data

In May 2002, we acquired NetSchools Corporation (“NetSchools”). For further information regarding this acquisition, refer to Note 4 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

The operating results of NetSchools were included in our consolidated statements of operations from the date of acquisition. Our unaudited pro forma consolidated results of operations, as if the NetSchools acquisition had occurred at the beginning of the period presented, were as follows:

Three Months Ended
January 31, 2002

(Unaudited)
Revenues	$15,826
Net loss	(3,649)
Basic and diluted loss per share	(0.21)

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect increased identified intangible asset amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

5.	ACCOUNTS RECEIVABLE

The components of accounts receivable were as follows:

	January 31,	October 31,
	2003	2002

Trade accounts receivable	$13,024	$14,865
Installment accounts receivable	16,872	20,936
Allowance for doubtful accounts	(2,989)	(2,767)

	$26,907	$33,034

Installment receivables to be billed beyond one year from the balance sheet date were $1,911 at January 31, 2003 and $1,144 at October 31, 2002, and are included in other assets on the consolidated balance sheets.

The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $525 and $601 for the three months ended January 31, 2003 and 2002, respectively.

6.	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

We account for goodwill and identified intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized to expense and must be periodically reviewed for impairment. If such review indicates that the carrying amount of an intangible asset exceeds its fair value, an impairment loss would be recognized equal to that excess amount.

Goodwill

SFAS 142 requires that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We operate one reporting unit and, therefore, we test goodwill impairment on an enterprise wide basis. As of October 31, 2002, our annual impairment test indicated that goodwill was not impaired; however, as of January 31, 2003, the market value of our common stock had declined to a point where our market capitalization was below our net book value. Based on the weight of available evidence, we believe that events and circumstances do not indicate the need to test goodwill impairment as of January 31, 2003; however, should events and circumstances change, an interim goodwill impairment test may be necessary prior to the annual test on October 31, 2003. Such events and circumstances include a prolonged decline in our stock price and may result in a future impairment loss that could have a significant impact on our consolidated financial statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Goodwill was increased by $870 during the three months ended January 31, 2003 as a result of the finalization of the purchase price allocation relating to the NetSchools acquisition in May 2002. As provided by the purchase agreement, there may be additional consideration of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill

Identified Intangible Assets

Identified intangible assets subject to amortization were as follows:

	January 31, 2003			October 31, 2002

		Accumulated			Accumulated
	Gross Carrying Value	Amortization	Net Carrying Value	Gross Carrying Value	Amortization	Net Carrying Value

Acquired technology	$14,145	$(1,266)	$12,879	$14,145	$(936)	$13,209
Trademark	1,380	(493)	887	1,380	(444)	936
Customer lists	1,300	(403)	897	1,300	(339)	961
Employment agreement	413	(178)	235	413	(145)	268

	$17,238	$(2,340)	$14,898	$17,238	$(1,864)	$15,374

Amortization expense for identified intangible assets was $476 and $269 for the three months ended January 31, 2003 and 2002, respectively, of which $75 was included in product development and customer support expense for each period.

The estimated annual amortization expense for identified intangible assets is as follows:

2003	$2,044
2004	2,222
2005	2,325
2006	2,298
2007	2,276
Thereafter	4,209

$15,374

7.	Stockholders’ Equity

Common Stock Repurchased

We repurchased approximately 92,000 shares of our common stock for an aggregate cost of $540 during the three months ended January 31, 2003. These shares are presented as treasury stock in the consolidated balance sheet.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

8.	RESTRUCTURING CHARGE

The consolidated statement of operations for the three months ended January 31, 2003 included a restructuring charge of $380. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which represented approximately 10% of our planned workforce. Substantially all of these severance costs have been paid as of January 31, 2003.

9.	PER SHARE DATA

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

The calculation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended
	January 31,

	2003	2002

Net loss	$(3,407)	$(1,357)

Basic:
Weighted average common shares outstanding	16,775,000	16,406,000

Basic loss per share	$(0.20)	$(0.08)

Diluted:
Weighted average common shares outstanding	16,775,000	16,406,000
Potential common shares:
Stock options and warrants	—	—

Weighted average common and potential common shares outstanding for diluted loss per share	16,775,000	16,406,000

Diluted loss per share	$(0.20)	$(0.08)

The calculation of diluted net loss per share for the three months ended January 31, 2003 and 2002 excluded the effect of approximately 3,101,000 and 2,533,000 potential common shares from the conversion of outstanding options and warrants, respectively, as they were antidilutive.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

10.	COMPREHENSIVE LOSS

Total comprehensive loss was as follows:

	Three Months Ended
	January 31,

	2003	2002

Net loss	$(3,407)	$(1,357)
Foreign currency translation adjustments	120	(106)

Total comprehensive loss	$(3,287)	$(1,463)

11.	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the single business segment of educational software. Revenues are attributed to geographic locations based upon the location of the customer. Revenues from foreign customers, primarily in Canada and the United Kingdom, were $424 and $877 for the three months ended January 31, 2003 and 2002, respectively.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement requires that we recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for any exit plans initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We do not expect that the application of this interpretation will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

the effect of the method used on reported results. The annual disclosure requirements are effective for fiscal years ending after December 15, 2002 (our fiscal year 2003). The interim disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 (our second quarter in 2003) with earlier application encouraged. We do not anticipate a voluntary change to the fair value method of accounting for stock-based compensation and will provide the required disclosures beginning with the second quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003. We do not expect that the application of this interpretation will have a material impact on our consolidated financial statements.

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

OVERVIEW

We enhance the learning process by providing computer-based and e-learning instruction software and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATO® Learning System and PLATO® Web Learning Network provide more than 4,000 hours of objective-based, problem solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services primarily to K-12 schools. We also sell to colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our critical accounting policies and have identified revenue recognition, the valuation of accounts receivable, the capitalization of product development costs, the valuation of our deferred tax asset and goodwill and identified intangible asset impairment testing as the critical accounting policies that are significant to the financial statement presentation and require difficult, subjective and complex judgments.

See Notes 2 and 3 to Consolidated Financial Statements for additional discussion on these and other accounting policies and disclosures required by accounting principles generally accepted in the United States of America.

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

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the accounts receivable. Bad debt expense is recorded as an operating expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated financial statements.

Capitalization of Product Development Costs

Our product development expense includes costs related to the development, enhancement and maintenance of our courseware products, and the effect of product development cost capitalization and amortization. Research and development costs, relating principally to the design and development of new products, and the routine enhancement of existing products are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility, as defined by the accounting standards. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is generally three years. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization.

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

At January 31, 2003 we had a net deferred tax asset of $5,699. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. We have recorded the net deferred tax asset as we believe that it is more likely than not that we will be able to realize the asset through generation of future taxable income in the United States. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations by the end of fiscal 2003, we may be required to record a valuation allowance, which could have a significant impact on our consolidated financial statements. We also have net operating loss carryforwards related to our foreign subsidiaries. We have provided a full valuation allowance related to these deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

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

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

Most of the companies we acquire do not have significant tangible assets and, as a result, the majority of the purchase price is typically allocated to identified intangible assets or goodwill, which increases future amortization expense of identified intangible assets and the potential for impairment charges that we may incur. Accordingly, the allocation of the purchase price to intangible assets may have a significant impact on our future operating results. In addition, the allocation of the purchase price requires that we make significant assumptions and estimates, including estimates of future cash flows expected to be generated by the acquired assets. Should different conditions prevail, we may have to record impairment charges, which may have a significant impact on our consolidated financial statements.

As of October 31, 2002, our annual impairment test indicated that goodwill was not impaired; however, as of January 31, 2003, the market value of our common stock had declined to a point where our market capitalization was below our net book value. Based on the weight of available evidence, we believe that events and circumstances do not indicate the need to test goodwill impairment as of January 31, 2003; however, should events and circumstances change, an interim goodwill impairment test may be necessary prior to the annual test on October 31, 2003. Such events and circumstances include a prolonged decline in our stock price and may result in a future impairment loss that could have a significant impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended
	January 31,

	2003	2002

Revenues:
License fees	67.4%	75.6%
Services	25.1	16.5
Other	7.5	7.9

Total revenues	100.0	100.0
Cost of revenues	14.3	14.6

Gross profit	85.7	85.4

Operating expenses:
Sales and marketing	77.6	64.8
General and administrative	22.3	17.2
Product development and customer support	23.3	19.8
Amortization of intangibles	3.0	1.4
Restructuring charges	2.8	—

Total operating expenses	129.0	103.2

Operating loss	(43.3)	(17.8)
Interest income and expense and other expense, net	0.5	1.7

Loss before income taxes	(42.8)	(16.1)
Income tax benefit	(17.5)	(6.4)

Net loss	(25.3)%	(9.7)%

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

Revenues

Total Revenues. Total revenues decreased 4.2% to $13,457 for the three months ended January 31, 2003 from $14,047 for the same period in 2002. The decrease was due to the $1,551 decrease in license fees revenues slightly offset by the $1,068 increase in services revenues.

License Fees. Revenues from license fees were $9,069 for the three months ended January 31, 2003 and $10,620 for the same period in 2002. As a percentage of total revenues, license fees revenues were 67.4% for the three months ended January 31, 2003, down from 75.6% for the same period in 2002. License fees revenues decreased in 2003 compared to 2002 due to federal funding delays and economic uncertainties, particularly state budget difficulties, which significantly impacted the level of purchasing done by our customers. These conditions are expected to continue to impact our revenues into at least the middle of fiscal 2003.

Sales of our PLATO Web Learning Network (PWLN) product continue to grow. Our order intake for PWLN for the three months ended January 31, 2003 was approximately $880 and we recognized approximately $1,400 of ratable revenue. This compares to approximately $680 of order intake and recognized revenue for the same period in 2002. The acquisition of NetSchools contributed approximately $170 of license fees revenues the three months ended January 31, 2003.

Services. Revenues from services increased 46.1% to $3,383 for the three months ended January 31, 2003 from $2,315 for the same period in 2002. As a percentage of total revenues, services revenues were 25.1% for the three months ended January 31, 2003 up from 16.5% for the same period in 2002. This revenue increase resulted from increased services to correlate curriculum to standards and to aid in the professional development of teachers, demonstrating the strategic value of the TeachMaster and NetSchools acquisitions, and from the continued growth in customer acceptance of our training and technical support services. We also continue to focus on selling services as an independent product. The acquisition of NetSchools contributed approximately $135 of services revenues for the three months ended January 31, 2003.

Other. Other revenues, including hardware and third-party courseware products, decreased 9.6% to $1,005 for the three months ended January 31, 2003 from $1,112 for the same period in 2002. As a percentage of total revenues, other revenues were 7.5% for the three months ended January 31, 2003 and 7.9% for the same period in 2002.

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

Cost of Revenues

Total cost of revenues decreased 6.2% to $1,928 for the three months ended January 31, 2003 from $2,055 for the same period in 2002. The decrease was primarily due to changes in revenue discussed above. Gross profit margin was 85.7% for the three months ended January 31, 2003, up from 85.4% for the same period in 2002. The gross profit margin calculation excludes customer support costs and the amortization of capitalized product development costs which are presented in operating expenses. This increase in gross profit margin resulted primarily from the slightly higher proportion of license fees and services revenues included in our product sales mix in 2003. Future gross profit margin will be dependent primarily on the product mix underlying our revenues.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 14.9% to $10,446 for the three months ended January 31, 2003 from $9,095 for the same period in 2002. As a percentage of total revenues, sales and marketing expenses were 77.6% for the three months ended January 31, 2003, up from 64.8% for the same period in 2002. The increased expenses resulted from a number of factors including increased headcount from the NetSchools acquisition in 2002, increased marketing costs necessary to generate our planned revenue growth, and additions to our management team and infrastructure necessary to grow our business over the long-term. Sales and marketing expenses in 2003 are expected to increase compared to 2002 given our expectations for revenue growth. We continue to believe the benefits from this infrastructure investment will generate increased revenues in the future. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

General and Administrative. General and administrative expenses increased 23.9% to $3,000 for the three months ended January 31, 2003 from $2,421 for the same period in 2002. As a percentage of total revenues, general and administrative expenses were 22.3% for the three months ended January 31, 2003, up from 17.2% for the same period in 2002. The increased expenses resulted from a number of factors including increased headcount from the NetSchools acquisition in 2002 and additions to our management team and infrastructure, including the installation of a new enterprise resource planning system, necessary to grow our business over the long-term. We continue to believe the benefits from this infrastructure investment will generate increased revenues in the future. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

Product Development and Customer Support. Product development and customer support expenses increased 12.7% to $3,134 for the three months ended January 31, 2003 from $2,781 for the same period in 2002. As a percentage of total revenues, product development and customer support expenses were 23.3% for the three months ended January 31, 2003, up from 19.8% for the same period in 2002. The increase reflects our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs and related amortization are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

Capitalized development costs were $1,667 for the three months ended January 31, 2003 compared to $1,345 for the same period in 2002. Amortization of previously capitalized development costs was $1,294 for the three months ended January 31, 2003, up from $939 for the same period in 2002, as projects completed during prior periods are now being amortized to expense. We expect amortization to increase throughout 2003 as additional products are completed. As a result, product development expense is expected to increase throughout the remainder of fiscal 2003.

Amortization of Intangibles. Amortization expense increased for the three months ended January 31, 2003, as compared to 2002, as a result of the NetSchools and Learning Elements acquisitions in 2002.

Restructuring Charge. The restructuring charge in 2003 represented primarily severance costs associated with the December 2002 reduction of our workforce. We reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which represented approximately 10% of our planned workforce. Substantially all of these severance costs have been paid as of January 31, 2003.

Interest Income

Interest income was $120 for the three months ended January 31, 2003 and $368 for the same period in 2002. The decrease is due to lower invested balances at lower interest rates as compared to 2002. Invested balances decreased due to cash being used for acquisitions and stock repurchases.

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

Income Taxes

Our effective income tax rate for the three months ended January 31, 2003 was 40.8%, compared to 39.9% for the same period in 2002. Our 2003 annual effective tax rate is expected to be in the 41% to 46% range. However, as was the case for fiscal year 2002, it will be highly dependent upon the taxable income in each of our taxable jurisdictions.

FINANCIAL CONDITION

Liquidity and Capital Resources

At January 31, 2003, our principal sources of liquidity included cash and cash equivalents of $28,873, net accounts receivable of $26,907, and our unused line of credit.

Working capital was $36,729 at January 31, 2003 and $44,088 at October 31, 2002. Cash and cash equivalents decreased $1,517 as cash was used for product development, capital expenditures and stock repurchases. Accounts receivable decreased $6,127 as year end balances were collected, typical for the seasonality of our business. Accrued payables and liabilities decreased $1,012 as year end balances were paid. Current deferred revenue increased $1,097 as a result of increased sales of our services and PWLN product.

Cash flows from operations were used principally to fund our working capital requirements. Net cash provided by operating activities was $959 and $447 for the three months ended January 31, 2003 and 2002, respectively.

Net cash used in our investing activities was $1,964 and $2,714 for the three months ended January 31, 2003 and 2002, respectively. In 2003, our increased investment in capitalized product development costs of $322 was offset by a $1,072 decrease in capital expenditures, primarily because we installed a new enterprise resource planning system in 2002. At January 31, 2003, we had no material commitments for capital expenditures

Net cash used in our financing activities was $593 for the three months ended January 31, 2003, compared to net cash provided of $568 for the same period in 2002. In 2003, we repurchased 92,000 shares of our common stock for an aggregate cost of $540. A stock repurchase plan was approved by our Board of Directors in December 2001 and authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. Cumulatively, we have repurchased approximately 1,080,000 shares for an aggregate cost of approximately $11,880 under the repurchase plan and approximately $3,000 remains available for future repurchases, if any. In 2002, we received approximately $706 from the exercise of stock options and warrants.

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

We have resources available under our revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At January 31, 2003, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All covenants were satisfied for the period ended January 31, 2003.

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

	Payments Due by Fiscal Year

			2004 to	2007 to	After
Contractual Obligations	Total	2003	2006	2008	2008

Capital lease obligations	$892	$325	$502	$65	$—
Operating leases	7,499	2,372	2,194	1,272	1,661

Total	$8,391	$2,697	$2,696	$1,337	$1,661

Our revolving loan agreement provides for a maximum $12,500 line of credit. In January 2003, we amended this agreement to extend the term through July 1, 2004. For further information regarding our revolving loan agreement, refer to Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

PLATO LEARNING, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving credit facility with interest rates that fluctuate based upon market indexes. At January 31, 2003, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Approximately 3% and 6% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended January 31, 2003 and 2002, respectively.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. CONTROLS AND PROCEDURES

Within 90 days of the filing of this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to us required to be filed in this report.

From the date of that evaluation to the date of this quarterly report, there have been no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls after the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake, and that controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. We will continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation that is expected to have a material adverse effect on our business or our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

10.02 First Amendment to Credit Agreement, dated January 8, 2003.

99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2003.

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

I, John Murray, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of PLATO Learning, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ John Murray President and Chief Executive Officer

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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Gregory J. Melsen Vice President Finance and Chief Financial Officer