Form 10-Q
period 2003-04-30
PLATO LEARNING INC
filed 2003-06-16
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	16,361,664 shares

Class	Outstanding as of May 31, 2003

(This document contains 31 pages)

PLATO Learning, Inc.
Form 10-Q

PLATO Learning, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Revenues:
License fees	$11,519	$13,416	$20,588	$24,000
Services	4,296	2,836	7,679	5,187
Other	1,652	960	2,657	2,072

Total revenues	17,467	17,212	30,924	31,259

Cost of revenues:
License fees	866	947	1,407	1,783
Services	979	306	1,375	577
Other	1,311	815	2,302	1,763

Total cost of revenues	3,156	2,068	5,084	4,123

Gross profit	14,311	15,144	25,840	27,136

Operating expenses:
Sales and marketing	11,198	9,799	21,644	18,894
General and administrative	2,804	2,161	5,804	4,582
Product development and customer support	3,200	2,577	6,334	5,358
Amortization of intangibles	419	168	820	362
Restructuring charge	—	—	380	—

Total operating expenses	17,621	14,705	34,982	29,196

Operating earnings (loss)	(3,310)	439	(9,142)	(2,060)
Interest income	92	189	212	557
Interest expense	(30)	(31)	(54)	(73)
Other expense, net	(8)	(25)	(29)	(109)

Earnings (loss) before income taxes	(3,256)	572	(9,013)	(1,685)
Income tax expense (benefit)	(1,435)	275	(3,785)	(625)

Net earnings (loss)	$(1,821)	$297	$(5,228)	$(1,060)

Earnings (loss) per share:
Basic and diluted	$(0.11)	$0.02	$(0.31)	$(0.06)

Weighted average common shares outstanding:
Basic	16,534	16,448	16,657	16,430

Diluted	16,534	17,140	16,657	16,430

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	April 30,	October 31,
	2003	2002

	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$24,202	$30,390
Accounts receivable, net	26,631	33,034
Prepaid expenses and other current assets	4,519	4,870
Deferred income taxes	7,123	3,338

Total current assets	62,475	71,632
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $6,514 and $5,437, respectively	4,881	5,210
Product development costs, net of accumulated amortization of $8,712 and $6,083, respectively	14,096	13,545
Deferred income taxes	11	11
Goodwill	39,201	38,331
Identified intangible assets, net	14,404	15,374
Other assets	2,395	1,552

Total assets	$137,463	$145,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,891	$888
Accrued employee salaries and benefits	6,347	6,979
Accrued liabilities	2,991	4,786
Deferred revenue	15,438	14,891

Total current liabilities	26,667	27,544
Deferred revenue	4,081	3,946
Other liabilities	452	582

Total liabilities	31,200	32,072

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 18,086 shares issued and 16,362 shares outstanding at April 30, 2003; 18,078 shares issued and 16,812 shares outstanding at October 31, 2002	164	168
Paid in capital	129,837	129,802
Treasury stock at cost, 1,724 and 1,266 shares, respectively	(18,401)	(16,244)
Retained earnings (accumulated deficit)	(4,583)	645
Accumulated other comprehensive loss	(754)	(788)

Total stockholders’ equity	106,263	113,583

Total liabilities and stockholders’ equity	$137,463	$145,655

Note: The balance sheet at October 31, 2002 has been derived from our audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	April 30,

	2003	2002

Operating activities:
Net loss	$(5,228)	$(1,060)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(3,785)	(625)
Amortization of capitalized product development costs	2,624	1,940
Amortization of identified intangible assets	970	512
Depreciation and amortization of equipment and leasehold improvement	1,106	650
Provision for doubtful accounts	1,052	901
Stock-based compensation	—	36
Loss on disposal of equipment	59	88
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,579	2,035
Prepaid expenses and other current and noncurrent assets	280	(772)
Accounts payable	1,003	(730)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(2,403)	(1,526)
Deferred revenue	(195)	666

Total adjustments	5,290	3,175

Net cash provided by operating activities	62	2,115

Investing activities:
Capitalization of product development costs	(3,168)	(3,262)
Capital expenditures	(828)	(2,013)

Net cash used in investing activities	(3,996)	(5,275)

Financing activities:
Repurchase of common stock	(2,161)	(72)
Net proceeds from issuance of common stock	35	962
Repayments of capital lease obligations	(147)	(124)

Net cash provided by (used in) financing activities	(2,273)	766

Effect of foreign currency on cash	19	(52)

Net decrease in cash and cash equivalents	(6,188)	(2,446)
Cash and cash equivalents at beginning of period	30,390	61,568

Cash and cash equivalents at end of period	$24,202	$59,122

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

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. On the consolidated statements of operations, sales and marketing expenses are now presented separately from general and administrative expenses. Previously, they were presented together as selling, general and administrative expenses. On the consolidated statement of cash flows, depreciation and amortization is now presented as depreciation and amortization of equipment and leasehold improvements, amortization of capitalized product development costs and amortization of identified intangible assets. For fiscal year 2002, the reclassifications by quarter are summarized as follows:

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

Revenue from the sale of courseware licenses and computer hardware is recognized upon meeting the following criteria: (i) a written customer order is executed, (ii) courseware and hardware are delivered, (iii) the license fee is fixed or determinable and (iv) collectibility of the fee is probable. For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence of the relative fair value of each deliverable. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. Upon delivery, future service costs, if any, are accrued. Future service costs represent our problem resolution and support “hotline” services for a one-year period. Revenue from our subscription-based products, primarily the PLATO Web Learning Network, is deferred and recognized ratably over the contract period.

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

4. Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS 123, we have elected to continue to account for our stock-based compensation plans under the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” The intrinsic value method recognizes compensation expense equal to the excess, if any, of the fair market value of our stock on the grant date over the exercise price.

We have adopted the disclosure provisions of SFAS 148 and the following table compares net earnings (loss) and the related per share amounts to the pro forma amounts that would be reported had compensation expense been recognized in accordance with the fair value method of SFAS 123, as amended by SFAS 148:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net earnings (loss), as reported	$(1,821)	$297	$(5,228)	$(1,060)
Deduct: stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(829)	(1,223)	(1,948)	(2,455)

Pro forma net earnings (loss)	$(2,650)	$(926)	$(7,176)	$(3,515)

Basic and diluted earnings (loss) per share:
As reported	$(0.11)	$0.02	$(0.31)	$(0.06)

Pro forma	$(0.16)	$(0.02)	$(0.43)	$(0.21)

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

The operating results of NetSchools were included in our consolidated statements of operations from the date of acquisition. Our unaudited pro forma consolidated results of operations, as if the NetSchools acquisition had occurred at the beginning of the period presented, were as follows:

Six Months Ended
April 30, 2002

(Unaudited)
Revenues	$36,495
Net loss	(5,488)
Basic and diluted loss per share	(0.32)

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

6. Accounts Receivable

The components of accounts receivable were as follows:

	April 30,	October 31,
	2003	2002

Trade accounts receivable	$11,700	$14,865
Installment accounts receivable	18,119	20,936
Allowance for doubtful accounts	(3,188)	(2,767)

	$26,631	$33,034

Installment receivables to be billed beyond one year from the balance sheet date were $1,975 at April 30, 2003 and $1,144 at October 31, 2002, and are included in other assets on the consolidated balance sheets.

The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $527 and $300 for the three months and $1,052 and $901 for the six months ended April 30, 2003 and 2002, respectively.

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

Goodwill

SFAS 142 requires that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We operate one reporting unit and, therefore, we test goodwill impairment on an enterprise wide basis. As of October 31, 2002, our annual impairment test indicated that goodwill was not impaired; however, as of April 30, 2003, the market value of our common stock had declined to a point where our market capitalization was below our net book value. We consider the market capitalization, prevailing control premiums and other factors when we test goodwill impairment. Based on the weight of available evidence, we believe that events and circumstances do not indicate the need to test goodwill impairment as of April 30, 2003; however, should events and circumstances change, an interim goodwill impairment test may be necessary prior to the annual test on October 31, 2003. Such events and circumstances include a prolonged decline in our stock price and may result in a future impairment loss that could have a significant impact on our consolidated financial statements including a large non-cash charge to the statement of operations.

Goodwill was increased by $870 during the three months ended January 31, 2003 as a result of the finalization of the purchase price allocation relating to the NetSchools acquisition in May 2002. As provided by the purchase agreement, there may be additional consideration of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. Additional consideration will be recorded as additional goodwill as earned.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Identified Intangible Assets

Identified intangible assets subject to amortization were as follows:

	April 30, 2003			October 31, 2002

		Accum-			Accum-
	Gross	ulated	Net	Gross	ulated	Net
	Carrying	Amort-	Carrying	Carrying	Amort-	Carrying
	Value	ization	Value	Value	ization	Value

Acquired technology	$14,145	$(1,613)	$12,532	$14,145	$(936)	$13,209
Trademark	1,380	(542)	838	1,380	(444)	936
Customer lists	1,300	(467)	833	1,300	(339)	961
Employment agreement	413	(212)	201	413	(145)	268

	$17,238	$(2,834)	$14,404	$17,238	$(1,864)	$15,374

Amortization expense for identified intangible assets was $494 and $243 for the three months ended April 30, 2003 and 2002, respectively, of which $75 was included in product development and customer support expense for each period. Amortization expense for identified intangible assets was $970 and $512 for the six months ended April 30, 2003 and 2002, respectively, of which $150 was included in product development and customer support expense for each period.

The estimated annual amortization expense for identified intangible assets is as follows:

2003	$2,044
2004	2,222
2005	2,325
2006	2,298
2007	2,276
Thereafter	4,209

$15,374

8. Debt

There were no borrowings outstanding under our revolving loan agreement at April 30, 2003. We did not comply with the Minimum Debt Service Coverage covenant contained in our revolving loan agreement for the period ended April 30, 2003. We have received a waiver from our lender covering this noncompliance for such period. For further information regarding our revolving loan agreement, refer to Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

9. Stockholders’ Equity

Common Stock Repurchased

We repurchased approximately 458,000 shares of our common stock for an aggregate cost of $2,161 during the six months ended April 30, 2003. These shares are presented as treasury stock in the consolidated balance sheet.

10. Restructuring Charge

The consolidated statement of operations for the six months ended April 30, 2003 included a restructuring charge of $380. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which represented approximately 10% of our planned workforce. Substantially all of these severance costs were paid as of January 31, 2003.

In May 2003, we severed relationships with three senior executives (our Chief Operating Officer, our Managing Director of operations in the United Kingdom, and a co-founder of NetSchools) and three other employees. Severance charges of approximately $400 will be incurred in the third quarter of 2003.

11. Per Share Data

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net earnings (loss)	$(1,821)	$297	$(5,228)	$(1,060)

Basic:
Weighted average common shares outstanding	16,534,000	16,448,000	16,657,000	16,430,000

Basic earnings (loss) per share	$(0.11)	$0.02	$(0.31)	$(0.06)

Diluted:
Weighted average common shares outstanding	16,534,000	16,448,000	16,657,000	16,430,000
Potential common shares:
Stock options and warrants	—	692,000	—	—

Weighted average common and potential common shares outstanding for diluted loss per share	16,534,000	17,140,000	16,657,000	16,430,000

Diluted earnings (loss) per share	$(0.11)	$0.02	$(0.31)	$(0.06)

The calculation of diluted loss per share for the three and six months ended April 30, 2003 excluded the effect of approximately 3,146,000 potential common shares from the conversion of outstanding options and warrants as they were antidilutive.

The calculation of diluted loss per share for the six months ended April 30, 2002 excluded the effect of approximately 2,454,000 potential common shares from the conversion of outstanding options and warrants as they were antidilutive.

12. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net income (loss)	$(1,821)	$297	$(5,228)	$(1,060)
Foreign currency translation adjustments	(86)	95	34	(11)

Total comprehensive income (loss)	$(1,907)	$392	$(5,194)	$(1,071)

13. Segment and Geographic Information

We operate in the single business segment of educational software. Revenues are attributed to geographic locations based upon the location of the customer. Revenues from foreign customers, primarily in Canada and the United Kingdom, were $407 and $1,630 for the three months and $831 and $2,507 for the six months ended April 30, 2003 and 2002, respectively.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS 150 must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (our fourth quarter of fiscal year 2003). We do not believe that the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

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

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the trade and installment accounts receivable. Bad debt expense is recorded as an operating expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant assumptions and judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated financial statements.

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

At April 30, 2003 we had a net deferred tax asset of $7,134. This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. A substantial portion of the deferred tax asset relates to our net operating loss carryforward in the United States. At April 30, 2003, our total net operating loss carryforwards were approximately $29,500. These loss carryforwards expire in varying amounts between 2004 and 2022. Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations by the end of fiscal 2003, we may be required to record a valuation allowance for the entire deferred tax asset, which would have a significant impact on our consolidated financial statements. We also have net operating loss carryforwards related to our foreign subsidiaries. We have provided a full valuation allowance related to these deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

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

As of October 31, 2002, our annual impairment test indicated that goodwill was not impaired; however, as of April 30, 2003, the market value of our common stock had declined to a point where our market capitalization was below our net book value. Based on the weight of available evidence, we believe that events and circumstances do not indicate the need to test goodwill impairment as of April 30, 2003; however, should events and circumstances change, an interim goodwill impairment test may be necessary prior to the annual test on October 31, 2003. Such events and circumstances include a prolonged decline in our stock price and may result in a future impairment loss that could have a significant impact on our consolidated financial statements including a large non-cash charge to the statement of operations.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Revenues:
License fees	65.9%	77.9%	66.6%	76.8%
Services	24.6	16.5	24.8	16.6
Other	9.5	5.6	8.6	6.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	18.1	12.0	16.4	13.2

Gross profit	81.9	88.0	83.6	86.8

Operating expenses:
Sales and marketing	64.1	56.9	70.0	60.4
General and administrative	16.1	12.6	18.8	14.7
Product development and customer support	18.3	15.0	20.5	17.1
Amortization of intangibles	2.4	1.0	2.7	1.2
Restructuring charges	—	—	1.2	—

Total operating expenses	100.9	85.5	113.2	93.4

Operating income (loss)	(19.0)	2.5	(29.6)	(6.6)
Interest income and expense and other expense, net	0.3	0.8	0.4	1.2

Earnings (loss) before income taxes	(18.7)	3.3	(29.2)	(5.4)
Income tax expense (benefit)	(8.2)	1.6	(12.2)	(2.0)

Net earnings (loss)	(10.5)%	1.7%	(17.0)	(3.4)%

Revenues

Total Revenues. Total revenues increased 1.5% to $17,467 for the three months ended April 30, 2003 from $17,212 for the same period in 2002. The increase was due to the $1,460 increase in services revenues and the $692 increase in other revenues, offset by the $1,897 decrease in license fees revenues.

Total revenues decreased 1.1% to $30,924 for the six months ended April 30, 2003 from $31,259 for the same period in 2002. The decrease was due to the $3,412 decrease in license fees revenues, offset by the $2,492 increase in services revenues and the $585 increase in other revenues.

License Fees. Revenues from license fees decreased 14.1% to $11,519 for the three months ended April 30, 2003 from $13,416 for the same period in 2002. As a percentage of total revenues, license fees revenues were 65.9% for the three months ended April 30, 2003, down from 77.9% for the same period in 2002.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Revenues from license fees decreased 14.2% to $20,588 for the six months ended April 30, 2003 from $24,000 for the same period in 2002. As a percentage of total revenues, license fees revenues were 66.6% for the six months ended April 30, 2003, down from 76.8% for the same period in 2002.

License fees revenues decreased in 2003 compared to 2002 due to funding delays and economic uncertainties, particularly state budget difficulties, which significantly impacted the level of purchasing done by our customers. These conditions are expected to continue to impact our revenues for the remainder of fiscal 2003.

In addition, we are experiencing an increasing shift away from perpetual license sales and a growing customer desire to license our products on a subscription basis. While this has a negative impact on revenues in the short-term, it has positive implications for the longer term, including greater predictability of future revenues. Sales of our subscription-based products continue to grow. Our order intake for subscription products was $1,993 and $2,873 for the three and six months ended April 30, 2003, respectively, and we recognized $1,766 and $3,391 of ratable revenue. This compares to $1,463 and $2,143 of order intake and $755 and $1,439 of recognized revenue for the same periods in 2002.

The acquisition of NetSchools in the second half of 2002 contributed $149 and $320 of license fees revenues for the three and six months ended April 30, 2003, respectively.

Services. Revenues from services increased 51.5% to $4,296 for the three months ended April 30, 2003 from $2,836 for the same period in 2002. As a percentage of total revenues, services revenues were 24.6% for the three months ended April 30, 2003 up from 16.5% for the same period in 2002.

Revenues from services increased 48.0% to $7,679 for the six months ended April 30, 2003 from $5,187 for the same period in 2002. As a percentage of total revenues, services revenues were 24.8% for the six months ended April 30, 2003 up from 16.6% for the same period in 2002.

These revenue increases resulted from increased services to correlate curriculum to standards and to aid in the professional development of teachers, demonstrating the strategic value of our previous TeachMaster and NetSchools acquisitions, and from the continued growth in customer acceptance of our training and technical support services.

The acquisition of NetSchools in the second half of 2002 contributed $491 and $627 of services revenues for the three and six months ended April 30, 2003, respectively.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Other. Other revenues, including hardware and third-party courseware products, increased 72.1% to $1,652 for the three months ended April 30, 2003 from $960 for the same period in 2002. As a percentage of total revenues, other revenues were 9.5% for the three months ended April 30, 2003 and 5.6% for the same period in 2002.

Other revenues increased 28.2% to $2,657 for the six months ended April 30, 2003 from $2,072 for the same period in 2002. As a percentage of total revenues, other revenues were 8.6% for the six months ended April 30, 2003 and 6.6% for the same period in 2002.

These revenue increases were primarily due to an increased level of hardware sales, especially those necessary to satisfy a contract with a previous Netschools customer.

Cost of Revenues

Total cost of revenues increased 52.6% to $3,156 for the three months ended April 30, 2003 from $2,068 for the same period in 2002. Total cost of revenues increased 23.3% to $5,084 for the six months ended April 30, 2003 from $4,123 for the same period in 2002. These increases were primarily due to the changes in revenue discussed above, primarily the increased hardware sales and secondarily the increase in services revenues.

Gross profit margin was 81.9% for the three months ended April 30, 2003, down from 88.0% for the same period in 2002. Gross profit margin was 83.6% for the six months ended April 30, 2003, down from 86.8% for the same period in 2002.

The gross profit margin calculation excludes customer support costs and the amortization of capitalized product development costs which are presented in operating expenses. These decreases in gross profit margin resulted primarily from the higher proportion of other revenues included in our product sales mix in 2003. Future gross profit margin will be dependent primarily on the product mix underlying our revenues.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 14.3% to $11,198 for the three months ended April 30, 2003 from $9,799 for the same period in 2002. As a percentage of total revenues, sales and marketing expenses were 64.1% for the three months ended April 30, 2003, up from 56.9% for the same period in 2002.

Sales and marketing expenses increased 14.6% to $21,644 for the six months ended April 30, 2003 from $18,894 for the same period in 2002. As a percentage of total revenues, sales and marketing expenses were 70.0% for the six months ended April 30, 2003, up from 60.4% for the same period in 2002.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

The increased expenses resulted from a number of factors including increased headcount from the NetSchools acquisition in the second half of 2002, additional investment in sales and marketing on the East Coast of the United States, increased marketing costs necessary to generate our future revenue growth, and additions to our management team and infrastructure necessary to grow our business over the long-term. Sales and marketing expenses in 2003 are expected to increase compared to 2002 given our expectations for revenue growth. We continue to believe the benefits from this infrastructure investment will generate increased revenues in the future. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

General and Administrative. General and administrative expenses increased 29.8% to $2,804 for the three months ended April 30, 2003 from $2,161 for the same period in 2002. As a percentage of total revenues, general and administrative expenses were 16.1% for the three months ended April 30, 2003, up from 12.6% for the same period in 2002.

General and administrative expenses increased 26.7% to $5,804 for the six months ended April 30, 2003 from $4,582 for the same period in 2002. As a percentage of total revenues, general and administrative expenses were 18.8% for the six months ended April 30, 2003, up from 14.7% for the same period in 2002.

The increased expenses resulted from a number of factors including increased headcount from the NetSchools acquisition in the second half of 2002, increased insurance and professional services costs resulting from the changing regulatory environment, and additions to our management team and infrastructure, including the installation of a new enterprise resource planning system, necessary to grow our business over the long-term. We continue to believe the benefits from this infrastructure investment will generate increased revenues in the future. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

Product Development and Customer Support. Product development and customer support expenses increased 24.2% to $3,200 for the three months ended April 30, 2003 from $2,577 for the same period in 2002. As a percentage of total revenues, product development and customer support expenses were 18.3% for the three months ended April 30, 2003, up from 15.0% for the same period in 2002.

Product development and customer support expenses increased 18.2% to $6,334 for the six months ended April 30, 2003 from $5,358 for the same period in 2002. As a percentage of total revenues, product development and customer support expenses were 20.5% for the six months ended April 30, 2003, up from 17.1% for the same period in 2002.

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

Capitalized development costs were $1,501 and $3,168 for the three and six months ended April 30, 2003, respectively, compared to $1,917 and $3,262 for the same periods in 2002. Amortization of previously capitalized development costs was $1,330 and $2,624 for the three and six months ended April 30, 2003, respectively, up from $1,001 and $1,940 for the same periods in 2002, as projects completed during prior periods are now being amortized to expense. We expect amortization to increase throughout 2003 as additional products are completed, and, as a result, product development expense is expected to increase throughout the remainder of fiscal 2003.

Amortization of Intangibles. Amortization expense increased $251 and $458 for the three and six months ended April 30, 2003, respectively, as compared to 2002, as a result of the NetSchools and Learning Elements acquisitions in the second half of 2002.

Restructuring Charge. The restructuring charge in 2003 represented primarily severance costs associated with the December 2002 reduction of our workforce. We reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented approximately 10% of our planned workforce. Substantially all of these severance costs were paid as of January 31, 2003.

In May 2003, we severed relationships with three senior executives (our Chief Operating Officer, our Managing Director of operations in the United Kingdom, and a co-founder of NetSchools) and three other employees. Severance charges of approximately $400 will be incurred in the third quarter of 2003.

Interest Income

Interest income was $92 and $212 for the three and six months ended April 30, 2003 and $189 and $557 for the same periods in 2002. The decreased interest income is due to lower invested balances at lower interest rates as compared to 2002. Invested balances decreased due to cash being used for our acquisitions in 2002 and our stock repurchases in 2003.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Income Taxes

Our effective income tax rate for the three months ended April 30, 2003 was 44.1%, compared to 48.1% for the same period in 2002. Our effective income tax rate for the six months ended April 30, 2003 was 42.0%, compared to 37.1% for the same period in 2002. Our 2003 annual effective tax rate is expected to be in the 41% to 46% range. However, as was the case for fiscal year 2002, it will be highly dependent upon the taxable income in each of our taxable jurisdictions. We do not expect to incur significant losses in our foreign subsidiaries; however, if we do, the effective income tax rate will increase. Conversely, if our foreign subsidiaries are profitable in 2003, our effective tax rate will decrease.

FINANCIAL CONDITION

Liquidity and Capital Resources

At April 30, 2003, our principal sources of liquidity included cash and cash equivalents of $24,202, net accounts receivable of $26,631, and our unused line of credit.

Working capital was $35,808 at April 30, 2003 and $44,088 at October 31, 2002. Cash and cash equivalents decreased $6,188 as cash was used for product development, capital expenditures and stock repurchases. Accounts receivable decreased $6,403 as year end balances were collected, typical for the seasonality of our business. Our current deferred tax asset increased $3,785 due to the income tax benefit recorded for the current year-to-date loss. Accrued payables and liabilities decreased $1,424 as year end balances were paid. Current deferred revenue increased $547 from year end as a result of increased sales of our services and subscription-based products.

Cash flows from operations were used principally to fund our working capital requirements. Net cash provided by operating activities was $62 and $2,115 for the six months ended April 30, 2003 and 2002, respectively.

Net cash used in our investing activities was $3,996 and $5,275 for the six months ended April 30, 2003 and 2002, respectively. In 2003, as compared to 2002, we decreased our investment in capitalized product development costs by $94. We also decreased our capital expenditures by $1,185, primarily because we purchased and installed a new enterprise resource planning system in 2002. At April 30, 2003, we had no material commitments for capital expenditures

Net cash used in our financing activities was $2,273 for the six months ended April 30, 2003, compared to net cash provided of $766 for the same period in 2002. In 2003, we repurchased 458,000 shares of our common stock for an aggregate cost of $2,161. A stock repurchase plan was approved by our Board of Directors in December 2001 and authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. Cumulatively, we have repurchased approximately 1,446,000 shares for an aggregate cost of approximately $13,500 under the repurchase plan and approximately $1,500 remains available for future repurchases, if any. In 2002, we received approximately $962 from the exercise of stock options and warrants.

We have resources available under our revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At April 30, 2003, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Debt Service Coverage covenant for the period ended April 30, 2003 and we have received a waiver from our lender covering this noncompliance for such period.

From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future.

We maintain adequate cash balances and credit facilities to meet our anticipated working capital, capital expenditure and business investment requirements for the foreseeable future.

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
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Factors Affecting Quarterly Operating Results

Our quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions, client spending patterns, budget cycles and fiscal year ends and promotional programs. The current budget difficulties facing many states may have a significant impact on future revenues; however, we believe they will not have a significant impact on the collection of our accounts receivable. A change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. We historically have experienced our lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving credit facility with interest rates that fluctuate based upon market indexes. At April 30, 2003, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Approximately 2.3% and 9.5% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended April 30, 2003 and 2002, respectively. Approximately 2.7% and 8.0% of our total revenues were denominated in currencies other than the U.S. dollar for the six months ended April 30, 2003 and 2002, respectively.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on March 4, 2003. There were 16,750,223 shares of Common Stock entitled to vote at the meeting and a total of 15,108,379 shares (90.2%) were represented at the meeting.

Voting was as follows:

1.	Election of Director John Murray: For 11,518,427, Withhold 3,589,952

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending October 31, 2003: For 14,157,939, Against 943,064, Abstain 7,376, Broker Non Vote 0.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 2003.

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

I, John Murray, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of PLATO Learning, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ John Murray

President and Chief Executive Officer

CERTIFICATIONS

The undersigned, in his capacity as an officer of PLATO Learning, Inc., provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, Gregory J. Melsen, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of PLATO Learning, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Gregory J. Melsen

Vice President Finance and Chief Financial Officer