Form 10-Q
period 2003-07-31
PLATO LEARNING INC
filed 2003-09-15
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes     X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	16,365,524 shares

Class	Outstanding as of August 31, 2003

(This document contains 31 pages)

PLATO Learning, Inc.
Form 10-Q

PLATO Learning, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenues:
License fees	$18,106	$15,509	$38,694	$39,509
Services	3,918	2,880	11,597	8,067
Other	1,769	1,217	4,426	3,289

Total revenues	23,793	19,606	54,717	50,865

Cost of revenues:
License fees	1,196	854	2,603	2,637
Services	533	481	1,908	1,058
Other	1,649	954	3,951	2,717

Total cost of revenues	3,378	2,289	8,462	6,412

Gross profit	20,415	17,317	46,255	44,453

Operating expenses:
Sales and marketing	11,364	10,281	33,008	29,175
General and administrative	2,950	3,091	8,754	7,673
Product development and customer support	3,379	3,899	9,713	9,257
Amortization of intangibles	450	343	1,270	705
Restructuring charge	422	—	802	—
Purchased in-process research and development	—	360	—	360

Total operating expenses	18,565	17,974	53,547	47,170

Operating earnings (loss)	1,850	(657)	(7,292)	(2,717)
Interest income	83	171	295	728
Interest expense	(34)	(34)	(88)	(107)
Other expense, net	(14)	(30)	(43)	(139)

Earnings (loss) before income taxes	1,885	(550)	(7,128)	(2,235)
Income tax expense (benefit)	1,600	(350)	(2,185)	(975)

Net earnings (loss)	$285	$(200)	$(4,943)	$(1,260)

Earnings (loss) per share:
Basic and diluted	$0.02	$(0.01)	$(0.30)	$(0.08)

Weighted average common shares outstanding:
Basic	16,363	16,676	16,558	16,512

Diluted	16,420	16,676	16,558	16,512

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,	October 31,
	2003	2002

	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$26,916	$30,390
Accounts receivable, net	33,613	33,034
Prepaid expenses and other current assets	4,392	4,870
Deferred income taxes	5,523	3,338

Total current assets	70,444	71,632
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $7,064 and $5,437, respectively	5,068	5,210
Product development costs, net of accumulated amortization of $10,295 and $6,083, respectively	14,252	13,545
Deferred income taxes	11	11
Goodwill	39,201	38,331
Identified intangible assets, net	13,879	15,374
Other assets	1,669	1,552

Total assets	$144,524	$145,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,227	$888
Accrued employee salaries and benefits	6,905	6,979
Accrued liabilities	3,378	4,786
Deferred revenue	20,263	14,891

Total current liabilities	32,773	27,544
Deferred revenue	4,801	3,946
Other liabilities	377	582

Total liabilities	37,951	32,072

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 18,089 shares issued and 16,365 shares outstanding at July 31, 2003; 18,078 shares issued and 16,812 shares outstanding at October 31, 2002	164	168
Paid in capital	129,853	129,802
Treasury stock at cost, 1,724 and 1,266 shares, respectively	(18,401)	(16,244)
Retained earnings (accumulated deficit)	(4,298)	645
Accumulated other comprehensive loss	(745)	(788)

Total stockholders’ equity	106,573	113,583

Total liabilities and stockholders’ equity	$144,524	$145,655

Note: The balance sheet at October 31, 2002 has been derived from our audited financial statements at that date. See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	July 31,

	2003	2002

Operating activities:
Net loss	$(4,943)	$(1,260)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(2,185)	(975)
Amortization of capitalized product development costs	4,202	3,006
Amortization of identified intangible assets	1,495	930
Depreciation of equipment and leasehold improvements	1,635	1,183
Provision for doubtful accounts	1,607	1,501
Purchased in-process research and development	—	360
Stock-based compensation	—	45
Loss on disposal of equipment	59	100
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,220)	(2,655)
Prepaid expenses and other current and noncurrent assets	395	58
Accounts payable	1,339	(2,578)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(1,484)	109
Deferred revenue	5,350	624

Total adjustments	10,193	1,708

Net cash provided by operating activities	5,250	448

Investing activities:
Capitalization of product development costs	(4,893)	(5,014)
Capital expenditures	(1,542)	(2,592)
Acquisitions, net of cash acquired $153 in 2002	—	(9,310)

Net cash used in investing activities	(6,435)	(16,916)

Financing activities:
Repurchase of common stock	(2,161)	(11,089)
Net proceeds from issuance of common stock	51	1,277
Repayments of capital lease obligations	(196)	(233)
Repayments of bank debt	—	(2,366)

Net cash used in financing activities	(2,306)	(12,411)

Effect of foreign currency on cash	17	138

Net decrease in cash and cash equivalents	(3,474)	(28,741)
Cash and cash equivalents at beginning of period	30,390	61,568

Cash and cash equivalents at end of period	$26,916	$32,827

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

Revenue from the sale of courseware licenses and computer hardware is recognized upon meeting the following criteria: (i) a written customer order is executed, (ii) courseware and hardware are delivered, (iii) the license fee is fixed or determinable and (iv) collectibility of the fee is probable. For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence of the relative fair value of each deliverable. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. For software arrangements in which we do not have vendor-specific objective evidence of fair value for undelivered elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered. Upon delivery, future service costs, if any, are accrued. Future service costs represent our problem resolution and support “hotline” services for a one-year period. Revenue from our subscription-based products, primarily the PLATO Web Learning Network, is deferred and recognized ratably over the contract period.

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

We have adopted the disclosure provisions of SFAS 148 and the following table compares net earnings (loss) and the related per share amounts to the pro forma amounts that would be reported had compensation expense been recognized in accordance with the fair value method of SFAS 123, as amended by SFAS 148:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net earnings (loss), as reported	$285	$(200)	$(4,943)	$(1,260)
Deduct: stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(68)	(160)	(2,638)	(2,448)

Pro forma net earnings (loss)	$217	$(360)	$(7,581)	$(3,708)

Basic and diluted earnings (loss) per share:
As reported	$0.02	$(0.01)	$(0.30)	$(0.08)

Pro forma	$0.01	$(0.02)	$(0.46)	$(0.22)

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

The operating results of NetSchools were included in our consolidated statements of operations from the date of acquisition. Our unaudited pro forma consolidated results of operations, as if the NetSchools acquisition had occurred at the beginning of the period presented, were as follows:

Nine Months Ended
July 31, 2002

(Unaudited)
Revenues	$56,302
Net loss	(6,192)
Basic and diluted loss per share	(0.36)

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

5. Accounts Receivable

The components of accounts receivable were as follows:

	July 31,	October 31,
	2003	2002

Trade accounts receivable	$17,821	$14,865
Installment accounts receivable	19,491	20,936
Allowance for doubtful accounts	(3,699)	(2,767)

	$33,613	$33,034

Installment accounts receivable include amounts not yet billed that are due within one year from the balance sheet date. Installment receivables to be billed beyond one year from the balance sheet date are included in other assets on the consolidated balance sheets and were $1,256 at July 31, 2003 and $1,144 at October 31, 2002.

The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $555 and $600 for the three months and $1,607 and $1,501 for the nine months ended July 31, 2003 and 2002, respectively.

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

Goodwill

SFAS 142 requires that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We operate one reporting unit and, therefore, we test goodwill impairment on an enterprise wide basis. As of October 31, 2002, our annual impairment test indicated that goodwill was not impaired; however, as of July 31, 2003, and for much of fiscal year 2003, the market value of our common stock had declined to a point where our market capitalization was below our net book value. Although our stock price has recently increased to where our market capitalization exceeded our net book value in early September 2003, this increase could reverse by year end. We consider the market capitalization, prevailing control premiums and other factors when we test goodwill impairment. Based on the weight of available evidence, we believe that events and circumstances do not indicate the need to test goodwill impairment as of July 31, 2003; however, should events and circumstances change, an interim goodwill impairment test may be necessary prior to the annual test on October 31, 2003. Such events and circumstances include a prolonged decline in our stock price and may result in a future impairment loss that could have a significant impact on our consolidated financial statements including a large non-cash charge to the statement of operations.

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Identified Intangible Assets

Identified intangible assets subject to amortization were as follows:

	July 31, 2003			October 31, 2002

		Accum-			Accum-
	Gross	ulated	Net	Gross	ulated	Net
	Carrying	Amort-	Carrying	Carrying	Amort-	Carrying
	Value	ization	Value	Value	ization	Value

Acquired technology	$14,145	$(1,991)	$12,154	$14,145	$(936)	$13,209
Trademark	1,380	(591)	789	1,380	(444)	936
Customer lists	1,300	(531)	769	1,300	(339)	961
Employment agreement	413	(246)	167	413	(145)	268

	$17,238	$(3,359)	$13,879	$17,238	$(1,864)	$15,374

Amortization expense for identified intangible assets was $525 and $418 for the three months ended July 31, 2003 and 2002, respectively, of which $75 was included in product development and customer support expense for each period. Amortization expense for identified intangible assets was $1,495 and $930 for the nine months ended July 31, 2003 and 2002, respectively, of which $225 was included in product development and customer support expense for each period.

The estimated annual amortization expense for identified intangible assets is as follows:

2003	$2,044
2004	2,222
2005	2,325
2006	2,298
2007	2,276
Thereafter	4,209

$15,374

7. Debt

There were no borrowings outstanding under our revolving loan agreement at July 31, 2003. We did not comply with the Minimum Debt Service Coverage covenant contained in our revolving loan agreement for the period ended July 31, 2003. We have received a waiver from our lender covering this noncompliance for such period. For further information regarding our revolving loan agreement, refer to Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

8. Stockholders’ Equity

Common Stock Repurchased

We repurchased approximately 458,000 shares of our common stock for an aggregate cost of $2,161 during the nine months ended July 31, 2003. These shares are presented as treasury stock in the consolidated balance sheet.

9. Restructuring Charge

In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees. The consolidated statement of operations for the three months ended July 31, 2003 included a restructuring charge of $422 for severance costs related to this action. As of July 31, 2003, approximately $210 of these severance costs have been paid, with the remaining costs expected to be paid by August 2004.

In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented approximately 10% of our planned workforce. The consolidated statement of operations for the three months ended January 31, 2003 included a restructuring charge of $380 for severance costs related to this reduction. Substantially all of these severance costs were paid as of January 31, 2003.

10. Per Share Data

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net earnings (loss)	$285	$(200)	$(4,943)	$(1,260)

Basic:
Weighted average common shares outstanding	16,363	16,676	16,558	16,512

Basic earnings (loss) per share	$0.02	$(0.01)	$(0.30)	$(0.08)

Diluted:
Weighted average common shares outstanding	16,363	16,676	16,558	16,512
Potential common shares:
Stock options and warrants	57	—	—	—

Weighted average common and potential common shares outstanding for diluted loss per share	16,420	16,676	16,558	16,512

Diluted earnings (loss) per share	$0.02	$(0.01)	$(0.30)	$(0.08)

The calculation of diluted loss per share for the nine months ended July 31, 2003 excluded the effect of approximately 3,050,000 potential common shares from the conversion of outstanding options and warrants as they were antidilutive.

The calculation of diluted loss per share for the three and nine months ended July 31, 2002 excluded the effect of approximately 2,421,000 potential common shares from the conversion of outstanding options and warrants as they were antidilutive.

11. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net income (loss)	$285	$(200)	$(4,943)	$(1,260)
Foreign currency translation adjustments	9	242	43	231

Total comprehensive income (loss)	$294	$42	$(4,900)	$(1,029)

12. Segment and Geographic Information

We operate in the single business segment of educational software. Revenues are attributed to geographic locations based upon the location of the customer. Revenues from foreign customers, primarily in Canada and the United Kingdom, were $658 and $1,654 for the three months and $1,489 and $4,161 for the nine months ended July 31, 2003 and 2002, respectively.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

13. New Accounting Pronouncements

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

14. Subsequent Event

On September 9, 2003, we signed an Agreement and Plan of Merger with Lightspan, Inc. (“Lightspan”), a leading provider of curriculum-based educational software and online products and services used in schools, at home and in community colleges. The merger will allow us to offer two strong and complimentary brands that will significantly enhance our K-12 district level and post secondary selling efforts.

Pursuant to the merger, we will acquire all the shares of publicly-held Lightspan in exchange for shares of our common stock. The definitive exchange ratio is based on the volume-weighted average of the closing price of our common stock for the 15 trading days prior to the closing date. Depending on the definitive exchange ratio, Lightspan’s shareholders will own between 28% and 33% of our fully-diluted outstanding shares following the transaction. For example, assuming the value of a PLATO Learning common share is greater than $7.89 per share, approximately 6.5 million shares of our common stock will be issued based on an exchange ratio of 1.330 shares of our common stock for each share of Lightspan common stock. If the weighted average value of a PLATO Learning common share declines below $7.89 per share, the exchange ratio could increase to a maximum of 1.685 shares of our common stock for each share of Lightspan common stock. The transaction requires and is subject to the approval by both PLATO Learning and Lightspan stockholders and certain regulatory clearances, including the effectiveness of a registration statement registering the common stock to be issued to Lightspan stockholders and other customary closing conditions.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Lightspan generated revenues of approximately $50,000 in its fiscal year ended January 31, 2003. The merger is expected to be modestly dilutive to our earnings per share in fiscal year 2004, particularly in the earlier quarters of the fiscal year. Earnings per share will be impacted by non-cash charges for amortization of intangible assets created as a result of the transaction. The transaction is expected to be accretive to earnings in 2004 excluding these charges, and is expected to be accretive to reported earnings in fiscal year 2005.

As a result of this Agreement and Plan of Merger with Lightspan, we are in violation of our revolving loan agreement and are currently unable to utilize our line of credit. There are currently no borrowings outstanding under our revolving loan agreement. We are working with our bank to resolve this violation.

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

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant assumptions and judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated financial statements.

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

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

The most significant judgments regarding capitalization of product development costs typically involve the determination of whether development efforts should be expensed or have reached technological feasibility and should be capitalized, and the recoverability of capitalized costs. We continually evaluate our capitalized costs to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Estimating net realizable value requires us to estimate future cash flows to be generated by the product and to use judgment in quantifying the amount, if any, to be written off. Actual cash flows and amounts realized from the courseware products could differ materially from those estimated. In addition, any future changes to our courseware product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated financial statements.

Deferred Income Tax Asset

We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of the deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize the extent to which the future tax benefits will be recognized.

At July 31, 2003 we had a net deferred tax asset of $5,534 (current and long-term). This deferred tax asset is net of a valuation allowance related to a foreign net operating loss carryforward. Approximately $9,600 of the deferred tax asset relates to our net operating loss carryforward in the United States. At July 31, 2003, our total net operating loss carryforwards in the United States were approximately $23,200. These loss carryforwards expire in varying amounts between 2004 and 2022. Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized. We base this belief upon the levels of taxable income generated historically as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance for the entire deferred tax asset, which would have a significant impact on our consolidated financial statements. We also have net operating loss carryforwards related to our foreign subsidiaries. We have provided a full valuation allowance related to these deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

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

As of October 31, 2002, our annual impairment test indicated that goodwill was not impaired; however, as of July 31, 2003, and for much of fiscal year 2003, the market value of our common stock had declined to a point where our market capitalization was below our net book value. Although our stock price has recently increased to where our market capitalization exceeded our net book value in early September 2003, this increase could reverse by year end. Based on the weight of available evidence, we believe that events and circumstances do not indicate the need to test goodwill impairment as of July 31, 2003; however, should events and circumstances change, an interim goodwill impairment test may be necessary prior to the annual test on October 31, 2003. Such events and circumstances include a prolonged decline in our stock price and may result in a future impairment loss that could have a significant impact on our consolidated financial statements including a large non-cash charge to the statement of operations.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenues:
License fees	76.1%	79.1%	70.7%	77.7%
Services	16.5	14.7	21.2	15.8
Other	7.4	6.2	8.1	6.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	14.2	11.7	15.5	12.6

Gross profit	85.8	88.3	84.5	87.4

Operating expenses:
Sales and marketing	47.7	52.4	60.3	57.3
General and administrative	12.4	15.8	16.0	15.1
Product development and customer support	14.2	19.9	17.8	18.2
Amortization of intangibles	1.9	1.8	2.3	1.4
Restructuring charge	1.8	—	1.4	—
Purchased in-process research and development	—	1.8	—	0.7

Total operating expenses	78.0	91.7	97.8	92.7

Operating income (loss)	7.8	(3.4)	(13.3)	(5.3)
Interest income and expense and other expense, net	0.1	0.6	0.3	0.9

Earnings (loss) before income taxes	7.9	(2.8)	(13.0)	(4.4)
Income tax expense (benefit)	6.7	(1.8)	(4.0)	(1.9)

Net earnings (loss)	1.2%	(1.0)%	(9.0)	(2.5)%

Revenues

Total Revenues. Total revenues increased 21.4% to $23,793 for the three months ended July 31, 2003 from $19,606 for the same period in 2002. The increase was due to the $2,597 increase in license fees revenues, the $1,038 increase in services revenues and the $552 increase in other revenues.

Total revenues increased 7.6% to $54,717 for the nine months ended July 31, 2003 from $50,865 for the same period in 2002. The increase was due to the $3,530 increase in services revenues and the $1,137 increase in other revenues, offset by the $815 decrease in license fees revenues.

We closed 36 larger deals during the three months ended July 31, 2003, as compared to 20 for the same period in 2002. For the 2003 period, we had 26 deals between $100 and $249 that aggregated approximately $4,400, and 10 deals of $250 or more that totaled approximately $6,800. While these deals contributed to this quarter’s revenue growth, they also significantly added to our deferred revenue balances. For the 2002 period, we had 18 deals in $100 to $249 range totaling approximately $2,800, and two deals of $250 or more that equaled approximately $900. The number and magnitude of these larger deals can have a significant impact on our quarterly results.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

License Fees. Revenues from license fees increased 16.7% to $18,106 for the three months ended July 31, 2003 from $15,509 for the same period in 2002. As a percentage of total revenues, license fees revenues were 76.1% for the three months ended July 31, 2003, down from 79.1% for the same period in 2002.

Revenues from license fees decreased 2.1% to $38,694 for the nine months ended July 31, 2003 from $39,509 for the same period in 2002. As a percentage of total revenues, license fees revenues were 70.7% for the nine months ended July 31, 2003, down from 77.7% for the same period in 2002.

License fees revenues decreased for the nine month period in 2003 compared to the same period in 2002 due to funding delays and economic uncertainties, particularly state budget difficulties, which significantly impacted the level of purchasing done by our customers. While there has been improvement in the flow of federal funds to education in the third quarter, which contributed to the increase in license fees revenues for the three month period, these conditions are expected to continue to impact our revenues for the remainder of fiscal 2003 and into 2004.

In addition, we are experiencing an increasing shift away from perpetual license sales and a growing customer desire to license our products on a subscription basis. While this has a negative impact on revenues in the short-term, it has positive implications for the longer term, including greater predictability of future revenues. Sales of our subscription-based products continue to grow. Our order intake for subscription products was $2,503 and $5,376 for the three and nine months ended July 31, 2003, respectively, and we recognized $1,806 and $5,197 of this ratable revenue during the same periods. This compares to $1,800 and $3,943 of order intake and $1,124 and $2,563 of recognized revenue for the same periods in 2002.

Our strategic acquisitions in the second half of 2002 contributed $565 and $165 of license fees revenues for the three months ended July 31, 2003 and 2002, respectively. They accounted for $1,313 and $165 of license fees revenues for the nine months ended July 31, 2003 and 2002, respectively.

Services. Revenues from services increased 36.0% to $3,918 for the three months ended July 31, 2003 from $2,880 for the same period in 2002. As a percentage of total revenues, services revenues were 16.5% for the three months ended July 31, 2003 up from 14.7% for the same period in 2002.

Revenues from services increased 43.8% to $11,597 for the nine months ended July 31, 2003 from $8,067 for the same period in 2002. As a percentage of total revenues, services revenues were 21.2% for the nine months ended July 31, 2003 up from 15.8% for the same period in 2002.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

These revenue increases resulted from increased services to correlate curriculum to standards and to aid in the professional development of teachers, demonstrating the strategic value of our acquisitions in 2002, and from the continued growth in customer acceptance of our training and technical support services.

Our strategic acquisitions in the second half of 2002 contributed $117 and $404 of services revenues for the three months ended July 31, 2003 and 2002, respectively. They accounted for $744 and $404 of services revenues for the nine months ended July 31, 2003 and 2002, respectively.

Other. Other revenues, including hardware and third-party courseware products, increased 45.4% to $1,769 for the three months ended July 31, 2003 from $1,217 for the same period in 2002. As a percentage of total revenues, other revenues were 7.4% for the three months ended July 31, 2003 and 6.2% for the same period in 2002.

Other revenues increased 34.6% to $4,426 for the nine months ended July 31, 2003 from $3,289 for the same period in 2002. As a percentage of total revenues, other revenues were 8.1% for the nine months ended July 31, 2003 and 6.5% for the same period in 2002.

These revenue increases were primarily due to an increased level of hardware sales, especially those necessary to satisfy a contract with a previous NetSchools customer.

Cost of Revenues

Total cost of revenues increased 47.6% to $3,378 for the three months ended July 31, 2003 from $2,289 for the same period in 2002. Total cost of revenues increased 32.0% to $8,462 for the nine months ended July 31, 2003 from $6,412 for the same period in 2002. These increases were primarily due to the changes in revenue discussed above, primarily the increased hardware sales and secondarily the increase in services revenues.

Gross profit margin was 85.8% for the three months ended July 31, 2003, down from 88.3% for the same period in 2002. Gross profit margin was 84.5% for the nine months ended July 31, 2003, down from 87.4% for the same period in 2002.

The gross profit margin calculation excludes customer support costs and the amortization of capitalized product development costs which are presented in operating expenses. These decreases in gross profit margin resulted primarily from the higher proportion of other revenues included in our product sales mix in 2003. Future gross profit margin will be dependent primarily on our revenue mix.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 10.5% to $11,364 for the three months ended July 31, 2003 from $10,281 for the same period in 2002. As a percentage of total revenues, sales and marketing expenses were 47.7% for the three months ended July 31, 2003, down from 52.4% for the same period in 2002.

Sales and marketing expenses increased 13.1% to $33,008 for the nine months ended July 31, 2003 from $29,175 for the same period in 2002. As a percentage of total revenues, sales and marketing expenses were 60.3% for the nine months ended July 31, 2003, up from 57.3% for the same period in 2002.

For the three month period, sales and marketing expenses increased primarily due to increased commissions resulting from the growth in revenue. For the nine month period, the increased expenses resulted from a number of factors including increased headcount from the NetSchools acquisition in the second half of 2002, additional investment in sales and marketing on the East Coast of the United States, increased marketing costs necessary to generate our future revenue growth, and additions to our infrastructure necessary to grow our business over the long-term. Sales and marketing expenses in 2003 are expected to increase compared to 2002 given our expectations that these efforts will generate revenue growth. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

General and Administrative. General and administrative expenses decreased 4.6% to $2,950 for the three months ended July 31, 2003 from $3,091 for the same period in 2002. As a percentage of total revenues, general and administrative expenses were 12.4% for the three months ended July 31, 2003, down from 15.8% for the same period in 2002.

General and administrative expenses increased 14.1% to $8,754 for the nine months ended July 31, 2003 from $7,673 for the same period in 2002. As a percentage of total revenues, general and administrative expenses were 16.0% for the nine months ended July 31, 2003, up from 15.1% for the same period in 2002.

The increased general and administrative expenses for the nine month period resulted from a number of factors including increased headcount from the NetSchools acquisition in the second half of 2002, increased insurance and professional services costs resulting from the changing regulatory environment, and additions to our infrastructure, including the installation of a new enterprise resource planning system, and, most recently, a customer relationship management (CRM) system which will help grow our business over the long-term. We continue to believe the benefits from this infrastructure investment will increase controls and generate increased revenues in the future. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Product Development and Customer Support. Product development and customer support expenses decreased 13.3% to $3,379 for the three months ended July 31, 2003 from $3,899 for the same period in 2002. As a percentage of total revenues, product development and customer support expenses were 14.2% for the three months ended July 31, 2003, down from 19.9% for the same period in 2002.

Product development and customer support expenses increased 4.9% to $9,713 for the nine months ended July 31, 2003 from $9,257 for the same period in 2002. As a percentage of total revenues, product development and customer support expenses were 17.8% for the nine months ended July 31, 2003, down from 18.2% for the same period in 2002.

The decrease for the three month period resulted from the completion of certain projects and the consolidation of our product development groups. The increase for the nine month period reflects our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs and related amortization are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

Capitalized development costs were $1,725 and $4,893 for the three and nine months ended July 31, 2003, respectively, compared to $1,752 and $5,014 for the same periods in 2002. Amortization of previously capitalized development costs was $1,578 and $4,202 for the three and nine months ended July 31, 2003, respectively, up from $1,066 and $3,006 for the same periods in 2002, as projects completed during prior periods are now being amortized to expense. We expect amortization to increase throughout 2003 as additional products are completed, and, as a result, product development expense is expected to increase throughout the remainder of fiscal 2003.

Amortization of Intangibles. Amortization expense increased $107 and $565 for the three and nine months ended July 31, 2003, respectively, as compared to 2002, as a result of the NetSchools and Learning Elements acquisitions in the second half of 2002.

Restructuring Charge. In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees. The consolidated statement of operations for the three months ended July 31, 2003 included a restructuring charge of $422 for severance costs related to this action. As of July 31, 2003, approximately $210 of these severance costs have been paid, with the remaining costs expected to be paid by August 2004. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented approximately 10% of our planned workforce. The consolidated statement of operations for the three months ended January 31, 2003 included a restructuring charge of $380 for severance costs related to this reduction. Substantially all of these severance costs were paid as of January 31, 2003.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Interest Income

Interest income was $83 and $295 for the three and nine months ended July 31, 2003 and $171 and $728 for the same periods in 2002. The decreased interest income is due to lower invested balances at lower interest rates as compared to 2002. Invested balances decreased due to cash being used for our acquisitions in 2002 and our stock repurchases in 2003.

Income Taxes

Our consolidated effective income tax rate for the three months ended July 31, 2003 was 84.9%, compared to 63.6% for the same period in 2002. Our consolidated effective income tax rate for the nine months ended July 31, 2003 was 30.7%, compared to 43.6% for the same period in 2002. Our consolidated effective tax rate for the third quarter increased significantly due to our actual operating results and changes in the outlook for each of our taxable jurisdictions. Our United Kingdom subsidiary incurred a loss for the three and nine months ended July 31, 2003, and we expect a loss there for the fiscal year. As discussed in our Critical Accounting Policies under “Deferred Income Tax Asset”, these losses in the United Kingdom are fully reserved and provide no benefit to our consolidated effective tax rate. The effective tax rate in the United States is expected to be in the low to mid 40% range. However, since our consolidated results include the losses from the United Kingdom that provide no recorded tax benefit, the consolidated effective rate will likely be different. With this, and the expected profit in the United States, our 2003 consolidated annual effective tax rate will likely be in excess of 100% if we have consolidated pretax income for our fiscal year. If we incur a consolidated pretax loss for the fiscal year, we could still be required to record tax expense, or perhaps a smaller than normal tax benefit. As was the case for fiscal year 2002, our annual effective tax rate will be highly dependent upon the taxable income in each of our taxable jurisdictions, which has had and will continue to have an erratic effect on our interim results and make estimating an annual effective tax rate difficult.

FINANCIAL CONDITION

Liquidity and Capital Resources

At July 31, 2003, our principal sources of liquidity included cash and cash equivalents of $26,916, net accounts receivable of $33,613, and our unused line of credit.

Working capital was $37,671 at July 31, 2003 and $44,088 at October 31, 2002. Cash and cash equivalents decreased $3,474 during the nine month period as cash was used for product development, capital expenditures and stock repurchases. Our current deferred tax asset increased $2,185 due to the income tax benefit recorded for the current year-to-date loss in the United States. Current deferred revenue increased $5,372 from year-end as a result of increased sales of our services and subscription-based products, as explained previously. We expect deferred revenues to continue to increase as sales of these products increase.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Cash flows from operations were used principally to fund our working capital requirements. Net cash provided by operating activities was $5,250 and $448 for the nine months ended July 31, 2003 and 2002, respectively. Contributing to this increase in cash flows from operations was the increase in deferred revenues explained earlier.

Net cash used in our investing activities was $6,435 and $16,916 for the nine months ended July 31, 2003 and 2002, respectively. In 2003, as compared to 2002, we decreased our capital expenditures by $1,050, primarily because we purchased and installed a new enterprise resource planning system in 2002. Additionally, in 2003 we purchased a new customer relationship management (CRM) system. At July 31, 2003, we had no material commitments for capital expenditures. In addition, in 2002, we used $9,310 of cash for the acquisition of NetSchools.

Net cash used in our financing activities was $2,306 and $12,411 for the nine months ended July 31, 2003 and 2002, respectively. In 2003, we repurchased 458,000 shares of our common stock for an aggregate cost of $2,161. In 2002, we repurchased 953,000 shares for an aggregate cost of $11,089. A stock repurchase plan was approved by our Board of Directors in December 2001 which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. Cumulatively, we have repurchased approximately 1,446,000 shares for an aggregate cost of approximately $13,500 under the repurchase plan and approximately $1,500 remains available for future repurchases, if any. In addition, in 2002, we received approximately $1,277 from the exercise of stock options and warrants and paid $2,366 to retire bank debt assumed with the NetSchools acquisition.

We have resources available under our revolving loan agreement, which expires on July 1, 2004, to provide borrowings up to $12,500, as determined by the available borrowing base. At July 31, 2003, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Debt Service Coverage covenant for the period ended July 31, 2003 and we have received a waiver from our lender covering this noncompliance for such period.

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

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving credit facility with interest rates that fluctuate based upon market indexes. At July 31, 2003, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

PLATO Learning, Inc.
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands, except per share amounts)

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Approximately 2.8% and 8.4% of our total revenues for the three months ended July 31, 2003 and 2002, respectively, and approximately 2.7% and 8.2% of our total revenues for the nine months ended July 31, 2003 and 2002, respectively, were denominated in currencies other than the U.S. dollar.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any litigation that is expected to have a material adverse effect on our business or our consolidated financial statements.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On June 3, 2003, we filed a Current Report on Form 8-K to announce our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 2003.

PLATO LEARNING, INC.

By	/s/ John Murray

President and
Chief Executive Officer
(principal executive officer)

/s/ Gregory J. Melsen

Vice President Finance and
Chief Financial Officer
(principal financial officer)

/s/ Mary Jo Murphy

Vice President, Corporate Controller and
Chief Accounting Officer
(principal accounting officer)