Form 10-K
period 2003-10-31
PLATO LEARNING INC
filed 2004-01-28
CIK 893965

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

Common Stock, Par Value $.01

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.     Yes ☑          No ☐

      The number of shares of the Registrant’s common stock, par value $.01, outstanding as of January 8, 2004 was 22,967,141 shares. The aggregate market value of common stock (based on the closing price on January 8, 2004) held by non-affiliates of the Registrant was approximately $265,890,000.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 4, 2004 (the “2004 Proxy Statement”) are incorporated by reference in Parts II and III.

PLATO LEARNING, INC.

Form 10-K
Fiscal Year Ended October 31, 2003

PART I.

Item 1.	Business

Overview

      PLATO Learning, Inc. is a leading provider of computer and web-based instruction, curriculum planning and management, assessment and related professional development and support services to K-12 schools. We also provide these products and services to two- and four-year colleges, job training programs, correctional institutions, military education programs, corporations and individuals. We benefit from our respected 40+ year heritage and proven track record of student achievement based on our award-winning instructional solutions. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) and Reading First federal legislation. We also offer online and onsite staff development, alignment and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.

      We provide an effective complement or supplement to classroom instruction that helps close the achievement gap for all learners. Our curriculum courseware components, while fully sequenced and integrated with each other, can also be selected individually to meet the differing needs of schools and teachers. They are aligned to local, state and national performance standards. The PLATO® Learning System consists of curriculum and instructional management tools, assessment, alignment and correlation tools, mastery-based courseware and related professional services, and is designed to help schools meet the mandates of federal and state accountability legislation, special programs such as Title I and special education, and other programs and learning environments.

      Our research-based courseware library includes over 4,000 hours of mastery-based instruction covering over 12,500 learning objectives in the subject areas of reading, writing, language arts, math, science, social studies and work skills. Our web-based assessment and alignment tools ensure that curriculum is aligned to local, state and national standards. Educators are able to identify each individual student’s instructional needs and prescribe a personalized learning program using PLATO® courseware, over 40,000 teacher-screened educational web sites, and the school’s own textbooks and software. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents, students, teachers and administrators in the learning process.

      We operate our principal business in the single industry segment of educational software (see Note 16 to Consolidated Financial Statements).

Recent Developments

      In November 2003, we acquired Lightspan, Inc. (“Lightspan”) following approval by PLATO and Lightspan shareholders. Lightspan is a provider of curriculum-based educational software and on-line assessment products and services that increase student achievement and enhance teacher professional development. These products are used in schools and homes and align with all key federal reform initiatives, offering school districts a comprehensive achievement and accountability system to assess, align, instruct and evaluate. This acquisition is expected to strengthen our product offerings in the K-8 and post-secondary markets and enhance our ability to provide comprehensive solutions to K-12 and adult learning institutions.

      In December 2003, we acquired New Media (Holdings) Limited (“New Media”), a United Kingdom (“U.K.”) based publisher of curriculum-focused software primarily for teaching secondary school science and math. New Media’s products are used in U.K. schools and are sold worldwide. New Media also provides in-service training for secondary school science and math teachers, and develops educational software and training programs under contract to the U.K. Education Department. This acquisition enhances our science offering, provides a science simulation development capability that we did not previously have and will allow us to introduce New Media’s products to markets in the United States for the first time. An expanded science offering is critical to our customers who must comply with more stringent science requirements under the provisions of NCLB. Additionally, this acquisition is expected to provide critical mass and revenue diversification in the U.K. and strengthen our relationships with the U.K. Education Department. We believe these advantages, plus the elimination of some minor duplicate costs, will provide us with greater mass and potential future earnings and cash flow in the U.K.

      In January 2004, we announced that we had signed a Letter of Agreement with the Idaho Department of Education valued at $16.8 million over ten years. This agreement, which is subject to state funding out clauses, final contract and integration of PLATO software with a student information management system, represents the first time a student information system and a curriculum management system will be fully integrated and delivered across the Internet, providing consistent information management and reporting for schools, districts and the state as mandated by NCLB. While this contract represents a major project for us, with significant milestones that must be met, it reconfirms the importance of our 2002 NetSchools acquisition and our continued development of the PLATO Orion management system, which forms the foundation for the curriculum management system in Idaho.

Market

      We estimate that the current U.S. market for our K-12 products is approximately $1.5 billion dollars annually and is currently growing by approximately ten to twelve percent per year. We anticipate that growth in this market will continue over the next few years as a result of the increasing emphasis on quality of education at local, state and national levels. Schools and school districts are increasingly being held accountable for the academic achievement of their students, which is frequently measured by standardized tests. Furthermore, the NCLB legislation, enacted in January 2002, is an education reform plan that is heavily focused on assessment and accountability standards, as well as teacher quality and early reading skills.

      Over the last four years, federal programs have allocated over $7.5 billion dollars to schools to create state-of-the-art technology infrastructures for the 21st century. The resulting growth in the number of computers, Internet connections and telecommunications systems in schools has created the technological infrastructure necessary to implement sophisticated courseware and web-based applications. Increasingly, our customers are turning to computer-aided and web-based methods of instruction as a complement or supplement to their instructor-led programs due to the flexibility, cost-efficiency and demonstrated effectiveness of e-learning products.

      Historically we have provided products and services primarily to the secondary school segment of K-12, which represents approximately forty percent of the K-12 market, and to the adult education markets. With the acquisitions of Wasatch Interactive Learning Corporation (“Wasatch”) (April 2001), LearningElements (August 2002) and Lightspan (November 2003), we now offer courseware to the elementary school market, which represents the remaining approximate sixty percent of the K-12 market. In addition, with the acquisitions of TeachMaster Technologies, Inc. (September 2001) and NetSchools Corporation (May 2002), we now specialize in cross-platform standards-based curriculum management and accountability and assessment solutions for K-12.

Products

      Customers use our products to:

•	ensure that NCLB requirements for “adequate yearly progress” are met;

•	support administrator needs for curriculum aligned to local, state and national standards;

•	assess and identify individual student instructional needs;

•	prescribe a personalized course of instruction;

•	develop foundational reading skills for emerging readers;

•	complement instructor-led education and focus on difficult subject matter;

•	supplement classroom learning and provide additional instruction and practice;

•	monitor and report on student learning progress in relation to local, state and national academic standards;

•	prepare students for standards-based and high-stakes state examinations;

•	help teachers align instructional time to standards and make instructional decisions;

•	develop teacher skills and abilities to teach to standards to increase classroom effectiveness;

•	assist learners in community, technical and four-year colleges in meeting their college-level reading, math and writing skills;

•	prepare adult students to complete high-school graduation and GED requirements;

•	support adult learners in job training programs and workplace training; and

•	provide support for skill development in youth and adult correctional education programs.

PLATO Instructional Solutions

      With its wide scope and coverage, PLATO courseware is appropriate in context and learning style for learners at grade level, as well as learners in remedial programs. Our courseware employs sophisticated interactive simulations, online coaching and advanced multimedia and graphics to create an exciting learning environment that fosters critical-thinking skills. The instructional strategy, design and modular structure of the courseware allow educators to provide personalized instruction to meet both individual student needs and specific program objectives.

      Our instructional courseware packages are pre-aligned to over 250 state, provincial, federal and international standards. PLATO courseware is designed to be effective in a variety of settings, including mainstream classrooms, alternative education programs, mandated state accountability test preparation, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation, workplace training and military basic skills programs. Whether used for distance learning, as a complement or supplement to a traditional instructor-led program, or as an advanced course offering, our instructional solutions are intended to motivate and engage a wide range of students.

      Our courseware is recognized for its academic content, instructional integrity, innovative instructional design and ability to captivate and motivate students. As in past years, leading industry associations and publications in several categories recognized our products:

•	EdNet Pioneer Award for PLATO Learning, September 2003

•	eSchool News Readers’ Choice Award for Best High School Math Software — PLATO Algebra 1 & 2, Spring 2003

•	eSchool News Readers’ Choice Award for Best High School Science Software — PLATO Science Series, Spring 2003

•	Technology & Learning Magazine Award of Excellence for Language Arts — PLATO Focus Reading and Language Program, December 2003

•	Media & Methods Magazine Awards Portfolio — PLATO Algebra 1 & 2, Summer 2003

•	Media & Methods Magazine Awards Portfolio — CyberEd Life Sciences, Summer 2003

•	ComputEd Learning Center’s Best Children’s Educational Software Award (“BESSIE”) for Best Middle School Math Software — PLATO Algebra 1 & 2, Spring 2003

•	ComputEd Learning Center’s BESSIE Award for Best Middle School Science Software — CyberEd Life Sciences, Spring 2003

•	2004 Codie Award Finalist, Best Secondary Education Instructional Solution — PLATO Middle School Solution, December 2003

•	AEP Distinguished Achievement Award, eNewsletter Finalist — Nettie’s Net News, June 2003

      We regularly update our courseware library and continually develop new products to extend and enhance our product offerings. Over ninety percent of our products have been developed or updated within the last three years. In 2003, we introduced several new products and initiatives, including PLATO Intermediate Writing Process and Practice, the first in a planned series of writing products, and PLATO Life Sciences, the first in a planned series of science products, both targeted to middle school learners.

PLATO Curriculum Management and Delivery Options

      PLATO® Pathways and the PLATO® Web Learning Network provide curriculum management infrastructure in LAN/ WAN/standalone and web-based environments, respectively. PLATO Pathways is an easy-to-use software program and versatile educational tool that integrates assessment, instruction and management. Updated in 2003, this instructional management system diagnoses strengths and weaknesses and adaptively prescribes individualized menus ensuring targeted, personalized instruction keyed to program goals. The PLATO Web Learning Network offers the same targeted, personalized instruction keyed to program goals, as well as high-quality instructional content and essential student management services as an Application Service Provider (“ASP”) product over the Internet.

      PLATO software is configured for computers using Microsoft®, Apple® Macintosh® and Linux® operating systems. There are multiple ways in which our software can be delivered, including:

•	Internet delivery. The complete PLATO Learning System, including courseware and management capabilities, is available in an ASP web-delivered model called the PLATO Web Learning Network. Customers can free up technical and hardware replacement budgets by eliminating the need to fund local area networks at every location and gain added purchasing flexibility to provide more students with the opportunity to achieve academic success using PLATO courseware. Customers with the technical expertise may host the system locally. By using the Internet, learners and teachers are able to access their PLATO courseware and records anytime, anywhere.

•	Local Area Networks (LAN). With a LAN configuration, all courseware, management software, student records and files are centralized. Courseware can be accessed by any student at any learning station. The Company offers LAN configurations utilizing Microsoft® Windows® NT/2000 or Novell® NetWare® servers.

•	CD-ROM or Desktop Launch. PLATO courseware can be delivered directly on a computer workstation with or without a management system. Individual student sign-on, bookmarking, record keeping and reporting are available.

PLATO Alignment and Correlation Services

      Our Correlation Services provides alignment and correlation of assessments, textbooks and other resources, such as web sites and software, to standards. Curriculum alignment is the process of assuring that curriculum standards and benchmarks, instruction, assessment and reporting are all closely related. This is often a complex task and a difficult challenge. Early research by M. David Merrill and his students (Merrill, et. al., 1979) demonstrated that more than fifty percent of the variation in achievement is directly related to errors in alignment. Alignment of objectives, instruction, and assessment is central to the success of any standards-based effort to improve teaching. Each member of our Correlations Services team correlates textbooks, web sites and other resources to state standards and assessments in their area of curriculum expertise, down to the most detailed level of the standard being addressed. We believe this in-depth approach distinguishes the correlations program from those of our competitors.

PLATO Accountability Solutions and PLATO Assessment Solutions

      PLATO Accountability Solutions and PLATO Assessment Solutions, sold on an annual subscription basis, are aligned to state and national performance standards and consist of PLATO Orion, PLATO Polaris, PLATO Link, and PLATO State Standards Toolkit. They are designed to provide interactive individualized standards-based instruction in a broad range of subject areas and contain a suite of web-based tools designed to address the growing importance of standards-based instruction and assessment, as well as provide educators with a variety of options to meet differing needs. Research shows that student achievement improves when teachers are confident that instruction is aligned with standards, and this suite of products can help reduce the achievement gap for all learners.

      PLATO Orion is a curriculum management system that provides administrators and teachers tools to manage curriculum from the state or district level to the local building. The product contains a powerful correlation engine that allows educators to align state standards with their onsite instructional resources, including textbooks and software, and with the PLATO database of over 40,000 teacher-screened educational web sites. This database effectively reduces the time educators need to search the Internet for appropriate instructional resources, and allows educators to refine their search based on 19 different criteria, including grade level, learning modality and level of interactivity. In addition, many textbook publishers have recently adopted our PLATO Orion product for correlations.

      PLATO Accountability Solutions and PLATO Assessment Solutions analyze student performance with diagnostic assessments correlated to standards and suggest options for remediation with personal Academic Assistance Plans derived from activities based on a school’s textbooks and other resources, the PLATO database of web sites and PLATO courseware. Local and state Performance Indicators are incorporated into daily lessons and student assignments are made based on those indicators using lesson plans and templates. These products help educators tailor their curriculum to the needs of each individual student and address the requirements of local, state and federal accountability legislation, as well as programs such as Title I and special education. They also address the challenging issues of data-driven decision-making and continuous school improvement planning identified in the NCLB legislation. To help educators and parents keep effective records of student progress, the system creates graphical and text reports for every student, which can be viewed online by both parents and students. In addition, educators can view individual student reports and class performance data, while administrators can view data by class, school or district.

      Educators can select from different modules within the system depending on their needs. The PLATO Orion option is an ASP web-delivered model and involves all members of the learning community: students, teachers, administrators and parents. The PLATO Polaris option may be ASP or client-hosted and functions as a customizable tool to help classroom teachers adjust their daily teaching in accordance with standards requirements. PLATO Link provides state-standards practice tests and skills assessments with immediate scoring and links to PLATO Instructional Solutions designed to help students improve in areas of weakness. There are also assessment solutions for GED preparation and for teacher and paraprofessional certification.

PLATO Professional Services

      The PLATO Professional Services Group ensures that customers receive the consultation, training, and services needed to successfully implement their PLATO Learning System. Our highly skilled consultants work with schools to develop customized staff development plans that are tied to standards and/or a school’s unique accountability and assessment needs. To help schools meet their accountability mandates and the goals of their school improvement plans, we offer services in three areas:

•	Performance Essentials, for immediate in-service needs;

•	Consulting Partnerships, focused on long-term systemic change; and

•	Correlation Services, to provide correlation of assessments, textbooks and other resources, such as web sites and software, to standards.

      We offer flexible delivery of these services. Schools are offered a choice of schedules so that staff development can take place at times convenient to them: throughout the school year and throughout the school day, after school and during planning time, for large or small groups, and one-on-one. Schools are able to minimize the expense and inconvenience of bringing in substitute teachers while their staff attends in-service training. The PLATO professional service model is built on the recommended staff development standards of the National Staff Development Council.

      Each member of our Correlations Services team, all former teachers, correlates textbooks, web sites and other resources to state standards and assessments in their area of curriculum expertise, down to the most detailed level of the standard being addressed. We believe this in-depth approach distinguishes our correlations program from those of our competitors.

PLATO Support Services

      Our field engineers and technicians provide onsite installation and specialized technical consulting to those customers who desire to supplement their technical staff. Our customers can access our product specialists and software analysts to answer questions or solve problems with their PLATO software. Support is available via a toll-free telephone number, e-mail, the PLATO Support web site and a PLATO Support CD-ROM. Customers also receive updates and enhancements to their PLATO software.

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

      All manufacturers’ warranties are passed through to our customers. After the warranty periods are over, we offer maintenance contracts through third-party service providers. We contract with outside vendors to provide for hardware installation and maintenance services for our customers. In addition, we distribute a limited amount of third-party courseware and also purchase off-the-shelf software and hardware products from Novell®, Microsoft®, Dell and other vendors.

Strategy

      Our strategy is to provide a broad range of interactive, multimedia, self-paced educational courseware tied to standards, delivered on computer networks, personal computers and over the Internet, to address the needs of learners of all ages throughout their lifetimes. Critical elements of our strategy include:

•	working closely with customers to design products that meet specific instructional needs and applicable academic standards using the design and structural advantages inherent in our proprietary software;

•	expanding sales of courseware and services, including subscription-based products, that generate higher profit margins and greater growth opportunities;

•	building the PLATO Learning brand to promote the attributes of heritage, ingenuity, and passionate commitment to education;

•	expanding our accountability and assessment product line to capitalize on the increased emphasis on accountability and standardized testing;

•	building our PLATO elementary and PLATO FocusTM Reading and Language Program products to claim a leadership position in the elementary school market;

•	targeting NCLB, Reading First, Title I and special education funds that are highly appropriate for our products and services;

•	pursuing large grant and request for proposal opportunities;

•	leveraging the Internet to include parents, students, teachers and administrators in the learning process;

•	extending existing distribution channels to include catalogs, business-to-business, educational portals and home sales;

•	partnering with influential educational associations on mutually beneficial initiatives; and

•	addressing the needs for learner preparation to meet college-level standards and for GED and employability skills development in adult education and job training.

Sales and Marketing

      Our sales and marketing efforts are designed to expand market share in our core markets and reinforce our reputation for product quality, service and customer satisfaction. We target potentially large and growing market segments to which existing and future products and services can be sold through a variety of distribution networks and channels.

      We use a combination of direct sales, inside sales and strategic sales resources, distributors and a reseller network using e-commerce, catalogs, portals and a comprehensive Internet web site (www.plato.com).

      In 2002, in response to the growing importance of state and federal funding sources, resulting from the NCLB legislation, we established a grants and funding team to pursue large funding grants and request for proposal opportunities. This led to several significant wins in 2003, including the renewal of our agreement with the U.S. Department of Navy to provide educational services.

Competition

      In all of our markets, we compete primarily against more traditional methods of education and training, principally live classroom instruction. Within the e-learning market, we compete most directly with other learning system providers, including divisions within Pearson plc, McGraw-Hill McMillan and WRC Media, and with Riverdeep Group plc and Renaissance Learning. Generally, WRC Media’s Compass Learning competes in the elementary market and McGraw-Hill McMillan in the adult and college markets. Pearson’s NCS Learn and Riverdeep each offer a K-12 line of products. In the post-secondary education and training markets there are many regional and specialized competitors. We also compete with companies providing single-title retail products, software publishers and Internet content and service providers.

      We compete primarily on the basis of the breadth, depth and recognized quality of our courseware and services, as well as our ability to deliver flexible, timely, cost-effective and customized solutions to the education and training needs of our customers. Our stability, longevity, record of student improvement, and new product development also differentiate us from the competition. Based on our experience, we believe that these are some of the key factors that buyers use in evaluating competitive offerings.

Product Development

      Our product development group develops, enhances and maintains the courseware, learning management software and delivery system platforms. We employ a rigorous multi-phased product development methodology and process management system. Based on classical instructional design concepts and models, as well as systems development management techniques, our product development methodology has been constructed to specifically address the creation of individualized, student-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication and other related technologies. Our rigorous instructional design and software development methodology assures the instructional effectiveness and content integrity of the resulting product. Our products are supported and enhanced by our United Kingdom product development team to respond effectively to international market requirements. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all courseware. Our innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.

      Central to the courseware development process are the following proprietary software tools:

•	PLATO Pathways — the PLATO instructional management system designed for system control, tracking and reporting of student performance, and administration on standalone and network systems;

•	Micro PLATO Authoring System (MPAS) — tools for the enhancement and maintenance of part of our courseware library;

•	PLATO Curriculum Design, Development and Delivery (PCD3) System — tools for the enhancement and maintenance of part of our courseware library;

•	Win PLATO — a software framework for authoring and delivering Windows® courseware;

•	WebPLATO — a software framework for authoring and delivering web-based courseware;

•	PLATO Web Learning Network — a software framework for creating and delivering web pages for instructional management, student record keeping, courseware delivery, access control and site monitoring;

•	PLATO Orion development framework — for creating and delivering web pages for standards-based learning management, student record keeping, access control and site monitoring; and

•	PLATO Orion Academic Information System for Accountability — a correlation engine based on the PLATO Learning Index and sophisticated web-based tools to support correlations.

Proprietary Rights

      We regard our courseware as proprietary and protect it primarily under a combination of the laws of copyrights, trademarks, patents and trade secrets. We also utilize license and distribution agreements, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights. We regard many of our intellectual property rights as important to our business. We enforce our intellectual property rights when we become aware of any infringements or potential infringements.

      We own and maintain numerous federal registrations of various trademarks and service marks, including, but not limited to, the PLATO, CyberEd, NetSchools, TeachMaster Technologies, Lightspan, Academic Systems, Edutest and Achieve Now marks in the United States and in other countries that are important to our business. We have not applied for trademark registrations at the state level and rely on our federal registrations and common-law rights to protect our trademarks, service marks, trade names, domain names and trade dress.

      In 1989, Control Data assigned to our predecessor-in-interest the registered copyrights in the then-existing PLATO courseware. We rely on the laws of copyright to protect all versions of PLATO courseware and software, but in many instances have not obtained federal registrations or recorded the assignments from Control Data in these copyrights because we believe the additional statutory rights conferred from recordation are not essential for the protection of our rights.

      Our courseware also contains certain copyrighted material that we have lawfully acquired pursuant to a perpetual, exclusive license from CyberEd, Wasatch, TeachMaster, NetSchools, LearningElements, Lightspan, Academic Systems and New Media. In addition, we license a limited amount of software from third-party developers to incorporate into our courseware and software products.

      We do not include any technological mechanisms to prevent or inhibit unauthorized copying of our software products, but generally require the execution of a written license agreement, which restricts use and copying of our courseware and software products.

Backlog

      We have little backlog, as we generally ship all products when orders are received. Our deferred revenue was approximately $26.6 million and $18.8 million at October 31, 2003 and 2002, respectively. At October 31, 2003, approximately $4.4 million of deferred revenue is expected to be recognized subsequent to fiscal year 2004. These amounts exclude revenue that we expect to earn from the U.S. Department of Navy and Idaho Department of Education contracts mentioned earlier. Contracts and agreements are subject to the delivery of products and services, collection and other conditions.

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

Employees

      As of January 1, 2004, we had 750 full-time employees, including 275 in sales and marketing and 132 in product development. We have never experienced a work stoppage as a result of a labor dispute, and none of our employees are represented by a labor organization.

Non-Audit Services Performed by Independent Auditors

      Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Annual Report on Form 10-K, our Audit Committee pre-approved non-audit services, consisting primarily of tax planning and compliance services and services rendered in connection with registration statements, acquisitions and employee benefit plans, which subsequently were or are being performed by PricewaterhouseCoopers LLP.

Web Site Access to Reports

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports, are made available free of charge on our web site (www.plato.com) as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC. All reports mentioned above are also available from the SEC’s web site (www.sec.gov).

Forward-Looking Statements

      Any statements in this Annual Report on Form 10-K about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook.” Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this document. Among the key factors that have a direct bearing on our results of operations are:

•	general economic and business conditions; the existence or absence of adverse publicity; changes in marketing and technology; changes in political, social and economic conditions;

•	competition in the computer-based education and training industry; general risks of the computer-based education and training industry;

•	success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;

•	dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

•	ability to integrate effectively the technology, operations and personnel of our acquisitions in a timely and efficient manner;

•	ability to retain and hire key executives, technical personnel and other employees;

•	ability to manage growth and the difficulty of successfully managing a larger, more geographically dispersed organization;

•	ability to manage successfully changing relationships with customers, suppliers, value-added resellers and strategic partners; and

•	ability of our customers to accept new product offerings.

      These factors and the risk factors referred to below could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RISK FACTORS

Risks Relating to Our Business and Operations

Changes in funding for public school systems could reduce our revenues and impede the growth of our business.

      We derive a substantial portion of our revenues from public school funding, which is heavily dependent on support from federal, state and local governments. Government budget deficits may adversely affect the availability of this funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or colleges, for example a reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act, could delay or reduce our revenues, in part because schools may not have sufficient capital to purchase our products or services. Funding difficulties experienced by schools or colleges could also cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers. The growth of our business depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems could slow this type of investment.

We may not be able to achieve profitability in the future.

      We have been profitable from 1997 to 2001. In 2002 and 2003, we incurred net losses and we may not be able to achieve profitability in the future. Future revenues and profits, if any, will depend upon various factors, including continued market acceptance of our combined products and services. We expect to continue to incur significant costs and expenses associated with the operation and development of an expanding business. These costs and expenses include, but are not limited to, sales and marketing, personnel and product development and enhancement. As a result of these expenses, we will need to generate significant revenues to sustain our profitability.

Our curriculum-based educational software may be unable to achieve or maintain broader market acceptance, which would cause our future revenue growth and profitability to be adversely impacted.

      Many of our customers purchase systems and license courseware on a perpetual license basis. Accordingly, new customers must be found or new or additional products or licenses must be sold to existing customers in order to maintain and expand our revenue stream and sustain profitability.

      We expect to continue to generate a substantial portion of our revenues from curriculum-based educational software products and will need to increase these revenues in order to more effectively grow other areas of our business. Revenues from licenses will depend principally on broadening market acceptance of that software, which may not occur due to a number of factors, including:

•	teacher, parent and student preferences for interactive educational technology are subject to changes in popular entertainment and educational theory;

•	some teachers may be reluctant to use interactive educational technology to supplement their customary teaching practices;

•	we may be unable to continue to demonstrate improvements in academic performance at schools or colleges that use our educational software; and

•	our failure to detect bugs in our software could result in product failures or poor product performance.

      If market acceptance of curriculum-based educational software is not broadened, our future revenue growth will be adversely impacted and we may never become profitable.

The success of our business model requires us to increase our revenues from our fee-based online subscription business, and we may never become profitable if we are unable to do so.

      To achieve our operating goals and objectives, we will need to derive an increasing portion of our revenues from our fee-based online subscription business. Our ability to increase revenues from our fee-based online subscription business depends on:

•	our ability to increase the subscriber base of our fee-based online subscription products while maintaining a subscription fee; and

•	improvement of the accessibility and ease of use of our web sites.

      The future success of our fee-based online subscription business is highly dependent on an increase in the number of users who are willing to subscribe to our subscription products. The number of users willing to pay for online educational products may not continue to increase. If the market for subscription-based online educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective our operating results and financial condition may be materially and adversely affected.

      If we are unable to substantially increase our revenues from our online subscription businesses, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, or we may never become profitable.

Fluctuations in our quarterly results may adversely affect the implementation of our strategy.

      Our revenues and profitability may fluctuate as a result of many factors, including the size, timing and product mix of orders and the capital and operating spending patterns of our customers. We sell our courseware directly to school districts and other clients. The timing of our revenues is difficult to forecast because our sales cycle is relatively long and our services are affected by the financial conditions and management decisions of our clients, as well as general economic conditions. Historically we have experienced our lowest revenues in the first fiscal quarter and increasingly higher levels of revenues in each of the next three fiscal quarters.

Competition in our industry is intense and could adversely affect our performance.

      Our industry is intensely competitive, rapidly evolving and subject to technological change. Demand for particular courseware products, systems hardware and services may be adversely affected by the increasing number of competitive products from which a prospective customer may choose. We compete primarily against other organizations offering educational and training software and services. Our competitors include several large companies with substantially greater financial, technical and marketing resources than ours. We compete with comprehensive curriculum software publishers, companies providing single-title retail products, Internet content and service providers and computer hardware companies. Existing competitors may broaden their product lines and potential competitors may enter the market and/or increase their focus on e-learning, resulting in greater competition for us. Increased competition in our industry could result in price reductions, reduced operating margins or loss of market share, which could seriously harm our business, cash flows and operating results.

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

We rely on statistical studies to demonstrate the effectiveness of our products.

      We rely heavily on statistical studies to demonstrate that our curriculum-based educational software increase student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

•	the limited sample sizes used in our studies may yield results that are not representative of the general population of students who use our products;

•	the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants, and inaccurate or incomplete responses could distort results;

•	schools studying the effectiveness of our products apply different methodologies and data collection techniques, making results difficult to aggregate and compare;

•	we facilitate the collection and analysis of data for some of these studies; and

•	we select and pay researchers to aggregate and present the results of some of these studies and, in some cases, to conduct the studies.

      There is growing demand from NCLB and other sources for research and studies to demonstrate the effectiveness of educational programs and products. Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the public, including our existing and potential customers, perceives these studies to be biased due to our involvement, or if the results of these studies are not representative, which could lead to lower than expected revenues.

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

Our business may not succeed without the continued development and maintenance of the Internet.

      Without the continued development and maintenance of the Internet infrastructure, we could fail to generate the revenues necessary for our fee-based online subscription business to succeed. In addition, some of our curriculum content is very media-rich and is not currently delivered over the Internet, due to bandwidth and other limitations. The continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and services. Because the online exchange of information and global commerce on the Internet is new and evolving, we cannot predict whether the Internet will prove to be an effective vehicle for delivering commercial content or will provide a viable marketplace for electronic commerce in the long term.

      As the number of Internet users continues to increase, and as these users increase their frequency of use and bandwidth requirements, the Internet infrastructure may be unable to support the demands. In addition, increased users or bandwidth requirements may adversely impact the performance of the Internet.

Unless we maintain a strong brand identity, our business may not grow and our financial results may be adversely impacted.

      We believe that maintaining and enhancing the value of the PLATO Learning brand is critical to attracting purchasers for our curriculum-based educational software and subscribers and users of our fee-based online subscription businesses. Our success in maintaining brand awareness will depend on our ability to continuously provide educational technology that students enjoy using and teachers and parents consider beneficial to the learning process. We cannot assure you that we will be successful in maintaining our brand equity. In addition, to attract and retain subscribers and users and to promote and maintain the PLATO Learning brand, we have spent, and may need to continue spending significant resources on a brand-enhancement strategy, which includes promotional programs and efforts by our field sales team and professional development staffs. Revenues from these activities may not be sufficient to offset associated costs.

Claims relating to data collection from our user base and content available on or accessible from our web sites may subject us to liabilities and additional expense.

      We currently utilize the names of teachers and students who are registering for our online subscription products for purposes of accessing our web sites. However, we may in the future collect other personal information relating to students, teachers and parents, and may sell our user information on an aggregated, non-individual basis, though we do not intend to sell information relating to children under the age of thirteen. We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has enacted regulations governing collection of personal information from children under the age of thirteen and is expected to issue and enforce additional regulations in this area. We could also be subject to liability based on claims relating to content that is published on our web sites or that is accessible from our network through links to other web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

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

      We do not include in our products any mechanisms to prevent or inhibit unauthorized copying, but generally require the execution of a license agreement, which restricts copying and use of the courseware and software. We have no knowledge of the unauthorized copying of our products. However, if such copying or misuse were to occur to any substantial degree, our operating results could be adversely affected. In addition, our U.S. registrations may not be enforceable or effective in protecting our trademarks and copyrights, especially outside of the U.S.

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

Risks Relating to Ownership of Our Common Stock

The trading price of our common stock may be volatile and could decline.

      The market price for our common stock is volatile and may decline in the future for a variety of reasons, including:

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

Our charter documents and Delaware law may discourage an acquisition of PLATO Learning that could deprive our stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

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

Because it is unlikely that we will pay dividends, stockholders will only be able to benefit from holding our common stock if the stock price appreciates.

      We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. As a result of not collecting a dividend, stockholders will not experience a return on their investment, unless the price of our common stock appreciates and stockholders sell their shares of common stock.

Risks Relating to the Lightspan Merger

We may not achieve the benefits we expect from the merger with Lightspan, which may have a material adverse effect on our business, financial and operating results.

      PLATO and Lightspan entered into the merger agreement with the expectation that the merger will result in benefits to the combined company arising out of the combination of sales and marketing leadership, general and administration functions and facilities plus the elimination of costs relating to Lightspan’s status as a public reporting company. To realize any benefits from the merger, we will face the following post-merger challenges:

•	expected cost savings and synergies from the merger may not be realized;

•	the complementary competencies of Lightspan’s early elementary school, assessment and community college products may not be successfully integrated with PLATO’s portfolio of elementary, secondary and community college products;

•	the management and employees of each company, particularly the sales force may not be retained and assimilated as expected;

•	new products that utilize the assets and resources of both companies may not be developed;

•	existing customers, strategic partners and suppliers of each company may not be retained; and

•	uniform standards, controls, procedures, policies and information systems between the two companies may not be successfully developed or maintained.

      If we are not successful in addressing these and other challenges, then the benefits of the merger may not be realized and, as a result, our operating results and the market price of our common stock may be adversely affected. These challenges, if not successfully met, could result in possible unanticipated costs, diversion of management attention and loss of personnel.

If the costs associated with the Lightspan merger exceed the benefits, we may experience adverse financial results, including increased losses.

      We incurred significant transaction costs as a result of the merger, and expect to incur consolidation and integration expenses as we combine the operations of PLATO and Lightspan. These integration costs may substantially exceed our current estimates and may affect our financial condition and operating results negatively. If the benefits of the merger do not exceed the costs associated with the merger, including the dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results could be adversely affected, including increased losses.

The market price of our common stock may decline as a result of the Lightspan merger.

      The market price of our common stock may decline as a result of the merger for a number of reasons, including if:

•	the integration of PLATO and Lightspan is not completed in a timely and efficient manner;

•	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts; or

•	significant stockholders decide to dispose of their stock after the merger.

Sales of substantial amounts of our common stock in the public market after the merger could adversely affect the market price of our common stock.

      We issued approximately 6.6 million shares of our common stock to acquire Lightspan. The sale of substantial amounts of our common stock may result in significant fluctuations in the price of our common stock and could cause our common stock price to fall. The sale of these shares could also impair our ability to raise capital through sales of additional common stock.

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

      In October 2003, we submitted proposals to our stockholders to (1) approve the issuance of our common stock for the Lightspan merger and (2) amend our 2002 Stock Plan. A Special Meeting of Stockholders was held on November 17, 2003 for these matters and stockholders voted as follows:

(1)	To approve the issuance of our common stock for the Lightspan merger:

For	Against	Abstain

12,025,635	136,069	9,749

(2)	To amend our 2002 Stock Plan:

For	Against	Abstain

10,207,160	1,913,298	50,995

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information:

      Our common stock has traded publicly on the NASDAQ National Market under the symbol “TUTR” since December 23, 1992. The quarterly range of high and low prices per share of our common stock on the NASDAQ National Market was as follows:

	2003		2002

Quarter	High	Low	High	Low

First	$7.83	$5.50	$19.92	$11.17
Second	5.88	3.36	20.30	12.90
Third	6.63	4.08	13.63	6.95
Fourth	10.81	5.10	8.41	5.00

Holders:

      There were approximately 8,000 stockholders of record as of January 8, 2004 (includes individual participants in security position listings).

Dividends:

      We have not declared or paid cash dividends on our common stock. Our ability to declare and pay dividends is restricted as defined by our revolving loan agreement (see Note 10 to Consolidated Financial Statements). While future cash dividend payments are at the discretion of our Board of Directors, we are growth-oriented and have no present intention to pay a cash dividend on our common stock.

Item 6.	Selected Financial Data

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
For the year ended October 31:
Revenues	$82,192	$74,391	$70,107	$56,123	$44,135
Gross profit(1)	54,011	53,028	54,611	42,966	33,136
Operating expenses:
Sales and marketing(1)	39,438	37,335	34,927	25,628	19,607
General and administrative(1)	13,182	12,422	7,948	7,042	6,009
Product development(1)	2,267	3,405	1,472	1,025	672
Amortization of intangibles and goodwill(1)	587	603	2,101	144	—
Restructuring and other charges	802	360	1,260	—	—
Operating profit (loss)	(2,265)	(1,097)	6,903	9,127	6,848
Interest income	317	851	817	12	22
Interest expense	(104)	(131)	(585)	(971)	(1,651)
Income tax expense (benefit)	(441)	600	3,505	3,096	(6,000)
Net earnings (loss)(2)	(1,667)	(1,141)	3,505	4,842	11,031
Basic earnings (loss) per share(2)	(0.10)	(0.07)	0.26	0.47	1.18
Diluted earnings (loss) per share(2)	(0.10)	(0.07)	0.24	0.45	1.13
Cash dividends per share	—	—	—	—	—
At October 31:
Cash and cash equivalents	23,834	30,390	61,568	6,415	63
Accounts receivable, net	39,176	33,034	28,739	21,829	19,814
Long-term marketable securities	3,862	—	—	—	—
Total assets	149,962	147,583	131,911	46,590	37,188
Revolving loan	—	—	—	—	4,587
Long-term debt, excluding current portion	308	567	720	—	3,050
Deferred revenue	26,564	18,837	10,333	6,267	4,593
Total liabilities	40,030	34,000	22,012	14,745	17,807
Stockholders’ equity	109,932	113,583	109,899	31,845	15,576

(1)	Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. These reclassifications did not change previously reported revenues, operating profit (loss) or net earnings (loss) and related per share amounts. Sales and marketing expenses are now presented separately from general and administrative expenses. Previously, these expenses were presented together as selling, general and administrative expenses. In addition, certain costs previously reported as an element of operating expenses have been reclassified to cost of revenues as we believe this is best practice. These expenses include professional development costs, (previously a component of selling, general and administrative expenses), amortization of capitalized product development costs and customer support expenses (previously components of product development and customer support expense) and amortization of intangible assets related to acquired technology (previously a component of amortization of intangibles). For additional information on these reclassifications, see Note 3 to Consolidated Financial Statements.

(2)	Net earnings and basic and diluted earnings per share for 2001 and 2000, assuming we had adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and excluded goodwill amortization, would have been $4,362, $0.33 and $0.30, and $4,898, $0.48 and $0.45, respectively.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands, except per share amounts)

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

      In November 2003, we acquired Lightspan, Inc. (“Lightspan”) following approval by PLATO and Lightspan shareholders. Lightspan is a provider of curriculum-based educational software and on-line assessment products and services that increase student achievement and enhance teacher professional development. These products are used in schools and homes and align all key federal reform initiatives, offering school districts a comprehensive achievement and accountability system to assess, align, instruct and evaluate. This acquisition is expected to strengthen our product offerings, with two strong and complimentary brands, in the K-8 and post secondary markets. We also expect this acquisition to enhance our ability to provide comprehensive solutions to K-12 and adult learning institutions.

      The combination of Lightspan and PLATO also unites Lightspan’s Academic Systems products with our community college products to establish the largest provider of on-line content for under-prepared college students. In addition, the merger of sales forces will provide critical mass for servicing elementary, secondary, district level, and colleges across all product lines and services. We believe these advantages, plus the elimination of significant duplicate costs, will provide greater earnings and cash flow potential for the combined company, and ultimately greater valuation.

      Lightspan generated revenues of $50,000 in its fiscal year ended January 31, 2003. We expect to achieve approximately $17.5 million of cost reductions in 2004 and annualized cost reductions of between $20.0 and $25.0 million thereafter, primarily through workforce reductions and the elimination of duplicate costs. The acquisition is expected to be modestly dilutive to our earnings per share in 2004, particularly in the earlier quarters of the year. Earnings per share will be impacted by non-cash charges for the amortization of identified intangible assets acquired with this transaction. The acquisition is expected to be accretive to earnings in 2004 excluding these charges, and is expected to be accretive to reported earnings in 2005.

      In December 2003, we acquired New Media (Holdings) Limited (“New Media”), a United Kingdom (“U.K.”) based publisher of curriculum-focused software primarily for teaching secondary school science and math. This acquisition enhances our science offering, provides a science simulation development capability that we did not previously have and will allow us to introduce New Media’s products to markets in the United States for the first time. Additionally, this acquisition is expected to provide critical mass and revenue diversification in the U.K. and strengthen our relationships with the U.K. Education Department.

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

      Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2003, 2002 and 2001 relate to the fiscal years ended October 31, 2003, 2002, and 2001, respectively. References to future years also relate to our fiscal year ending October 31.

Critical Accounting Policies

      Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our critical accounting policies and have identified revenue recognition, the allowance for doubtful accounts, capitalized product development costs, the valuation of our deferred income taxes, and the valuation and impairment analysis of goodwill and identified intangible assets as the critical accounting policies that are significant to the financial statement presentation and require difficult, subjective and complex judgments.

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

      The significant judgments for revenue recognition typically involve whether collectibility can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

      We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We license software under non-cancelable license and subscription agreements. We also provide related professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

      Revenue from the sale of courseware licenses is recognized upon meeting the following criteria: (i) a written customer order has been executed, (ii) courseware has been delivered, (iii) the license fee is fixed or determinable and (iv) collectibility of the fee is probable.

      For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable. VSOE is determined using the price charged when that element is sold separately. For software arrangements in which we do not have VSOE for undelivered elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements or when all elements for which we do not have VSOE have been delivered.

      If collectibility of the fee is not probable, revenue is recognized as payments are received from the customer provided all other revenue recognition criteria have been met. If the fee due from the customer is not fixed or determinable, revenue is recognized as the payments become due provided all other revenue recognition criteria have been met.

      Subscription revenue, primarily fees charged for our PLATO Web Learning Network and PLATO Orion products, is recognized on a ratable basis as the products are delivered over the subscription period.

      Services revenue consists of software support and maintenance, which is deferred and recognized ratably over the support period, and consulting, training and implementation services, which are recognized as the services are performed.

      Other revenue, primarily from hardware and third-party software products, is recognized as the products are delivered and all other revenue recognition criteria are met.

Allowance for Doubtful Accounts

      We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant assumptions and judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. In 2003, we recorded bad debt expense equal to 3.0% of total revenues, as compared to 3.4% in 2002. Our provision is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our allowance for doubtful accounts increased to $4,254, or 9.8% of gross accounts receivable, at October 31, 2003, from $2,767, or 7.7%, at October 31, 2002.

Capitalized Product Development Costs

      Our product development costs relate to the research, development, enhancement and maintenance of our courseware products. The amortization of capitalized product development costs is included in cost of revenues. Research and development costs, relating principally to the design and development of new products, and the routine enhancement and maintenance of existing products are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of: (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is generally three years. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization.

      The significant judgment regarding capitalization of product development costs involves the recoverability of capitalized costs. We continually evaluate our capitalized costs to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Estimating net realizable value requires us to estimate future revenues and cash flows to be generated by the product and to use judgment in quantifying the amount, if any, to be written off. Actual cash flows and amounts realized from the courseware products could differ materially from those estimated. In addition, any future changes to our courseware product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated results of operations.

Valuation of Deferred Income Taxes

      We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of deferred taxes is adjusted by a valuation allowance, if necessary, to recognize the extent to which the future tax benefits will be recognized.

      At October 31, 2003, we had a net deferred tax asset of $2,218. Approximately $7,377 of the deferred tax asset relates to our net operating loss carryforward in the United States of approximately $18,500, which expire in varying amounts between 2004 and 2023. We also have net operating loss carryforwards of approximately $3,000 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

      Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization is not assured at October 31, 2003, we believe it is more likely than not that all of the deferred tax asset will be realized. We base this belief upon the levels of taxable income generated historically, as well as projections of future taxable income. If future levels of taxable income in the United States are not consistent with our expectations, we may be required to record a valuation allowance for the entire deferred tax asset, which would have a significant impact on our consolidated financial statements.

      In November 2003, we acquired Lightspan, an entity that had accumulated significant operating losses during its history. This merger may change the outlook of recovering our deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), we will record the merger transaction in our quarter ending January 31, 2004 and will assess and weigh all available evidence, including the likelihood of generating sufficient future taxable income, in determining whether or not a valuation allowance is needed. We have reflected a full valuation allowance in our Form 8-K/ A filed January 9, 2004 relating to this acquisition, as this is presently the more likely outcome. Assuming we determine that a valuation allowance is necessary, our pre-acquisition deferred tax assets would be fully reserved through purchase accounting, and our future consolidated statements of operations will likely not reflect a normal tax provision or benefit. Income tax expense in this scenario would still be required to the extent we utilize fully reserved deferred tax assets that existed at the date of the Lightspan acquisition. Additionally, income tax expense is expected in the amount of approximately $600 per year relating to tax deductible goodwill even with losses in the United States. The valuation allowance, if any, will exclude the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets.

Goodwill and Identified Intangible Assets

      We record our acquisitions in accordance with SFAS 141. We allocate the cost of acquired companies to the tangible and identified intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over their estimated useful lives, while in-process research and development, if any, is recorded as a one-time charge at the acquisition date.

      Most of the companies we acquire do not have significant tangible assets and, as a result, the majority of the purchase price is typically allocated to identified intangible assets and/or goodwill, which increases future amortization expense of identified intangible assets and the potential for impairment charges that we may incur. Accordingly, the allocation of the purchase price to intangible assets may have a significant impact on our future operating results. In addition, the allocation of the purchase price requires that we make significant assumptions and estimates, including estimates of future cash flows expected to be generated by the acquired assets. Should different conditions prevail, we may have to record impairment charges, which may have a significant impact on our consolidated financial statements.

      We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our fair value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is unnecessary. If our book value exceeds our market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed an initial goodwill impairment assessment as of November 1, 2001 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded. We also completed our annual goodwill impairment assessment as of October 31, 2003 and 2002, upon which no impairment charge was recorded.

Acquisitions

      Our acquisition strategy is to acquire complementary products or businesses that will enable us to achieve our strategic goals, including market leadership, growth rates that exceed the market, and providing innovative, leading and distinct products and services.

      Since 2000, and as of October 31, 2003, we have made the following acquisitions:

			Purchase
Company	Date	Reason	Price

CyberEd, Inc.	July 2000	Science products	$5,302
Wasatch Interactive Learning Corporation	April 2001	Elementary products	17,327
TeachMaster Technologies, Inc.	September 2001	Standards-based products and services	3,110
NetSchools Corporation	May 2002	Web-based curriculum and instructional management delivery platform	30,172
LearningElements, Inc.	August 2002	Elementary reading products	5,761

      The revenue contribution from these acquisitions is discussed in more detail below (refer to the revenue section in “Results of Operations”). As of October 31, 2003, all of these acquisitions are fully integrated into our operations.

      Subsequent to October 31, 2003, as mentioned earlier, we acquired Lightspan, Inc. and New Media (Holdings) Limited. Lightspan was acquired in a stock transaction where we issued approximately 6.6 million shares of our common stock, valued at approximately $52,000, for all of Lightspan’s outstanding stock. We acquired New Media for approximately $6,800 in cash. See Note 18 to Consolidated Financial Statements.

Reclassification of Financial Information

      We continue to increase our focus on services and subscription-based products, rather than primarily on perpetual software licenses. In order to provide more meaningful disclosures, we will now present our revenues and cost of revenues in four categories: license fees, subscriptions, services and other.

      In addition, with the goal of providing more detail and greater understanding of our operating results, we have made certain other reclassifications.

      Sales and marketing expenses are now presented separately from general and administrative expenses. Previously, these expenses were presented together as selling, general and administrative expenses. Also, certain costs previously reported as an element of operating expenses have been reclassified to cost of revenues, as we believe this is best practice. These expenses include professional development costs, previously a component of selling, general and administrative expenses, amortization of capitalized product development costs and customer support expenses, previously components of product development and customer support expense, and amortization of acquired technology, previously a component of amortization of intangibles.

      Previously reported amounts have been reclassified to conform to the current year presentation in the consolidated statements of operations. For additional information on these reclassifications, see Note 3 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	2003	2002	2001

Revenues:
License fees	63.8%	72.8%	81.1%
Subscriptions	8.7	4.8	1.4
Services	20.4	15.8	11.9
Other	7.1	6.6	5.6

Total revenues	100.0	100.0	100.0

Cost of revenues:
License fees	10.0	11.0	8.0
Subscriptions	4.3	2.7	0.4
Services	13.3	10.0	8.1
Other	6.7	5.0	5.6

Total cost of revenues	34.3	28.7	22.1

Gross profit	65.7	71.3	77.9

Operating expenses:
Sales and marketing	48.0	50.2	49.8
General and administrative	16.0	16.7	11.4
Product development	2.8	4.6	2.1
Amortization of intangibles and goodwill	0.7	0.8	3.0
Restructuring and special charges	1.0	—	1.8
Purchased in-process research and development	—	0.5	—

Total operating expenses	68.5	72.8	68.1

Operating profit (loss)	(2.8)	(1.5)	9.8
Interest income and expense and other expense, net	0.2	0.8	0.2

Earnings (loss) before income taxes	(2.6)	(0.7)	10.0
Income tax expense (benefit)	(0.6)	0.8	5.0

Net earnings (loss)	(2.0)%	(1.5)%	5.0%

Revenues

      Total Revenues. Total revenues increased 10.5% to $82,192 for 2003 from $74,391 for 2002. Our revenue growth in 2003, while impacted by the economic conditions discussed below, reflected our increased focus on larger orders, subscriptions revenue, and correlation and professional development services. Our 2002 acquisitions contributed approximately $2,900 of total revenue in 2003. Of this amount, approximately $1,800 was acquired growth (2003 revenue not reflected in the comparable 2002 period due to purchase accounting) and approximately $1,100 was organic growth from these acquisitions. Overall, we had organic growth of approximately $6,000, or 8.1%, over 2002, 18% of this originating from these strategic acquisitions. Total revenues increased 6.1% to $74,391 for 2002 from $70,107 for 2001. The increase was primarily due to the increase in services revenues as discussed below.

      We executed 116 orders of $100 or greater during 2003, as compared to 74 for 2002. Information regarding these orders was as follows:

	2003		2002		% Change

Order Size	Number	Value	Number	Value	Number	Value

$100 to $249	79	$11,739	54	$8,066	46.3%	45.5%
$250 or greater	37	21,867	20	13,313	85.0%	64.3%

	116	$33,606	74	$21,379	56.8%	57.2%

      While these larger orders contributed to our revenue growth in 2003, they also significantly added to our deferred revenue balances due to an increase in services and subscription-based products. The number and magnitude of these larger orders can have a significant impact on our operating results.

      License Fees. Revenues from license fees decreased 3.1% to $52,439 for 2003 from $54,141 for 2002. We continue to feel the effects of federal funding delays and economic uncertainties, particularly state budget difficulties, which significantly impacted the level of purchasing done by our customers. While there has been improvement in the flow of federal funds to education in the second half of 2003, these conditions are expected to continue to impact our revenues into 2004. As a percentage of total revenues, license fees revenues were 63.8% for 2003, down from 72.8% for 2002, reflecting the increase in subscriptions and services revenues as discussed below.

      Revenues from license fees decreased to $54,141 for 2002 from $56,846 for 2001. As a percentage of total revenues, license fees revenues were 72.8% for 2002, down from 81.1% for 2001. License fees revenues decreased in 2002 compared to 2001 due to federal funding delays and economic uncertainties, which significantly impacted the level of purchasing done by our customers.

      Subscriptions. Revenues from subscriptions increased 101.4% to $7,151 for 2003 from $3,550 for 2002. We are experiencing an increasing shift away from perpetual license sales and a growing customer desire to license our products on a subscription basis. While this has a negative impact on revenues in the short-term, it has positive implications for the longer term, including greater predictability of future revenues. Sales of our subscription-based products continue to grow. Our order intake for subscription products was $7,809 and $5,843 for 2003 and 2002, respectively. As a percentage of total revenues, subscriptions revenues were 8.7% for 2003, up from 4.8% for 2002.

      Revenues from subscriptions increased 269.4% to $3,550 for 2002 from $961 for 2001. Sales of our subscription-based products continued to grow in 2002. Our order intake for subscription-based products in 2002 was approximately $5,843 compared to approximately $3,200 of order intake 2001. As a percentage of total revenues, subscriptions revenues were 4.8% for 2002, up from 1.4% for 2001.

      Services. Revenues from services increased 42.1% to $16,738 for 2003 from $11,780 for 2002. As a percentage of total revenues, services revenues were 20.4% for 2003 up from 15.8% for 2002. These revenue increases resulted from increased correlation and professional development services, demonstrating the strategic value of our acquisitions in 2002, and from the continued growth in customer demand for our training and technical support services.

      Revenues from services increased 40.9% to $11,780 for 2002 from $8,359 for 2001. As a percentage of total revenues, services revenues were 15.8% for 2002 up from 11.9% for 2001. This revenue increase resulted from increased correlation and professional development services, demonstrating the strategic value of the TeachMaster and NetSchools acquisitions, and from the continued growth in customer demand for our training and technical support services. We also focused on selling services as an independent product.

      Other. Other revenues, consisting primarily of hardware and third-party courseware products, increased 19.2% to $5,864 for 2003 from $4,920 for 2002. As a percentage of total revenues, other revenues were 7.1% for 2003 and 6.6% for 2002. These revenue increases were primarily due to an increased level of hardware sales, resulting from an assumed NetSchools contract. Other revenue is not expected to be a focus for us in the future or represent a significant component of total revenues.

      Other revenues increased 24.8% to $4,920 for 2002 from $3,941 for 2001. As a percentage of total revenues, other revenues were 6.6% for 2002 and 5.6% for 2001. This increase in other revenues was primarily due to increased sales of hardware products, resulting from an assumed NetSchools contract.

Cost of Revenues

      Total cost of revenues increased 31.9% to $28,181 for 2003 from $21,363 for 2002. These increases were primarily due to the changes in revenue discussed above, and increased professional development expenses of $2,295, increased amortization of capitalized product development costs of $1,543, increased amortization of acquired technology of $902 and increased costs related to hardware revenue of $1,740.

      Total cost of revenues increased 37.9% to $21,363 for 2002 from $15,496 for 2001. The increase was primarily due to the changes in revenue discussed above, and increased professional development expenses of $954, increased customer support expenses of $626, increased amortization of capitalized product development costs of $1,157 and increased amortization of acquired technology of $564. In addition, increased costs associated with third party courseware product royalties, support for the NetSchools Orion product (a subscription-based curriculum management system) and commitments for hardware products assumed with the NetSchools acquisition contributed to the change in total cost of revenues.

      Amortization of previously capitalized product development costs, a component of cost of sales, was $5,720, $4,177 and $3,020 for 2003, 2002 and 2001, respectively. Amortization has increased as projects completed during prior periods are now being amortized to expense. We expect this amortization to increase in 2004 as additional products are completed. Capitalized development costs were $6,863, $7,738 and $5,030 for 2003, 2002 and 2001, respectively.

      A comparison of gross profit margin by revenue category is as follows:

Revenue Category	2003	2002	2001

License fees	84.3%	84.9%	90.1%
Subscriptions	50.1%	44.1%	68.4%
Services	34.7%	36.6%	32.4%
Other	6.8%	24.2%	1.1%
Total	65.7%	71.3%	77.9%

      Gross profit margin was 65.7% for 2003, down from 71.3% for 2002. The decrease in gross profit margin resulted primarily from the higher proportion of other revenues included in our product sales mix in 2003, which carry lower margins, and the increased professional development expenses, amortization of capitalized product development costs and amortization of acquired technology as discussed above. Future gross profit margin will be dependent primarily on our revenue mix, the amount of professional development expenses and amortization of capitalized product development costs.

      Gross profit margin was 71.3% for 2002, down from 77.9% for 2001. This decrease in gross profit margin resulted primarily from a lower proportion of license fees revenues included in our product sales mix, as well as the NetSchools hardware commitments, increased professional development expenses and increased amortization of capitalized product development costs mentioned above.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 5.6% to $39,438 for 2003 from $37,335 for 2002. As a percentage of total revenues, sales and marketing expenses were 48.0% for 2003, down from 50.2% for 2002.

      Sales and marketing expenses increased in 2003 due to a number of factors, including increased commissions resulting from the growth in revenue, increased headcount from the NetSchools acquisition in the second half of 2002, additional investment in sales and marketing on the East Coast of the United States, increased marketing costs necessary to generate our future revenue growth, and additions to our infrastructure necessary to grow our business over the long-term. We continue to believe the benefits from this infrastructure investment will generate increased revenues in the future. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

      Sales and marketing expenses increased 6.9% to $37,335 for 2002 from $34,927 for 2001. As a percentage of total revenues, sales and marketing expenses were 50.2% in 2002, up slightly from 49.8% in 2001. The increased expenses resulted from a number of factors including increased headcount from our acquisitions in 2001 and 2002, increased marketing costs, and additions to our management team and infrastructure.

      General and Administrative. General and administrative expenses increased 6.1% to $13,182 for 2003 from $12,422 for 2002. As a percentage of total revenues, general and administrative expenses were 16.0% for 2003, down from 16.7% for 2002.

      The increased general and administrative expenses for 2003 resulted from a number of factors, including increased headcount from the NetSchools acquisition in the second half of 2002, increased insurance and professional services costs resulting from the changing regulatory environment, and additions to our infrastructure, including the installation of a new enterprise resource planning system, and, most recently, a customer relationship management (CRM) system, which will help grow our business over the long-term. We continue to believe the benefits from this infrastructure investment will increase controls and generate increased revenues in the future.

      General and administrative expenses increased 56.3% to $12,422 for 2002 from $7,948 for 2001. As a percentage of total revenues, general and administrative expenses were 16.7% in 2002, up from 11.4% in 2001. The increased expenses resulted from a number of factors including increased headcount from our acquisitions in 2001 and 2002 and additions to our management team and infrastructure.

      Product Development. The majority of our product development costs qualify for capitalization. Product development expense does not reflect these capitalized costs, as they are amortized through cost of revenues. Accordingly, our product development expense, as a percentage of revenue, does not demonstrate our total level of development activity.

      Product development spending, before capitalization, was 11.1% of total revenues for 2003, compared to 15.0% for 2002. Product development expenses decreased 33.4% to $2,267 for 2003 from $3,405 for 2002. As a percentage of total revenues, product development expenses were 2.8% for 2003, down from 4.6% for 2002.

      Our acquisitions of developed technologies and curriculum content and the completion of several significant projects in 2002 contributed to the decrease in product development spending in 2003. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

      Product development spending, before capitalization, was 15.0% of total revenues for 2002, compared to 9.3% for 2001. Product development expenses increased 131.1% to $3,405 for 2002 from $1,472 for 2001. As a percentage of total revenues, product development expenses were 4.6% for 2002, up from 2.1% for 2001. The increase reflects the spending needed to complete the next version of the NetSchools Orion product and our increased spending to enhance and replace certain existing courseware products and to develop a new standards-based reference network.

      Amortization of Intangibles and Goodwill. Expenses for 2003 and 2002 represented the amortization of identified intangible assets, other than goodwill and acquired technology, from our acquisitions. With the adoption of SFAS 142 in 2002, goodwill is no longer amortized to expense. Acquired technology intangible assets are amortized through cost of revenues. Goodwill amortization for 2001 was $1,714. See Note 9 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.

      Restructuring and Special Charges. In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees. The consolidated statement of operations for 2003 included a restructuring charge of $422 for severance costs related to this action. As of October 31, 2003, approximately $252 of these severance costs have been paid, with the remaining costs expected to be paid by August 2004.

      In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented about 10% of our planned workforce. The consolidated statement of operations for 2003 included a restructuring charge of $380 for severance costs related to this reduction. All of these severance costs have been paid as of October 31, 2003.

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

Interest Income

      Interest income was $317, $851 and $817 for 2003, 2002 and 2001. The decrease in 2003 from 2002 was due to lower invested balances at lower interest rates as compared to 2002. Invested balances decreased due to cash being used for our acquisitions in 2002 and our stock repurchases in 2003.

Interest Expense

      Interest expense was $104, $131 and $585 for 2003, 2002 and 2001, respectively. The decrease in 2002 from 2001 was the result of lower fees associated with a new revolving loan agreement in 2002.

Income Taxes

      We recorded an income tax benefit of $441 for 2003. We recorded income tax expense of $600 for 2002, despite incurring a pretax loss of $(541), due to a relatively small pretax loss and the fact that our U.S. operations were profitable while our foreign subsidiaries incurred losses for which we do not recognize a tax benefit. Income tax expense was $3,505 for 2001. Our effective income tax rate for 2003 was 20.9%, compared to (110.9)% for 2002 and 50% for 2001. The fluctuations in our effective tax rate are the result of the relative amount of taxable income or loss in each of our taxable jurisdictions. We do not record an income tax benefit in our foreign jurisdictions due to the uncertainty of realizing these tax benefits in future years.

      Our historical effective income tax rate has been highly volatile due to the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we provide a full valuation allowance. Our 2004 effective income tax rate is highly dependent upon whether or not we deem our net deferred tax assets are recoverable following the merger with Lightspan and upon the future taxable income or loss in each of our taxable jurisdictions. We have reflected a full valuation allowance in our Form 8-K/A filed January 9, 2004 relating to this acquisition, as this is presently the more likely outcome. Assuming we determine that a valuation allowance is necessary, our pre-acquisition deferred tax assets would be fully reserved through purchase accounting, and our future consolidated statements of operations will likely not reflect a normal tax provision or benefit. Additionally, income tax expense is expected in the amount of approximately $600 per year relating to tax deductible goodwill even with losses in the United States.

FINANCIAL CONDITION

Liquidity and Capital Resources

      At October 31, 2003, our principal sources of liquidity included cash and cash equivalents of $23,834, net accounts receivable of $39,176, long-term marketable securities of $3,862 and our unused line of credit. Working capital was $34,701 and $44,455 at October 31, 2003 and 2002, respectively. The decrease in working capital was primarily due to a decrease in cash and cash equivalents of $6,556 and increases in deferred revenue of $7,301 and accounts payable of $1,988, offset by an increase in net accounts receivable of $6,142. Cash and cash equivalents decreased as cash was used for product development, capital expenditures, stock repurchases and investments in marketable securities. Deferred revenue increased as a result of increased sales of our services and subscription-based products. Accounts payable increased due to timing of invoices and payments. Accounts receivable increased due to revenue growth in the second half of 2003.

      Cash flow from operations, excluding changes in our working capital accounts, was $10,615, $9,753 and $14,512 for 2003, 2002 and 2001, respectively. While such cash flows were relatively flat from 2002 to 2003, the decrease from 2001 to 2002 was primarily due to increased general and administrative costs discussed earlier in the “Results of Operations” section.

      During 2003, the decrease in cash and cash equivalents of $6,556 and the cash flow from operations, excluding changes in our working capital accounts, of $10,615 were used to fund the changes in our working capital accounts of $2,050, our investing activities of $12,793 and financing activities of $2,337. Changes in our working capital accounts were primarily due to increased accounts receivable partially offset by increased deferred revenue.

      During 2002, the decrease in cash and cash equivalents of $31,178 and the cash flow from operations, excluding changes in our working capital accounts, of $9,753 were used to fund the changes in our working capital accounts of $4,985, our investing activities of $23,383 and financing activities of $12,670. Changes in our working capital accounts were primarily due to increased accounts receivable, prepaid expenses and other assets and decreased accounts payable, which were partially offset by increased deferred revenue.

      During 2001, the increase in cash and cash equivalents of $55,153 was a result of the proceeds from our public stock offering of $58,139 and cash flow from operations, excluding changes in our working capital accounts, of $14,512, which were used to fund the changes in our working capital accounts of $4,207 and our investing activities of $12,906. Changes in our working capital accounts were primarily due to increased accounts receivable partially offset by increased deferred revenue.

      Net cash used in our investing activities was $12,793, $23,383 and $12,906 for 2003, 2002 and 2001, respectively. In 2003, as compared to 2002, we decreased our capital expenditures by $1,187, primarily because we purchased and installed a new enterprise resource planning system in 2002. Additionally, in 2003 we purchased a new customer relationship management (CRM) system. In 2002, we used $12,370 for our acquisitions of NetSchools and LearningElements.

      Net cash used in our financing activities was $2,337 for 2003 and $12,670 for 2002, compared to net cash provided of $57,827 in 2001. In 2003, we repurchased 457,000 shares of our common stock for an aggregate cost of $2,161. In 2002, we repurchased 988,000 shares for an aggregate cost of $11,340. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital.

      Cumulatively, we have repurchased approximately 1,445,000 shares for an aggregate cost of $13,501 under the repurchase plan and approximately $1,500 remains available for future repurchases, if any. In addition, in 2002, we received approximately $1,331 from the exercise of stock options and warrants and paid $2,366 to retire bank debt assumed with the NetSchools acquisition. In 2001, we completed a public stock offering resulting in net proceeds of approximately $55,000 and received approximately $3,300 from the exercise of stock options and warrants.

      We have resources available under our revolving loan agreement, which expires on July 1, 2004, to provide borrowings up to $12,500, as determined by the available borrowing base. At October 31, 2003, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Debt Service Coverage covenant for the twelve-month period ended October 31, 2003, and we have received a waiver from our lender covering this noncompliance for such period.

      From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future. As discussed earlier, we acquired Lightspan, in a stock transaction, and New Media, for $6,800 in cash, subsequent to October 31, 2003.

      We anticipate using cash during the first half of 2004 to fund expected losses from operations and our capital expenditure needs given the historic seasonality of our operations. Cash used during the first half of 2004 is expected to be greater than cash used during the first half of 2003 as we integrate the operations of Lightspan.

      We maintain adequate cash balances and credit facilities to meet our anticipated working capital, capital expenditure and business investment requirements for at least the next twelve months.

Disclosures About Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements as of October 31, 2003.

Disclosures About Contractual Obligations and Commercial Commitments

      Our contractual obligations and commercial commitments consist of future payments due under capital lease obligations and operating leases. In addition, any future borrowings under our revolving loan agreement, which provides for a maximum $12,500 line of credit through July 1, 2004, would require future use of cash.

	Payments Due by Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Capital lease obligations	$645	$337	$308	$—	$—
Operating leases	7,968	1,810	2,547	2,062	1,549

Total	$8,613	$2,147	$2,855	$2,062	$1,549

      At October 31, 2003, we had no significant commitments for capital expenditures. With the NetSchools acquisition in 2002, additional cash consideration may be due of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill. As of October 31, 2003, no additional consideration has been earned.

Interest Rate Risk

      Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At October 31, 2003, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

      We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Any gains or losses from foreign currency transactions are included in the consolidated statements of operations. Approximately 3%, 6% and 8% of our total revenues were denominated in currencies other than the U.S. dollar for 2003, 2002 and 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The effective dates of certain elements of FIN 46 have been deferred. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on our consolidated financial statements. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial statements may be adversely effected.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The effective dates of certain elements of SFAS 150 have been deferred. We currently have no financial instruments of this nature and the adoption of SFAS 150 did not have a material impact on our consolidated financial statements. However, if we enter into any such arrangements in the future, our consolidated financial statements may be adversely effected.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

      The information appearing under the captions “Interest Rate Risk” and “Foreign Currency Exchange Risk” in Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      (a)(1) Consolidated Financial Statements:

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

      The adequacy of the Company’s internal accounting controls, the accounting principles employed in its financial reporting and the scope of independent audits are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent auditors meet with, and have confidential access to, the Audit Committee to discuss the results of their audit work.

/s/ JOHN MURRAY
John Murray
Chairman, President and Chief Executive Officer

/s/ GREGORY J. MELSEN
Gregory J. Melsen
Vice President Finance and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and

Board of Directors of
PLATO Learning, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company ceased amortizing goodwill on November 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

December 3, 2003, except as to Note 18,
which is as of December 17, 2003

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2003	2002	2001

	(In thousands, except
	per share amounts)
Revenues:
License fees	$52,439	$54,141	$56,846
Subscriptions	7,151	3,550	961
Services	16,738	11,780	8,359
Other	5,864	4,920	3,941

Total revenues	82,192	74,391	70,107

Cost of revenues:
License fees	8,217	8,184	5,645
Subscriptions	3,567	1,986	304
Services	10,929	7,465	5,650
Other	5,468	3,728	3,897

Total cost of revenues	28,181	21,363	15,496

Gross profit	54,011	53,028	54,611

Operating expenses:
Sales and marketing	39,438	37,335	34,927
General and administrative	13,182	12,422	7,948
Product development	2,267	3,405	1,472
Amortization of intangibles	587	603	387
Restructuring and special charges	802	—	1,260
Purchased in-process research and development	—	360	—
Amortization of goodwill	—	—	1,714

Total operating expenses	56,276	54,125	47,708

Operating profit (loss)	(2,265)	(1,097)	6,903
Interest income	317	851	817
Interest expense	(104)	(131)	(585)
Other expense, net	(56)	(164)	(125)

Earnings (loss) before income taxes	(2,108)	(541)	7,010
Income tax expense (benefit)	(441)	600	3,505

Net earnings (loss)	$(1,667)	$(1,141)	$3,505

Earnings (loss) per share:
Basic	$(0.10)	$(0.07)	$0.26

Diluted	$(0.10)	$(0.07)	$0.24

Weighted average common shares outstanding:
Basic	16,510	16,600	13,364

Diluted	16,510	16,600	14,383

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,

	2003	2002

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,834	$30,390
Accounts receivable, net	39,176	33,034
Prepaid expenses and other current assets	4,819	4,870
Deferred income taxes	2,218	3,705

Total current assets	70,047	71,999
Long-term marketable securities	3,862	—
Equipment and leasehold improvements, net	5,024	5,210
Product development costs, net	14,738	13,545
Goodwill	39,609	38,739
Identified intangible assets, net	14,707	16,946
Other assets	1,975	1,144

Total assets	$149,962	$147,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,876	$888
Accrued employee salaries and benefits	6,678	6,979
Accrued liabilities	3,600	4,786
Deferred revenue	22,192	14,891

Total current liabilities	35,346	27,544
Deferred revenue	4,372	3,946
Deferred income taxes	—	1,928
Other liabilities	312	582

Total liabilities	40,030	34,000

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 17,671 shares issued and 16,370 shares outstanding at October 31, 2003; 17,656 shares issued and 16,812 shares outstanding at October 31, 2002	164	168
Additional paid in capital	123,135	123,053
Treasury stock at cost, 1,301 and 844 shares, respectively	(11,652)	(9,495)
Retained earnings (accumulated deficit)	(1,022)	645
Accumulated other comprehensive loss	(693)	(788)

Total stockholders’ equity	109,932	113,583

Total liabilities and stockholders’ equity	$149,962	$147,583

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net earnings (loss)	$(1,667)	$(1,141)	$3,505

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Deferred income taxes	(441)	600	3,505
Amortization of capitalized product development costs	5,720	4,177	3,020
Amortization of identified intangible assets	2,239	1,353	573
Amortization of goodwill	—	—	1,714
Depreciation of equipment and leasehold improvements	2,227	1,665	1,073
Provision for doubtful accounts	2,476	2,547	1,868
Loss on disposal of equipment	61	137	29
Purchased in-process research and development	—	360	—
Stock-based compensation	—	55	576
Common stock received for employee payroll tax	—	—	(1,351)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,442)	(5,753)	(8,447)
Prepaid expenses and other current and noncurrent assets	(956)	(2,598)	(1,742)
Accounts payable	1,988	(3,876)	530
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(1,492)	556	1,416
Deferred revenue	6,850	6,686	4,036

Total adjustments	10,230	5,909	6,800

Net cash provided by operating activities	8,563	4,768	10,305

Investing activities:
Capitalization of product development costs	(6,863)	(7,738)	(5,030)
Capital expenditures	(2,088)	(3,275)	(1,134)
Purchases of marketable securities	(5,061)	—	—
Sales of marketable securities	1,219	—	—
Acquisitions, net of cash acquired	—	(12,370)	(6,742)

Net cash used in investing activities	(12,793)	(23,383)	(12,906)

Financing activities:
Repurchase of common stock	(2,161)	(11,340)	—
Net proceeds from issuance of common stock	82	1,331	58,139
Repayments of capital lease obligations	(258)	(295)	(271)
Repayments of bank debt	—	(2,366)	(41)

Net cash provided by (used in) financing activities	(2,337)	(12,670)	57,827

Effect of foreign currency on cash	11	107	(73)

Net increase (decrease) in cash and cash equivalents	(6,556)	(31,178)	55,153
Cash and cash equivalents at beginning of period	30,390	61,568	6,415

Cash and cash equivalents at end of period	$23,834	$30,390	$61,568

Supplemental cash flow information:
Cash paid for interest	$43	$153	$363
Cash paid for income taxes	416	147	472
Liabilities assumed in acquisitions	—	9,281	863
Assets acquired in acquisitions	—	2,614	927
Noncash investing and financing activities:
Common stock and warrants issued for acquisitions	—	14,152	12,526
Capital lease obligations incurred	—	85	1,076
Stock option exercises using common stock	—	—	2,354
Debt converted to common stock	—	—	600

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock
					Retained	Accumulated
			Additional		Earnings	Other	Total
		Par	Paid in	Treasury	(Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Stock	Deficit)	Loss	Equity

	(In thousands)
Balances, November 1, 2000	10,967	$110	$35,498	$(1,209)	$(1,719)	$(835)	$31,845
Comprehensive income:
Net earnings	—	—	—	—	3,505	—	3,505
Foreign currency translation adjustments	—	—	—	—	—	(69)	(69)

Total comprehensive income							3,436

Common stock issued	3,691	36	54,773	—	—	—	54,809
Debenture conversions	88	—	600	—	—	—	600
Exercise of stock options, warrants and shares issued under employee stock purchase plan	928	9	5,675	—	—	—	5,684
Restricted stock	(7)	—	87	—	—	—	87
Common stock and warrants issued for acquisitions	899	9	12,517	—	—	—	12,526
Accelerated vesting of stock options	—	—	489	—	—	—	489
Income tax benefit of stock options exercised	—	—	4,128	—	—	—	4,128
Common stock surrendered in conjunction with exercise of stock options	(155)	—	—	(3,705)	—	—	(3,705)

Balances, October 31, 2001	16,411	164	113,767	(4,914)	1,786	(904)	109,899
Comprehensive loss:
Net loss	—	—	—	—	(1,141)	—	(1,141)
Foreign currency translation adjustments	—	—	—	—	—	116	116

Total comprehensive loss							(1,025)

Common stock repurchased	(988)	(10)	—	(11,330)	—	—	(11,340)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	170	2	1,325	—	—	—	1,327
Restricted stock	(3)	—	55	—	—	—	55
Common stock and warrants issued for acquisitions	1,222	12	7,391	6,749	—	—	14,152
Income tax benefit of stock options exercised	—	—	515	—	—	—	515

Balances, October 31, 2002	16,812	168	123,053	(9,495)	645	(788)	113,583
Comprehensive loss:
Net loss	—	—	—	—	(1,667)	—	(1,667)
Unrealized gains on available for sale securities	—	—	—	—	—	20	20
Foreign currency translation adjustments	—	—	—	—	—	75	75

Total comprehensive loss							(1,572)

Common stock repurchased	(457)	(4)	—	(2,157)	—	—	(2,161)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	15	—	82	—	—	—	82

Balances, October 31, 2003	16,370	$164	$123,135	$(11,652)	$(1,022)	$(693)	$109,932

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.	Business

      We enhance the learning process by providing computer-based and e-learning instruction software and related services, offering basic to advanced level courseware in reading, writing, math, science, social studies and life and job skills. Our PLATOTM Learning System and PLATOTM Web Learning Network provide more than 4,000 hours of objective-based, problem-solving courseware and include assessment, alignment and management tools to create standards-based curricula and facilitate the learning process. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services primarily to K-12 schools. We also sell to colleges, job training programs, correctional institutions, military education programs, corporations and individuals.

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

2.	Summary of Significant Accounting Policies

Fiscal Year

      Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2003, 2002 and 2001 relate to the fiscal years ended October 31, 2003, 2002 and 2001, respectively. References to future years also relate to our fiscal year ended October 31.

Consolidation

      The accompanying consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include the allowance for doubtful accounts receivable, the deferred tax asset valuation allowances and the valuation and recoverability of goodwill and identified intangible assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

      All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Any such investments are carried at cost, which approximates fair value.

Marketable Securities

      We account for marketable securities in accordance with provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We perform evaluations of our customers’ credit worthiness and require no collateral from our customers. Although many of our customers are dependent upon various government funding sources, and are subject to appropriation of funds, we do not believe there is a significant concentration of risk associated with any specific governmental program or funding source.

Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost, less accumulated depreciation. The straight-line method of depreciation is used over the estimated useful lives of the assets. This is generally three to five years for equipment and the shorter of the lease term or estimated useful life for leasehold improvements. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in our results of operations. Maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets

      We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our fair value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is unnecessary. If our book value exceeds our market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed an initial goodwill impairment assessment as of November 1, 2001 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded. We also completed our annual goodwill impairment assessment as of October 31, 2003 and 2002, upon which no impairment charge was recorded.

Long-Lived Assets

      We review identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or changes in

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made. There were no such impairments during the periods presented.

Financial Instruments

      The carrying value of our cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these financial instruments.

Revenue Recognition

      We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We license software under non-cancelable license and subscription agreements. We also provide related professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

      Revenue from the sale of courseware licenses is recognized upon meeting the following criteria: (i) a written customer order has been executed, (ii) courseware has been delivered, (iii) the license fee is fixed or determinable and (iv) collectibility of the fee is probable.

      For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable. VSOE is determined using the price charged when that element is sold separately. For software arrangements in which we do not have VSOE for undelivered elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements or when all elements for which we do not have VSOE have been delivered.

      If collectibility of the fee is not probable, revenue is recognized as payments are received from the customer provided all other revenue recognition criteria have been met. If the fee due from the customer is not fixed or determinable, revenue is recognized as the payments become due provided all other revenue recognition criteria have been met.

      Subscription revenue, primarily fees charged for our PLATO Web Learning Network and PLATO Orion products, is recognized on a ratable basis as the products are delivered over the subscription period.

      Services revenue consists of software support and maintenance, which is deferred and recognized ratably over the support period, and consulting, training and implementation services, which are recognized as the services are performed.

      Other revenue, primarily from hardware and third-party software products, is recognized as the products are delivered and all other revenue recognition criteria are met.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Sales Promotion Costs

      Advertising and sales promotion costs, which are expensed as incurred, were $1,383, $2,018 and $2,065 for 2003, 2002 and 2001, respectively.

Product Development Costs

      Our product development costs relate to the research, development, enhancement and maintenance of our courseware products. The amortization of capitalized product development costs is included in cost of sales related to license fees revenues. Research and development costs, relating principally to the design and development of new products, and the routine enhancement and maintenance of existing products are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. Technological feasibility is established when we have completed all planning, designing, coding and testing activities necessary to establish that a product can be produced to meet its design specifications. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of: (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is generally three years. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization. Unamortized costs determined to be in excess of the net realizable value of the product, if any, are expensed at the date of such determination.

Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have adopted the disclosure provisions of SFAS 148 and the following table compares net earnings (loss) and the related per share amounts to the pro forma amounts that would be reported had compensation expense been recognized in accordance with the fair value method of SFAS 123, as amended by SFAS 148:

	2003	2002	2001

Net earnings (loss), as reported	$(1,667)	$(1,141)	$3,505
Deduct: stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(3,943)	(4,371)	(3,282)

Pro forma net earnings (loss)	$(5,610)	$(5,512)	$223

Basic earnings (loss) per share:
As reported	$(0.10)	$(0.07)	$0.26

Pro forma	$(0.34)	$(0.33)	$0.02

Diluted earnings (loss) per share:
As reported	$(0.10)	$(0.07)	$0.24

Pro forma	$(0.34)	$(0.33)	$0.02

      The weighted-average fair value of options granted and assumptions used in the Black-Scholes stock option pricing model were as follows:

	2003	2002	2001

Fair value of options granted	$3.82	$7.26	$12.30
Expected life (years)	5	5	5
Risk-free rate of return	2.9%	4.1%	4.8%
Volatility	66.0%	70.0%	75.0%
Dividend yield	0.0%	0.0%	0.0%

Income Taxes

      We account for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

Earnings (Loss) Per Share

      Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares consist of options and warrants.

Foreign Currency Translation

      The functional currency for each of our foreign subsidiaries is the respective local currency. All assets and liabilities of our foreign subsidiaries are translated from local currencies to United States dollars at period end

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded as a separate component of stockholders’ equity. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant.

Comprehensive Income (Loss)

      The components of our comprehensive income (loss) include net earnings (loss), unrealized gains on available for sale marketable securities and foreign currency translation adjustments. Comprehensive income (loss) for all periods presented is included in our consolidated statements of stockholders’ equity and comprehensive income (loss).

New Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The effective dates of certain elements of FIN 46 have been deferred. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on our consolidated financial statements. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial statements may be adversely effected.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The effective dates of certain elements of SFAS 150 have been deferred. We currently have no financial instruments of this nature and the adoption of SFAS 150 did not have a material impact on our consolidated financial statements. However, if we enter into any such arrangements in the future, our consolidated financial statements may be adversely effected.

3.	Reclassification of Financial Information

      Certain reclassifications of previously reported amounts have been made to conform to the current year presentation in the consolidated statements of operations. These reclassifications did not change previously reported revenues, operating profit (loss) or net earnings (loss) and related per share amounts.

      Revenues and cost of revenues are now presented in four categories: license fees, subscriptions, services and other.

      Sales and marketing expenses are now presented separately from general and administrative expenses. Also, certain costs previously reported as an element of operating expenses have been reclassified to cost of revenues. These expenses include professional development costs, previously a component of selling, general and administrative expenses, amortization of capitalized product development costs and customer support

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses, previously components of product development and customer support expense, and amortization of acquired technology, previously a component of amortization of intangibles.

      On an annual basis, these reclassifications for 2002 and 2001 are summarized as follows (amounts shown as previously reported are from our Annual Report on Form 10-K for the year ended October 31, 2002):

	2002	2001

Selling, general and administrative expense, as previously reported	$51,990	$44,226
Customer support expense	787	715
General and administrative expense	(12,422)	(7,948)
Professional development expenses moved to cost of revenues	(3,020)	(2,066)

Sales and marketing expense	$37,335	$34,927

Product development and customer support expense, as previously reported	$12,599	$8,686
Amortization of capitalized product development costs moved to cost of revenues	(4,177)	(3,020)
Amortization of intangible assets moved to cost of revenues	(300)	(175)
Customer support expense moved to cost of revenues	(3,930)	(3,304)
Customer support expense moved to general and administrative expense	(787)	(715)

Product development expense	$3,405	$1,472

Amortization of intangibles, as previously reported	$1,053	$398
Amortization of intangible assets moved to cost of revenues	(450)	(11)

Amortization of intangibles	$603	$387

Cost of revenues, as previously reported	$9,486	$6,920
Professional development expenses	3,020	2,066
Amortization of capitalized product development costs	4,177	3,020
Amortization of intangible assets	750	186
Customer support expenses	3,930	3,304

Cost of revenues	$21,363	$15,496

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a quarterly basis, these reclassifications for 2003 are summarized as follows (amounts shown as previously reported are from our Quarterly Reports on Form 10-Q for the year ended October 31, 2003):

	2003

	Three Months Ended

	Jan 31	Apr 30	Jul 31	Oct 31	Year

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales and marketing expense, as previously reported	$10,446	$11,198	$11,364	$11,745	$44,753
Professional development expenses moved to cost of revenues	(1,208)	(1,252)	(1,285)	(1,570)	(5,315)

Sales and marketing expense	$9,238	$9,946	$10,079	$10,175	$39,438

General and administrative expense, as previously reported	$3,000	$2,804	$2,950	$3,419	$12,173
Customer support expense	276	231	250	252	1,009

General and administrative expense	$3,276	$3,035	$3,200	$3,671	$13,182

Product development and customer support expense, as previously reported	$3,134	$3,200	$3,379	$3,449	$13,162
Amortization of capitalized product development costs moved to cost of revenues	(1,294)	(1,330)	(1,578)	(1,518)	(5,720)
Amortization of intangible assets moved to cost of revenues	(75)	(75)	(75)	(75)	(300)
Customer support expense moved to cost of revenues	(928)	(937)	(1,004)	(997)	(3,866)
Customer support expense moved to general and administrative expense	(276)	(231)	(250)	(252)	(1,009)

Product development expense	$561	$627	$472	$607	$2,267

Amortization of intangibles, as previously reported	$401	$419	$450	$669	$1,939
Amortization of intangible assets moved to cost of revenues	(254)	(272)	(303)	(523)	(1,352)

Amortization of intangibles	$147	$147	$147	$146	$587

Cost of revenues, as previously reported	$1,928	$3,156	$3,378	$3,166	$11,628
Professional development expenses	1,208	1,252	1,285	1,570	5,315
Amortization of capitalized product development costs	1,294	1,330	1,578	1,518	5,720
Amortization of intangible assets	329	347	378	598	1,652
Customer support expenses	928	937	1,004	997	3,866

Cost of revenues	$5,687	$7,022	$7,623	$7,849	$28,181

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a quarterly basis, these reclassifications for 2002 are summarized as follows (amounts shown as previously reported are from our Quarterly Reports on Form 10-Q for the year ended October 31, 2003):

	2002

	Three Months Ended

	Jan 31	Apr 30	Jul 31	Oct 31	Year

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales and marketing expense, as previously reported	$9,095	$9,799	$10,281	$11,180	$40,355
Professional development expenses moved to cost of revenues	(528)	(545)	(670)	(1,277)	(3,020)

Sales and marketing expense	$8,567	$9,254	$9,611	$9,903	$37,335

General and administrative expense, as previously reported	$2,421	$2,161	$3,091	$3,962	$11,635
Customer support expense	231	183	192	181	787

General and administrative expense	$2,652	$2,344	$3,283	$4,143	$12,422

Product development and customer support expense, as previously reported	$2,781	$2,577	$3,899	$3,342	$12,599
Amortization of capitalized product development costs moved to cost of revenues	(939)	(1,001)	(1,066)	(1,171)	(4,177)
Amortization of intangible assets moved to cost of revenues	(75)	(75)	(75)	(75)	(300)
Customer support expense moved to cost of revenues	(890)	(920)	(1,330)	(790)	(3,930)
Customer support expense moved to general and administrative expense	(231)	(183)	(192)	(181)	(787)

Product development expense	$646	$398	$1,236	$1,125	$3,405

Amortization of intangibles, as previously reported	$194	$168	$343	$348	$1,053
Amortization of intangible assets moved to cost of revenues	(31)	(31)	(186)	(202)	(450)

Amortization of intangibles	$163	$137	$157	$146	$603

Cost of revenues, as previously reported	$2,055	$2,068	$2,289	$3,074	$9,486
Professional development expenses	528	545	670	1,277	3,020
Amortization of capitalized product development costs	939	1,001	1,066	1,171	4,177
Amortization of intangible assets	106	106	261	277	750
Customer support expenses	890	920	1,330	790	3,930

Cost of revenues	$4,518	$4,640	$5,616	$6,589	$21,363

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a quarterly basis, these reclassifications for 2001 are summarized as follows (amounts shown as previously reported are from our Quarterly Reports on Form 10-Q for the year ended October 31, 2002):

	2001

	Three Months Ended

	Jan 31	Apr 30	Jul 31	Oct 31	Year

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Selling, general and administrative expense, as previously reported	$8,737	$10,157	$11,950	$13,382	$44,226
Customer support expense	174	174	177	190	715
General and administrative expense	(1,657)	(1,739)	(1,997)	(2,555)	(7,948)
Professional development expenses moved to cost of revenues	(480)	(503)	(488)	(595)	(2,066)

Sales and marketing expense	$6,774	$8,089	$9,642	$10,422	$34,927

Product development and customer support expense, as previously reported	$1,787	$2,045	$2,238	$2,616	$8,686
Amortization of capitalized product development costs moved to cost of revenues	(492)	(734)	(788)	(1,006)	(3,020)
Amortization of intangible assets moved to cost of revenues	—	(25)	(75)	(75)	(175)
Customer support expense moved to cost of revenues	(793)	(795)	(833)	(883)	(3,304)
Customer support expense moved to general and administrative expense	(174)	(174)	(177)	(190)	(715)

Product development expense	$328	$317	$365	$462	$1,472

Amortization of intangibles, as previously reported	$208	$386	$818	$700	$2,112
Amortization of goodwill	(131)	(283)	(663)	(637)	(1,714)
Amortization of intangible assets moved to cost of revenues	—	—	—	(11)	(11)

Amortization of intangibles	$77	$103	$155	$52	$387

Cost of revenues, as previously reported	$1,479	$1,469	$1,667	$2,305	$6,920
Professional development expenses	480	503	488	595	2,066
Amortization of capitalized product development costs	492	734	788	1,006	3,020
Amortization of intangible assets	—	25	75	86	186
Customer support expenses	793	795	833	883	3,304

Cost of revenues	$3,244	$3,526	$3,851	$4,875	$15,496

4.	Acquisitions

      We account for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). All of our acquisitions, including those prior to the adoption of SFAS 141, were accounted for using the purchase method of accounting. The assets and liabilities acquired were recorded at their estimated fair values on the dates of acquisition. Operating results of the acquired companies were included in our

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements from the dates of acquisition. Acquisition-related goodwill and identified intangible assets are subject to the provisions of SFAS 142, which require goodwill to be tested periodically for impairment, but not be amortized. Identified intangible assets are amortized over their estimated lives. See Note 9 for additional information regarding goodwill and identified intangible assets.

New Media (Holdings) Limited

      Subsequent to October 31, 2003, we acquired New Media (Holdings) Limited (“New Media”), a United Kingdom-based publisher of curriculum-focused software primarily for teaching secondary school science and math. See Note 18 for additional information on the New Media acquisition.

Lightspan, Inc.

      On September 9, 2003, we signed an Agreement and Plan of Merger with Lightspan, Inc. (“Lightspan”), a leading provider of curriculum-based educational software and online products and services used in schools, at home and in community colleges. This merger transaction was completed on November 17, 2003. See Note 18 for additional information on the Lightspan acquisition.

LearningElements, Inc.

      In August 2002, we acquired LearningElements, Inc. (“LearningElements”), a privately-held development stage corporation and provider of a comprehensive K-3 reading curriculum, for $2,950 in cash and approximately 422,000 shares of our common stock valued at $2,811 for accounting purposes. Identified intangible assets consisted entirely of acquired technology of $9,467, which is being amortized over seven years. Additionally, we recorded a deferred tax liability of $3,921 related to this intangible asset. This acquisition is expected to enhance our growing curriculum solution for elementary schools by providing a research-based early reading product line that meets new federal education guidelines.

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

      We acquired all of the outstanding shares of NetSchools for $6,050 in cash, 799,998 shares of our common stock valued at $10,368 for accounting purposes, warrants to purchase 200,000 shares of our common stock (at an exercise price of $17.00 per share through May 9, 2007), assumed liabilities, transaction expenses and additional consideration of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill. As of October 31, 2003, no additional consideration has been earned.

      Total cash usage related to this acquisition in 2002 was approximately $12,000, which included $6,05 cash paid as part of the purchase price, $1,70 in direct acquisition fees, $2,366 of NetSchools bank debt repaid subsequent to the closing date of the acquisition, $1,125 for NetSchools change-in-control and management incentive payments, and $750 for lease termination costs under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Direct acquisition fees consisted of investment banking, legal and professional fees.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price consisted of the following components:

Common stock issued	$10,368
Cash paid	6,050
Direct acquisition fees	1,700
Change-in-control and incentive payments	1,125
Lease termination costs	750
Liabilities assumed	9,210
Common stock warrants issued	969

$30,172

      The allocation of the total purchase price, including acquisition fees, was as follows:

Estimated fair value of tangible assets acquired	$2,480
Estimated fair value of identified intangible assets	5,200
Goodwill	22,132
Purchased in-process research and development	360

$30,172

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of a customer list of $400, acquired technology of $4,800 and in-process research and development of $360. The customer list and acquired technology are being amortized over five and seven years, respectively. At the date of acquisition, $360 of the purchase price was expensed for purchased in-process research and development related to a new version of NetSchools’ Orion product, which had not yet reached technological feasibility and had no alternative future use. The Orion product is an online tool for curriculum management and correlation to state education standards. The value assigned to this in-process research and development was determined by estimating the total costs required to develop the new product. At the acquisition date, the new Orion product was approximately 67% complete and it was completed in 2002 at a cost of approximately $760.

      In connection with this acquisition, we developed plans for employee relocations and workforce and facility reductions. The aggregate estimated costs of these plans was $819 which consisted of $367 related to the elimination of 39 positions, $282 related to lease termination and $170 related to employee relocation. As of October 31, 2003, substantially all of these costs have been paid.

TeachMaster Technologies, Inc.

      In September 2001, we acquired TeachMaster Technologies, Inc. (“TeachMaster”), a privately-held corporation and research-based educational software development and consulting services company. TeachMaster specializes in the implementation of cross-platform standards-based educational solutions for K-12 school districts.

      We acquired TeachMaster for $1,550 in cash, approximately 24,000 shares of our common stock valued at $500 for accounting purposes, approximately $726 to retire certain of TeachMaster’s debts, and additional consideration not to exceed $750, contingent on TeachMaster achieving certain financial targets in fiscal years 2002 and 2003. These targets were not achieved and no additional consideration was earned.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$3,110

      We performed the valuation of identified intangible assets, consisting of an employment agreement of $413 and acquired technology of $552. The employment agreement and acquired technology are being amortized over their original lives of three and five years, respectively.

Wasatch Interactive Learning Corporation

      In April 2001, we acquired Wasatch Interactive Learning Corporation (“Wasatch”), a publicly-held corporation and provider of multimedia courseware for K-8 education. All of the outstanding securities of Wasatch were acquired in exchange for approximately 875,000 shares of our common stock valued at $11,996 for accounting purposes. In addition, we assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase our common stock (see Note 12).

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

$17,327

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocation of the total purchase price was as follows:

Estimated fair value of tangible assets acquired	$595
Estimated fair value of identified intangible assets	2,200
Goodwill	12,290
Deferred tax asset	3,100
Deferred tax liabilities	(858)

$17,327

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of a customer list of $900, acquired technology of $900 and the assembled workforce of $400. With the adoption of SFAS 142 in 2002, the assembled workforce intangible asset, which was being amortized over three years, was reclassified to goodwill. The customer list and acquired technology will continue to be amortized over their original lives of three and five years, respectively.

Unaudited Pro Forma Data

      Our unaudited pro forma consolidated results of operations, as if the NetSchools and Wasatch acquisitions had occurred at the beginning of the years presented, were as follows:

	2002	2001

	(Unaudited)	(Unaudited)
Revenues	$79,828	$82,882
Net loss	(5,431)	(10,042)
Basic and diluted loss per share	(0.32)	(0.68)

      The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the years presented or the results which may occur in the future. The pro forma data does not include LearningElements or TeachMaster, as the effects of these acquisitions were not material on a pro forma basis.

5.	Marketable Securities

      The components of long-term marketable securities at October 31, 2003 were as follows:

		Aggregate
		Fair	Unrealized
	Cost	Value	Gains

Agencies	$1,851	$1,862	$11
Corporate bonds	282	282	—
Collateralized mortgage obligations	38	39	1
Taxable floating rate notes	475	475	—
Government securities	1,070	1,078	8
Taxable municipal bonds	126	126	—

	$3,842	$3,862	$20

      There were no unrealized losses at October 31, 2003. Realized gains and losses relating to marketable securities during 2003 were not significant.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable

      The components of accounts receivable at October 31 were as follows:

	2003	2002

Trade accounts receivable	$21,415	$14,865
Installment accounts receivable	22,015	20,936
Allowance for doubtful accounts	(4,254)	(2,767)

	$39,176	$33,034

      Installment accounts receivable include amounts not yet billed that are due within one year from the balance sheet date. Installment receivables to be billed beyond one year from the balance sheet date are included in other assets on the consolidated balance sheets and were $944 and $1,144 at October 31, 2003 and 2002, respectively.

      The allowance for doubtful accounts activity was as follows:

	2003	2002	2001

Balance, November 1	$2,767	$2,545	$2,308
Provision for doubtful accounts	2,476	2,547	1,868
Other reclassifications	—	241	12
Write-offs, net of recoveries	(989)	(2,566)	(1,643)

Balance, October 31	$4,254	$2,767	$2,545

      The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.

7.	Equipment and Leasehold Improvements

      The components of equipment and leasehold improvements at October 31 were as follows:

	2003	2002

Equipment and leasehold improvements	$12,560	$10,647
Accumulated depreciation	(7,536)	(5,437)

	$5,024	$5,210

      Depreciation expense was $2,227, $1,665 and $1,073 for 2003, 2002 and 2001, respectively.

8.	Product Development Costs

      The components of product development costs at October 31 were as follows:

	2003	2002

Capitalized product development costs	$26,576	$19,628
Accumulated amortization	(11,838)	(6,083)

	$14,738	$13,545

      Amortization expense related to capitalized product development costs was $5,720, $4,177 and $3,020 for 2003, 2002 and 2001, respectively, and is included as a component of cost of revenues in the consolidated statements of operations.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Identified Intangible Assets

Goodwill

      The carrying value of our goodwill was $39,609 and $38,739 at October 31, 2003 and 2002, respectively. Goodwill was increased by $870 during the three months ended January 31, 2003 as a result of the finalization of the purchase price allocation relating to the NetSchools acquisition in May 2002. As required by SFAS 142, we completed the periodic impairment test of goodwill as of October 31, 2003, and goodwill was not impaired.

      In accordance with the provisions of SFAS 142, goodwill was not amortized in 2003 or 2002. In 2001, $1,714 of goodwill amortization expense was recorded. The impact of SFAS 142 on net earnings and the related per share amounts, as if it had been in effect for 2001, was as follows:

	2001

		BasPer S	hareuted

Reported net earnings	$3,505	$0.26	$0.24
Goodwill amortization (net of tax)	857	0.07	0.06

Adjusted net earnings	$4,362	$0.33	$0.30

Identified Intangible Assets

      Identified intangible assets subject to amortization at October 31 were as follows:

	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Acquired technology	$15,717	$(2,589)	$13,128	$15,717	$(936)	$14,781
Trademark	1,380	(640)	740	1,380	(444)	936
Customer lists	1,300	(595)	705	1,300	(339)	961
Employment agreement	413	(279)	134	413	(145)	268
Noncompete agreements	90	(90)	—	90	(90)	—

	$18,900	$(4,193)	$14,707	$18,900	$(1,954)	$16,946

      Amortization expense for identified intangible assets was $2,239, $1,353 and $573 for 2003, 2002 and 2001, respectively, of which $1,652, $750 and $186 was included cost of revenues for each period.

      The estimated future annual amortization expense for identified intangible assets is as follows:

2004	$2,801
2005	2,542
2006	2,356
2007	2,154
2008	1,964
Thereafter	2,890

$14,707

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt

Revolving Loan

      Our revolving loan agreement with Wells Fargo Bank, N.A. provides for a maximum $12,500 line of credit through July 1, 2004. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at October 31, 2003 or 2002.

      Borrowings are limited by the available borrowing base, as defined, consisting of certain accounts receivable and bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (LIBOR) plus 1.75 to 2.75%, depending on cash flow leverage, as defined, at our option pursuant to the agreement. At October 31, 2003, the prime rate was 4.00% and the LIBOR rate was 1.12%. A commitment fee is payable quarterly based on the unused portion of the line of credit.

      The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Debt Service covenant for the twelve-month period ended October 31, 2003, and we received a waiver from our lender covering this noncompliance for such period.

Capital Lease Obligations

      At October 31, 2003, we were obligated under various capital leases for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

      Scheduled maturities of capital lease obligations are as follows:

2004	$337
2005	266
2006	42

$645

11.	Commitments and Contingencies

Operating Leases

      We lease our various office facilities. Certain of these operating leases contain renewal options, escalation clauses and requirements that we pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable operating leases are as follows:

2004	$1,810
2005	1,355
2006	1,192
2007	1,049
2008	1,013
Thereafter	1,549

$7,968

      Rent expense was $2,501, $2,139 and $1,432 for 2003, 2002 and 2001, respectively.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

      We have entered into various employment security agreements with our executive officers, which provide for severance payments of up to approximately $2,300, subject to certain conditions and events.

Litigation

      We are not a party to any litigation that is expected to have a material adverse effect on our business or our consolidated financial statements.

12.	Stockholders’ Equity

Common Stock Issued

      Shares of common stock issued for the exercise of options and warrants and for purchases under our employee stock purchase plan were 15,000, 170,000 and 928,000 shares for 2003, 2002 and 2001, respectively.

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

      In January 2001, we issued approximately 11,000 shares of our common stock pursuant to the adjustment warrants issued in connection with a previous private placement of common stock.

Common Stock Repurchased

      In 2003, we repurchased approximately 457,000 shares of our common stock for an aggregate cost of $2,161. In 2002, we repurchased approximately 988,000 shares of our common stock for an aggregate cost of $11,340. These shares are presented as treasury stock in the consolidated balance sheet. These treasury shares were used as part of the Lightspan acquisition subsequent to October 31, 2003 (see Note 18).

Stock Incentive and Stock Option Plans

      We have adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights and stock awards to directors, officers and key employees, subject to certain conditions, including continued employment. Under these plans, approximately 971,000 shares are reserved for future grants.

      Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant, and accordingly, no compensation expense has been recognized in the consolidated financial statements. Options granted to our outside directors are exercisable immediately. All other options granted become exercisable ratably over three years. All options granted expire eight or ten years from the grant date.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option transactions under these plans were as follows:

	2003	2002	2001

Options outstanding at beginning of year	2,245,027	2,144,757	1,965,464
Options granted	661,717	694,427	1,123,669
Options exercised	(2,535)	(171,554)	(887,652)
Options forfeited	(245,094)	(422,603)	(56,724)

Options outstanding at end of year	2,659,115	2,245,027	2,144,757

Options exercisable at end of year	1,623,122	1,160,402	855,599

Weighted average exercise prices:
Outstanding at beginning of year	$11.46	$11.42	$6.94
Granted	6.68	11.92	15.07
Exercised	5.95	7.10	6.14
Forfeited	10.91	13.54	10.97
Outstanding at end of year	10.33	11.46	11.42
Exercisable at end of year	10.48	10.13	7.72

      Stock options outstanding and exercisable at October 31, 2003 were as follows:

		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Years	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$3.28 - $6.23	613,822	5.8	$4.83	540,022	$4.69
$6.66 - $7.14	522,882	6.6	6.90	164,431	6.74
$7.45 - $10.50	377,581	7.1	8.57	105,634	9.06
$13.13 - $14.20	547,911	7.0	13.67	419,119	13.60
$15.65 - $23.62	596,919	7.7	17.03	393,916	17.01

	2,659,115	6.8	$10.33	1,623,122	$10.48

Common Stock Warrants

      In 2002, as part of the NetSchools acquisition (see Note 4), we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $17.00 per share. At October 31, 2003, all of these warrants were outstanding, and they expire in May 2007.

      In 2001, as part of the Wasatch acquisition (see Note 4), we assumed all existing warrants to purchase Wasatch common stock and converted them into warrants to purchase approximately 309,000 shares of our common stock, at exercise prices ranging from $56.15 to $296.09 per share. In 2002, approximately 145,000 of these warrants expired. In 2003, approximately 19,000 of these warrants expired. At October 31, 2003, the remaining 145,000 warrants were outstanding, and they expire in February 2004.

      We previously issued convertible redeemable preferred stock and subordinated convertible debentures. As part of these transactions, we issued warrants to purchase our common stock. In 2002, the remaining warrants related to the debentures were exercised. At October 31, 2003, approximately 162,000 warrants with an exercise price of $7.13 per share were outstanding related to the preferred stock and they expire in January 2004.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      General and administrative expense for 2001 included non-cash charges of $489 for the accelerated vesting of stock options related to our management succession plans.

      We previously granted restricted stock awards to certain key employees for the purchase price of $1.00 per share. The restrictions on these shares of our common stock lapsed over a five-year period that ended in September 2002. General and administrative expense included compensation expense related to these shares of $55 and $87 in 2002 and 2001, respectively.

13.	Restructuring and Special Charges

      In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees. The consolidated statement of operations for 2003 included a restructuring charge of $422 for severance costs related to this action. As of October 31, 2003, approximately $252 of these severance costs have been paid, with the remaining costs expected to be paid by August 2004.

      In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented about 10% of our planned workforce. The consolidated statement of operations for 2003 included a restructuring charge of $380 for severance costs related to this reduction. All of these severance costs have been paid as of October 31, 2003.

      The consolidated statement of operations for 2001 included a special charge of $1,260. This charge represented costs associated with the November 2000 retirement of our founder and former chief executive officer, and included non-cash amounts of $463 for the accelerated vesting of stock options.

14.	Income Taxes

      The components of earnings (loss) before income taxes were as follows:

	2003	2002	2001

United States	$(1,452)	$1,302	$6,811
Foreign	(656)	(1,843)	199

	$(2,108)	$(541)	$7,010

      The components of income tax expense were as follows:

	2003	2002	2001

Federal	$(541)	$250	$3,007
Foreign	—	—	120
State and local	100	350	378

	$(441)	$600	$3,505

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows:

	2003	2002	2001

U.S. federal statutory rate at 34%	$(717)	$(184)	$2,383
State taxes, net of U.S. federal income tax	(105)	228	272
Nondeductible expenses	85	80	624
No benefit from foreign loss	223	627	—
Increase in effective rate	—	(106)	—
Other	73	(45)	226

	$(441)	$600	$3,505

      The components of the deferred tax asset at October 31 were as follows:

	2003	2002

Current:
Accrued liabilities and reserves	$2,218	$1,825
Net operating loss carryforward	—	1,880

Total current deferred tax asset	2,218	3,705

Long-term:
Net operating loss carryforward	8,326	6,157
Tax credit carryforwards	574	574
Product development expense recognition	(2,635)	(2,787)
Equipment basis difference	464	332
Identified intangible asset basis difference	(4,101)	(4,902)
Goodwill basis difference	(908)	(295)
Other	(771)	(266)
Valuation allowance	(949)	(741)

Total long-term deferred tax asset (liability)	—	(1,928)

	$2,218	$1,777

      At October 31, 2003, we had a federal net operating loss carryforward in the United States of approximately $18,500 and a foreign net operating loss carryforward of approximately $3,000. At October 31, 2002, we had a federal net operating loss carryforward of approximately $18,000 and a foreign net operating loss carryforward of approximately $2,500. The foreign net operating loss carryforward is subject to uncertainty regarding utilization and, therefore, has a full valuation allowance placed on it. These net operating loss carryforwards expire in varying amounts between 2004 and 2023.

      In November 2003, we acquired Lightspan, an entity that had accumulated significant operating losses during its history. This merger may change the outlook of recovering our deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and Statement of Financial Accounting Standards No. 141, “Business Combinations”, we will record the merger transaction in our quarter ending January 31, 2004 and will assess and weigh all available evidence, including the likelihood of generating sufficient future taxable income, in determining whether or not a valuation allowance is needed. We have reflected a full valuation allowance in our Form 8-K/A filed January 9, 2004 relating to this acquisition as this is presently the more likely outcome. Assuming we determine that a valuation

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance is necessary, our pre-acquisition deferred tax assets would be fully reserved through purchase accounting. The valuation allowance, if any, will exclude the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets.

15.	Earnings (Loss) Per Share

	2003	2002	2001

Net earnings (loss)	$(1,667)	$(1,141)	$3,505

Basic:
Weighted average common shares outstanding	16,510,000	16,600,000	13,364,000

Basic earnings (loss) per share	$(0.10)	$(0.07)	$0.26

Diluted:
Weighted average common shares outstanding	16,510,000	16,600,000	13,364,000
Potential common shares:
Stock options and warrants	—	—	1,019,000

Weighted average common and potential common shares outstanding for diluted earnings per share	16,510,000	16,600,000	14,383,000

Diluted earnings (loss) per share	$(0.10)	$(0.07)	$0.24

      The calculation of diluted earnings (loss) per share for 2003, 2002 and 2001 excluded the effect of approximately 3,166,000, 2,842,000 and 272,000 potential common shares, respectively, from the conversion of outstanding options and warrants as they were antidilutive.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment and Geographic Information

      We operate in one industry segment, which is educational software. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the product and services are sold. Information about our geographic operations is as follows:

	2003	2002	2001

Revenues from unaffiliated customers:
United States	$79,948	$69,637	$64,658
Canada	624	565	464
United Kingdom	1,620	4,189	4,985

	$82,192	$74,391	$70,107

Operating profit (loss):
United States	$140	$752	$6,713
Canada	(111)	(527)	(149)
United Kingdom	(2,294)	(1,322)	339

	$(2,265)	$(1,097)	$6,903

Long-term assets (at October 31):
United States	$79,078	$74,812	$39,631
Canada	14	58	17
United Kingdom	823	714	638

	$79,915	$75,584	$40,286

17.	Selected Quarterly Financial Data (Unaudited)

	Jan 31	Apr 30	Jul 31	Oct 31	Total

2003:
Revenues	$13,457	$17,467	$23,793	$27,475	$82,192
Gross profit	7,770	10,445	16,170	19,626	54,011
Net earnings (loss)	(3,407)	(1,821)	285	3,276	(1,667)
Basic earnings (loss) per share	(0.20)	(0.11)	0.02	0.20	(0.10)
Diluted earnings (loss) per share	(0.20)	(0.11)	0.02	0.20	(0.10)
2002:
Revenues	$14,047	$17,212	$19,606	$23,526	$74,391
Gross profit	9,529	12,572	13,990	16,937	53,028
Net earnings (loss)	(1,357)	297	(200)	119	(1,141)
Basic earnings (loss) per share	(0.08)	0.02	(0.01)	0.01	(0.07)
Diluted earnings (loss) per share	(0.08)	0.02	(0.01)	0.01	(0.07)

      Gross profit amounts are different from amounts previously reported due to the reclassification of certain expenses from operating expenses to cost of revenues as discussed in Note 3.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events

Acquisition of Lightspan, Inc.

      On November 17, 2003, we acquired Lightspan, Inc. (“Lightspan”), a publicly-held corporation and provider of curriculum-based educational software and online assessment products used in schools, at home and in community colleges. This acquisition is expected to strengthen our product offerings in the K-8 and post secondary markets and enhance our ability to provide comprehensive solutions to K-12 and adult learning institutions.

      We acquired all of the outstanding shares of Lightspan for approximately 6.6 million shares of our common stock valued at approximately $52,000 for accounting purposes, $25,428 for estimated assumed liabilities, $4,400 for estimated Lightspan change-in-control and severance payments, $1,000 for estimated lease termination costs, and estimated transaction expenses of approximately $1,700. Direct acquisition fees consisted of investment banking, legal and professional fees. The number of shares issued included shares issued for Lightspan’s in-the-money stock options. The fair value of the Lightspan options and warrants assumed in connection with the merger and converted to PLATO options and warrants was not significant.

      The purchase price allocation is preliminary and includes adjustments, which are based upon preliminary estimates. Actual adjustments may differ materially based upon the final allocation. The purchase price consisted of the following components:

Estimated fair value of common stock issued	$52,082
Estimated direct acquisition fees	1,700
Estimated change-in-control and severance payments	4,400
Estimated lease termination costs	1,000
Estimated liabilities assumed	25,428

$84,610

      The allocation of the total purchase price, including acquisition fees, was as follows:

Estimated fair value of tangible assets acquired	$29,155
Estimated fair value of identified intangible assets	30,400
Estimated goodwill	31,338
Estimated deferred income taxes	(6,283)

$84,610

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of $19,800 for customer relationships, $7,300 for developed content and technology, $2,300 for trademarks and trade names and $1,000 for a non-compete agreement. These identified intangible assets will be amortized over periods of seven years for customer relationships, nine years for developed content and technology, four and one-half years for trademarks and trade names and two years for the non-compete agreement.

      In connection with this acquisition, we developed plans for workforce and facility reductions. The aggregate estimated costs of these plans is $3,300 which consisted of $2,300 related to the elimination of 144 positions and $1,000 related to lease termination. We expect to complete these activities within one year from the acquisition date. Until these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of New Media (Holdings) Limited

      On December 17, 2003, we acquired New Media (Holdings) Limited (“New Media”), a United Kingdom (“U.K.”) based publisher of curriculum-focused software primarily for teaching secondary school science and math, for approximately $6,800 in cash. This acquisition enhances our science offering, provides a science simulation development capability that we did not previously have and will allow us to introduce New Media’s products to markets in the United States for the first time. Additionally, this acquisition is expected to provide critical mass and revenue diversification in the U.K. and strengthen our relationships with the U.K. Education Department. The effects of the acquisition are not expected to be material to our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Within 90 days of the filing of this report, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

      The information with respect to our Directors is set forth under the caption “Election of Directors” in our 2004 Proxy Statement and is incorporated herein by reference.

      Information with respect to our Executive Officers as of January 1, 2004 is as follows:

Name	Age	Position

John Murray	48	Chairman, President and Chief Executive Officer
Nancy L. Hanna	49	Vice President, Human Resources
Robert M. Kilgarriff	45	Executive Vice President, Sales and Marketing
David H. LePage	57	Senior Vice President, Operations
Gregory J. Melsen	51	Vice President Finance and Chief Financial Officer
Mary Jo Murphy	47	Vice President, Corporate Controller, Chief Accounting Officer and Assistant Secretary
Frank Preese	56	Chief Technology Officer
John C. Super	56	Vice President, Strategic Planning

      Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

      Mr. Murray’s business experience is set forth in our 2004 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

      Nancy L. Hanna joined PLATO Learning in November 2001. From 1999 to 2001, Ms. Hanna was Vice President, Human Resources for Sagebrush Corporation. From 1980 to 1999 Ms. Hanna held a variety of Human Resources leadership positions with Cray Research, Silicon Graphics, and Reliastar. Ms. Hanna began her career as a teacher.

      Robert M. Kilgarriff joined PLATO Learning in August 2001. From 1999 until 2001, Mr. Kilgarriff held senior management positions with Jostens Corporation, including Vice President Sales and Channel Development for Project Achieve. From 1986 until mid-1999, Mr. Kilgarriff served in various sales and technology management positions with GE Plastics and GE Capital.

      David H. LePage was promoted to Senior Vice President, Operations in December 2000. From 1997 to November 2000, he was Vice President, PLATO Support Services and Distribution. From the Company’s founding in 1989 until 1997, he was Vice President, Systems Development, Client Support and Operations. Prior to joining PLATO Learning, Mr. LePage was General Manager, Systems Development and Technical Support for the Training and Education Group of Control Data Corporation.

      Gregory J. Melsen joined PLATO Learning in February 2002 as Vice President Finance and Chief Financial Officer. From March 1999 to July 2001, Mr. Melsen served as Vice President Finance, Treasurer and Chief Financial Officer of American Medical Systems Holdings, Inc., a medical device manufacturer. From January 1996 to March 1999, he was Vice President Finance, Treasurer and Chief Financial Officer of AVECOR Cardiovascular, Inc., a medical device company. Mr. Melsen, a Certified Public Accountant, was formerly an audit partner for Deloitte & Touche.

      Mary Jo Murphy joined PLATO Learning in August 1993 as Vice President, Corporate Controller and Chief Accounting Officer. She was named Assistant Secretary in March 2000. From 1986 to 1992, she was Corporate Controller for Krelitz Industries, Inc., a drug distribution company. Ms. Murphy, a Certified Public Accountant, was formerly an Audit Supervisor for Coopers & Lybrand.

      Frank Preese was promoted to Chief Technology Officer in December 2000. From November 1997 to November 2000, he was Vice President, Product Development. From 1996 through 1997 he was Assistant Vice President, Curriculum Development and during 1995 was Senior Director of Curriculum Development. Prior to joining PLATO Learning in 1994 as Director of Curriculum Development, Mr. Preese was Vice President of Computer Services for Golle & Holmes Corporation, a training consultancy to Fortune 500 companies.

      John C. Super assumed the role of Vice President, Strategic Planning in December 2000. From June 1999 to November 2000, he was Vice President, Strategic Initiatives. Mr. Super was Vice President, Marketing from February 1997 through June 1999. From 1992 through 1996 he was Vice President, Strategic Sales and during 1991 was Vice President Sales, Eastern Region. Prior to joining PLATO Learning in 1990 as Workplace Account Manager, Mr. Super served in sales and management capacities with Wicat Systems and Computer Curriculum Corporation.

Code of Ethics

      We have adopted a code of business conduct for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers and senior financial personnel. A copy of our business ethics policy was filed as an exhibit to our Annual Report on Form 10-K for the year ended October 31, 2002 and is also available on our web site (www.plato.com). We intend to post on our web site any material changes to, or waiver from our code of business conduct, if any, within two days of any such event.

      The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

      The information set forth under the captions “Director Compensation” and “Executive Compensation” in our 2004 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2004 Proxy Statement is incorporated herein by reference.

      Our equity compensation plan information as of October 31, 2003 is as follows:

	Number of Securities
	to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance

Equity compensation plans approved by security holders	2,659,115	$10.33	971,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,659,115	$10.33	971,000

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the captions “Certain Relationships and Related Party Transactions” and “Other Compensation Arrangements” in our 2004 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information set forth under the caption “Fees Paid to PricewaterhouseCoopers LLP” in our 2004 Proxy Statement is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as a part of this report:

      1. Financial Statements.

      The following Consolidated Financial Statements and Report of Independent Auditors as set forth in Item 8:

Consolidated Statements of Operations — Fiscal Years ended October 31, 2003, 2002 and 2001.

Consolidated Balance Sheets — October 31, 2003 and 2002.

Consolidated Statements of Cash Flows — Fiscal Years Ended October 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Fiscal Years ended October 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

      2. Exhibits. See Item 15(c) below.

      (b) Reports on Form 8-K:

      On September 3, 2003, we filed a Current Report on Form 8-K to announce our third quarter 2003 financial results.

      On September 9, 2003, we filed a Current Report on Form 8-K to announce the Agreement and Plan of Merger with Lightspan, Inc.

(c)	Exhibits:

      The following documents are filed in this report or incorporated by reference and made a part of this Annual Report on Form 10-K:

Exhibit
Number	Description of Document

3.01	Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 333-54296).
3.02	Certificate of Designations for Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
3.03	Amended and Restated Bylaws are incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).
3.04	Certificate of Amendment of Amended Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).
3.05	Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).
3.06	Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).
4.01	Form of Stock Certificate is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 333-54296).
4.02	Common Stock Investment Agreement, dated July 17, 2000, is incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (File Number 333-44314).
4.03	Registration Rights Agreement, dated July 17, 2000 is incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (File Number 333-44314).
4.04	Form of Initial Common Stock Purchase Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-3 (File Number 333-44314).
4.05	Form of Common Stock Adjustment Warrant, dated July 17, 2000, is incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-3 (File Number 333-44314).
10.01	Credit Agreement, dated December 20, 2001, by and among PLATO Learning, Inc., Cyber Ed, Inc., TeachMaster Technologies, Inc., Wasatch Interactive Learning Corporation, and Wells Fargo Bank, National Association is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).
10.04	1993 Outside Director Stock Option Plan is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).*
10.08	Lease for Bloomington, Minnesota office is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842).
10.11	Form of Indemnification Agreement is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 333-54296).
10.14	1993 Stock Option Plan is incorporated by reference to Exhibit A of our 1994 Proxy Statement (File Number 0-20842).*
10.15	Employment Agreement dated January 1, 2001, by and between PLATO Learning, Inc. and John Murray is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).*
10.16	CEO Agreement dated November 17, 2000 is incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated December 29, 2000 (File Number 0-20842).*
10.21	1997 Stock Incentive Plan is incorporated by reference to Appendix A of our 1997 Proxy Statement (File Number 0-20842).*

Exhibit
Number	Description of Document

10.22	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B of our 1997 Proxy Statement (File Number 0-20842).*
10.23	Preferred Stock Purchase Agreement is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.24	Form of 1999 Warrants is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.25	Registration Rights Agreement is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
10.28	Certificate of Amendment to Certificate of Designations for Series C Convertible Preferred Stock, dated March 5, 1999 is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the Quarter Ended January 31, 1999 (File Number 0-20842).
10.32	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 333-45228).*
10.33	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 333-45230).*
10.35	Agreement and Plan of Merger dated January 31, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).
10.36	Amendment No. 1 to Agreement and Plan of Merger dated February 20, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).
10.37	Form of Employment Agreement with five executive officers is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended January 30, 2002 (File Number 0-20842).*
10.38	Form of Employment Agreement with five executive officers is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended January 30, 2002 (File Number 0-20842).*
10.39	Form of Employment Security Agreement with thirteen executive officers is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended January 30, 2002 (File Number 0-20842).*
10.40	PLATO Learning, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (File Number 333-111320).*
10.41	Agreement and Plan of Merger, dated May 9, 2002, among PLATO Learning, Inc., PLATO, Inc., NSC Acquisition Corporation and NetSchools Corporation is incorporated by reference to Exhibit 2 of our Current Report on Form 8-K dated May 9, 2002 (File Number 0-20842).
10.42	Executive Incentive Plan is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2002 (File Number 0-20842).*
10.43	Business Ethics Policy is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2002 (File Number 0-20842).
10.44	Agreement and Plan of Merger, dated September 9, 2003, among PLATO Learning, Inc., LSPN Merger Corp. and Lightspan, Inc. is incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 (File Number 333-109209).
10.45	Consulting Agreement, dated September 9, 2003, by and between PLATO Learning, Inc. and John T. Kernan.
21.01	Subsidiaries of the Registrant is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2002 (File Number 0-20842).
23.01	Consent of Independent Accountants.
24.01	Powers of Attorney.
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.

      (d) Schedules.

      Not applicable as schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2004.

PLATO LEARNING, INC.

By	/s/ JOHN MURRAY

John Murray
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 28, 2004.

Signature		Title

/s/ JOHN MURRAY John Murray		Chairman, President and Chief Executive Officer (principal executive officer)

/s/ GREGORY J. MELSEN Gregory J. Melsen		Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ MARY JO MURPHY Mary Jo Murphy		Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

* Joseph E. Duffy		Director

* Ruth L. Greenstein		Director

* Thomas G. Hudson		Director

* John T. Kernan		Director

* Dennis J. Reimer		Director

* John T. (Ted) Sanders		Director

*By	/s/ MARY JO MURPHY Mary Jo Murphy Attorney-in Fact