Form 10-Q
period 2004-01-31
PLATO LEARNING INC
filed 2004-03-15
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	22,984,145 shares

Class	Outstanding as of February 29, 2004

PLATO Learning, Inc.
Form 10-Q

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	January 31,

	2004	2003

Revenues:
License fees	$13,059	$7,445
Subscriptions	4,508	1,624
Services	6,337	3,383
Other	2,544	1,005

Total revenues	26,448	13,457

Cost of revenues:
License fees	3,341	1,757
Subscriptions	1,679	569
Services	3,764	2,370
Other	2,199	991

Total cost of revenues	10,983	5,687

Gross profit	15,465	7,770

Operating expenses:
Sales and marketing	15,185	9,238
General and administrative	4,492	3,276
Product development	2,203	561
Amortization of intangibles	983	147
Restructuring charge	—	380

Total operating expenses	22,863	13,602

Operating loss	(7,398)	(5,832)
Interest income	119	120
Interest expense	(35)	(24)
Other expense, net	(71)	(21)

Loss before income taxes	(7,385)	(5,757)
Income tax expense (benefit)	150	(2,350)

Net loss	$(7,535)	$(3,407)

Loss per share:
Basic and diluted	$(0.35)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	21,500	16,775

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 31,	October 31,
	2004	2003

	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$24,196	$23,834
Accounts receivable, net	41,638	39,176
Prepaid expenses and other current assets	9,276	4,819
Deferred income taxes	—	2,218

Total current assets	75,110	70,047
Long-term marketable securities	3,746	3,862
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $7,894 and $7,536, respectively	7,367	5,024
Product development costs, net of accumulated amortization of $13,647 and $11,838, respectively	14,695	14,738
Goodwill	69,393	39,609
Identified intangible assets, net	45,562	14,707
Other assets	1,940	1,975

Total assets	$217,813	$149,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,416	$2,876
Accrued employee salaries and benefits	4,592	6,678
Accrued liabilities	13,390	3,600
Deferred revenue	34,931	22,192

Total current liabilities	57,329	35,346
Deferred revenue	6,010	4,372
Deferred income taxes	863	—
Other liabilities	284	312

Total liabilities	64,486	40,030

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 22,979 shares issued and outstanding at January 31, 2004; 17,671 shares issued and 16,370 shares outstanding at October 31, 2003	230	164
Additional paid in capital	162,110	123,135
Treasury stock at cost, 0 and 1,301 shares, respectively	—	(11,652)
Accumulated deficit	(8,557)	(1,022)
Accumulated other comprehensive loss	(456)	(693)

Total stockholders’ equity	153,327	109,932

Total liabilities and stockholders’ equity	$217,813	$149,962

Note: The balance sheet at October 31, 2003 has been derived from our audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	January 31,

	2004	2003

Operating activities:
Net loss	$(7,535)	$(3,407)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	150	(2,350)
Amortization of capitalized product development costs	1,764	1,294
Amortization of identified intangible assets	1,780	476
Depreciation and amortization of equipment and leasehold improvements	911	549
Provision for doubtful accounts	346	525
Loss on disposal of equipment	1	2
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,741	4,830
Prepaid expenses and other current and noncurrent assets	(1,296)	(370)
Accounts payable	(1,314)	1,029
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(3,586)	(2,048)
Deferred revenue	1,786	429

Total adjustments	6,283	4,366

Net cash provided by (used in) operating activities	(1,252)	959

Investing activities:
Acquisitions, net of cash acquired	2,324	—
Capitalization of product development costs	(1,664)	(1,667)
Capital expenditures	(572)	(297)
Sales of marketable securities	116	—

Net cash provided by (used in) investing activities	204	(1,964)

Financing activities:
Repurchase of common stock	—	(540)
Net proceeds from issuance of common stock	1,311	16
Repayments of capital lease obligations	(60)	(69)

Net cash provided by (used in) financing activities	1,251	(593)

Effect of foreign currency on cash	159	81

Net increase (decrease) in cash and cash equivalents	362	(1,517)
Cash and cash equivalents at beginning of period	23,834	30,390

Cash and cash equivalents at end of period	$24,196	$28,873

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

1. Business

We enhance the learning process by providing computer-based and e-learning instruction software for kindergarten through adult learners, offering curricula in reading, writing, mathematics, science, social studies and life and job skills. We also offer innovative online assessment and accountability solutions and standards-based professional development services. With over 6,000 hours of objective-based, problem-solving courseware, plus assessment, alignment and curriculum management tools, we create standards-based curricula that facilitate learning and school improvement. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services primarily to K-12 schools and colleges. We also sell to job training programs, correctional institutions, military education programs, corporations and individuals.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

The accompanying unaudited consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation in the consolidated statements of operations. These reclassifications did not change previously reported revenues, operating loss or net loss and related per share amounts. For more information on these reclassifications, refer to Note 3 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2003.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

3. Summary of Significant Accounting Policies

For more information on our significant accounting policies, refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2003.

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

Subscription revenue, primarily fees charged for our on-line subscription products, is recognized on a ratable basis as the products are delivered over the subscription period.

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Stock-Based Compensation

We account for our stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.”

We have adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of stock options is amortized to expense over the vesting period of the options. Had compensation expense for the stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, net loss would have been adjusted to the pro forma amounts presented below:

	Three Months Ended
	January 31,

	2004	2003

Net loss, as reported	$(7,535)	$(3,407)
Deduct: stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(1,951)	(1,117)

Pro forma net loss	$(9,486)	$(4,524)

Basic and diluted loss per share:
As reported	$(0.35)	$(0.20)

Pro forma	$(0.44)	$(0.27)

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of this Interpretation, FIN 46(R). FIN 46(R) addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests. FIN 46 or FIN 46(R) must be applied to Special Purpose Entities (“SPEs”) created prior to February 1, 2003 and all entities, including SPEs, created subsequent to January 31, 2003 in our first quarter of fiscal year 2004. FIN 46(R) also must be applied for all entities created prior to February 1, 2003 in our second quarter of fiscal year 2004.

We adopted FIN 46(R) beginning in our first quarter of fiscal year 2004, and no variable interests with SPEs or entities created subsequent to January 31, 2003 have been identified; therefore, there was no impact on our consolidated financial statements, and no disclosures were required as of January 31, 2004. The adoption of FIN 46(R) for entities created prior to February 1, 2003 is not expected to have a material impact on our consolidated financial statements. While we

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

currently have no arrangements of this nature, if we enter into any such arrangements in the future, our consolidated financial statements may be adversely effected.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The effective dates of certain elements of SFAS No. 150 have been deferred. We currently have no financial instruments of this nature and the adoption of SFAS No. 150 had no impact on our consolidated financial statements. However, if we enter into any such arrangements in the future, our consolidated financial statements may be adversely effected.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a partial consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are impaired at the balance sheet date but an other-than-temporary impairment has not been recognized. The disclosure must indicate the investments considered temporarily impaired at the balance sheet date and provide narrative guidance as to the determining factors in classifying the impairment as temporary. This disclosure guidance is effective for our second quarter of fiscal year 2004.

4. Acquisitions

We account for business combinations in accordance with SFAS No. 141, “Business Combinations.” All of our acquisitions, including those prior to the adoption of SFAS No. 141, were accounted for using the purchase method of accounting. The assets and liabilities acquired were recorded at their estimated fair values on the dates of acquisition. Operating results of the acquired companies were included in our consolidated financial statements from the dates of acquisition. Acquisition-related goodwill and identified intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which require goodwill to be tested periodically for impairment, but not be amortized. Identified intangible assets are amortized over their estimated lives. See Note 6 for additional information regarding goodwill and identified intangible assets.

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We acquired all of the outstanding shares of Lightspan for 6,576,129 shares of our common stock valued at $52,082 for accounting purposes, $26,031 for assumed liabilities, $2,700 for estimated severance payments, $1,000 for estimated lease termination costs, and direct acquisition fees of $1,931. Direct acquisition fees consisted primarily of investment banking, legal and professional fees. The number of shares issued included shares issued for Lightspan’s in-the-money stock options. The fair value of the Lightspan options and warrants assumed in connection with the merger and converted to PLATO options and warrants was not significant.

The purchase price consisted of the following components:

Fair value of common stock issued	$52,082
Direct acquisition fees	1,931
Estimated severance payments	2,700
Estimated lease termination costs	1,000
Liabilities assumed	26,031

$83,744

The allocation of the total purchase price, including acquisition fees, was as follows:

Fair value of tangible assets acquired	$28,021
Fair value of identified intangible assets	30,400
Estimated goodwill	28,449
Deferred income taxes	(3,126)

$83,744

An appraisal firm assisted us with the valuation of identified intangible assets, consisting of $19,800 for customer relationships, $7,300 for developed content and technology, $2,300 for trademarks and trade names and $1,000 for a non-compete agreement. These identified intangible assets are being amortized over periods of seven years for customer relationships, nine years for developed content and technology, four and one-half years for trademarks and trade names and two years for the non-compete agreement.

In connection with this acquisition, we developed plans for workforce and facility reductions. The aggregate estimated costs of these plans is $3,700, which consisted of $2,700 related to the elimination of 144 positions in the United States and $1,000 related to lease termination, which ends October 31, 2004 and has a minimum monthly lease payment of $106. As of January 31, 2004, approximately $1,300 of the estimated $2,700 of severance costs have been paid. We expect to complete these activities within one year from the acquisition date. Until these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

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

The purchase price consisted of the following components:

Cash paid	$6,750
Direct acquisition fees	429
Liabilities assumed	864

$8,043

The allocation of the total purchase price, including acquisition fees, was as follows:

Fair value of tangible assets acquired	$1,664
Estimated fair value of identified intangible assets	2,205
Estimated goodwill	4,174

$8,043

An appraisal firm is continuing to assist us with the valuation of identified intangible assets. The preliminary valuation consists of $2,070 for developed content and technology and $135 for customer contracts and relationships. These identified intangible assets are being amortized over periods of four to seven years for developed content and technology and one to five years for customer contracts and relationships. The allocation of the purchase price is preliminary and subject to adjustment.

Unaudited Pro Forma Data

Our unaudited pro forma consolidated results of operations, as if the Lightspan acquisition had occurred at the beginning of the periods presented, were as follows:

	Three Months Ended
	January 31,

	2004	2003

	(Unaudited)	(Unaudited)
Revenues	$27,417	$25,860
Net loss	(9,116)	(8,109)
Basic and diluted loss per share	(0.40)	(0.35)

The unaudited pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect increased identified intangible asset amortization and the current accounting treatment of income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The unaudited pro forma consolidated results of operations are for

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma data does not include New Media, as the effects of this acquisition were not material on a pro forma basis.

5. Accounts Receivable

The components of accounts receivable were as follows:

	January 31,	October 31,
	2004	2003

Trade accounts receivable	$29,198	$21,415
Installment accounts receivable	17,420	22,015
Allowance for doubtful accounts	(4,980)	(4,254)

	$41,638	$39,176

The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $346 and $525 for the three months ended January 31, 2004 and 2003, respectively.

6. Goodwill and Identified Intangible Assets

We account for goodwill and identified intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized to expense and must be periodically reviewed for impairment. If such review indicates that the carrying amount of an intangible asset exceeds its fair value, an impairment loss would be recognized equal to that excess amount.

Goodwill

The changes in goodwill from October 31, 2003 were as follows:

2003

Balance, October 31, 2003	$39,609
Acquisition of Lightspan	28,449
Acquisition of New Media	4,174
Release of shares from escrow	(2,895)
Foreign currency translation	56

Balance, January 31, 2004	$69,393

Goodwill was decreased by $2,895 during the three months ended January 31, 2004 as a result of the release of escrow shares relating to the NetSchools acquisition in 2002. As of January 31, 2004, 100,000 shares remained in escrow relating to this acquisition.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Identified Intangible Assets

Identified intangible assets subject to amortization were as follows:

	January 31, 2004			October 31, 2003

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Acquired technology	$25,116	$(3,379)	$21,737	$15,717	$(2,589)	$13,128
Trademark	3,680	(795)	2,885	1,380	(640)	740
Customer lists	21,237	(1,293)	19,944	1,300	(595)	705
Employment agreement	413	(313)	100	413	(279)	134
Noncompete agreements	1,090	(194)	896	90	(90)	—

	$51,536	$(5,974)	$45,562	$18,900	$(4,193)	$14,707

Amortization expense for identified intangible assets was $1,780 and $476 for the three months ended January 31, 2004 and 2003, respectively, of which $797 and $329 was included in cost of revenues for each period.

The estimated future annual amortization expense for identified intangible assets is as follows:

2004	7,729
2005	7,643
2006	6,966
2007	6,743
2008	6,157
Thereafter	12,104

$47,342

7. Debt

Revolving Loan

Our revolving loan agreement with Wells Fargo Bank, N.A. provides for a maximum $12,500 line of credit through July 1, 2004. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at January 31, 2004 or October 31, 2003.

The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Tangible Net Worth and Minimum Debt Service Coverage covenants for the twelve-month period ended January 31, 2004 and the Minimum Current Ratio covenant at January 31, 2004. We received a waiver from our lender covering this noncompliance for the periods indicated.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We are currently negotiating with our lender to extend the term of our revolving loan agreement to July 1, 2005.

8. Deferred Revenue

The components of deferred revenue were as follows:

	January 31,	October 31,
	2004	2003

License fees	$7,096	$4,762
Subscriptions	11,675	4,134
Services	21,968	17,360
Other	202	308

	40,941	26,564
Less: long-term amounts	(6,010)	(4,372)

	$34,931	$22,192

9. Restructuring Charges

In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for 2003 included a restructuring charge of $422 for severance costs related to this action. As of October 31, 2003, approximately $252 of these severance costs had been paid and as of January 31, 2004 approximately $304 of these severance costs had been paid, with the remaining costs expected to be paid by August 2004.

In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented about 10% of our planned workforce, in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for 2003 included a restructuring charge of $380 for severance costs related to this reduction. All of these severance costs were paid as of October 31, 2003.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

10. Income Taxes

At October 31, 2003, we had a net deferred income tax asset of $2,218. Approximately $7,377 of the deferred tax asset related to our net operating loss carryforward in the United States of approximately $18,500, which expire in varying amounts between 2004 and 2023. We also have net operating loss carryforwards of approximately $3,000 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization was not assured at October 31, 2003, we believed it was more likely than not that all of the deferred tax asset would be realized. We based this belief upon the levels of taxable income generated historically, as well as projections of future taxable income. However, our merger with Lightspan impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity. As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $2,500 per year and, therefore, approximately $35,000 of the acquired net operating loss carryforwards are available to the combined entity. Our combined net operating loss carryforwards, including the first quarter of 2004, were approximately $60,000 at January 31, 2004. These amounts are preliminary and may change as the Section 382 limitation analysis is finalized. The combined net operating loss carryforwards, which represent the majority of the merged company’s deferred tax assets, must be reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2004, this expectation is highly dependent on the integration of the Lightspan acquisition. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently, it is our current view that, while we had cumulative taxable income for the last three years, our historical operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in our first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

11. Per Share Data

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares include options and warrants.

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended
	January 31,

	2004	2003

Net loss	$(7,535)	$(3,407)

Basic:
Weighted average common shares outstanding	21,500,000	16,775,000

Basic loss per share	$(0.35)	$(0.20)

Diluted:
Weighted average common shares outstanding	21,500,000	16,775,000
Potential common shares:
Stock options and warrants	—	—

Weighted average common and potential common shares outstanding for diluted loss per share	21,500,000	16,775,000

Diluted loss per share	$(0.35)	$(0.20)

The calculation of diluted loss per share for the three months ended January 31, 2004 and 2003 excluded the effect of approximately 3,676,000 and 3,101,000 potential common shares from the conversion of outstanding options and warrants and common shares held in escrow, respectively, as they were antidilutive.

12. Comprehensive Loss

Total comprehensive loss was as follows:

	Three Months Ended
	January 31,

	2004	2003

Net loss	$(7,535)	$(3,407)
Foreign currency translation adjustments	237	120

Total comprehensive loss	$(7,298)	$(3,287)

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

13. Segment and Geographic Information

We operate and manage our business as one segment, the development and marketing of educational software and related services.

We have foreign subsidiaries in Canada and the United Kingdom. Our foreign operations are not significant to our consolidated business, as less than 1% of our long-term assets are located in foreign countries and less than 3% of our revenues are from foreign countries.

PLATO Learning, Inc. and Subsidiaries

Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

OVERVIEW

We enhance the learning process by providing computer-based and e-learning instruction software for kindergarten through adult learners, offering curricula in reading, writing, mathematics, science, social studies and life and job skills. We also offer innovative online assessment and accountability solutions and standards-based professional development services. With over 6,000 hours of objective-based, problem-solving courseware, plus assessment, alignment and curriculum management tools, we create standards-based curricula that facilitate learning and school improvement. PLATO courseware is delivered via networks, CD-ROM, private intranets and the Internet. In addition, single topic PLATO courseware is available through our e-commerce web site and distributors. We market our courseware products and services primarily to K-12 schools and colleges. We also sell to job training programs, correctional institutions, military education programs, corporations and individuals.

In November 2003, we acquired Lightspan, Inc. (“Lightspan”), a provider of curriculum-based educational software and on-line assessment products and services that increase student achievement and enhance teacher professional development. These products are used in schools and homes and align all key federal reform initiatives, offering school districts a comprehensive achievement and accountability system to assess, align, instruct and evaluate. This acquisition is expected to strengthen our product offerings, with two strong and complimentary brands, in the K-8 and post secondary markets. We also expect this acquisition to enhance our ability to provide comprehensive solutions to K-12 and adult learning institutions.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our critical accounting policies and estimates, and have identified revenue recognition, the allowance for doubtful accounts, capitalized product development costs, the valuation of our deferred income taxes, and the valuation and impairment analysis of goodwill and identified intangible assets as the critical accounting policies and estimates that are significant to the financial statement presentation and require difficult, subjective and complex judgments.

See Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 for additional discussion on these and other accounting policies and disclosures required by accounting principles generally accepted in the United States of America.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

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

Subscription revenue, primarily fees charged for our on-line subscription products, is recognized on a ratable basis as the products are delivered over the subscription period.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant assumptions and judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. Our provision for bad debts is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our allowance for doubtful accounts increased to $4,980, or 10.7% of gross accounts receivable, at January 31, 2004, from $4,254, or 9.8%, at October 31, 2003.

Capitalized Product Development Costs

Our product development costs relate to the research, development, enhancement and maintenance of our courseware products. The amortization of capitalized product development costs is included in cost of revenues. Research and development costs, relating principally to the design and development of new products, and the routine enhancement and maintenance of existing products are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility. A significant portion of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of: (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is generally three years. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

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

Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization was not assured at October 31, 2003, we believed it was more likely than not that all of the deferred tax asset would be realized. We based this belief upon the levels of taxable income generated historically, as well as projections of future taxable income. However, our merger with Lightspan impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity. As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $2,500 and, therefore, approximately $35,000 of the acquired net operating loss carryforwards are available to the combined entity. These amounts are preliminary and may change as the Section 382 limitation analysis is finalized. Our combined net operating loss carryforwards, including the first quarter of 2004, were approximately $60,000 at January 31, 2004. The combined net operating loss carryforwards, which represent the majority of the merged company’s deferred tax assets, must be reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2004, this expectation is highly dependent on the integration of the Lightspan acquisition. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently, it is our current view that, while we had cumulative taxable income for the last three years, our historical operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in our first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Goodwill and Identified Intangible Assets

We record our acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We allocate the cost of acquired companies to the tangible and identified intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over their estimated useful lives, while in-process research and development, if any, is recorded as a one-time charge at the acquisition date.

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

We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our fair value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is unnecessary. If our book value exceeds our market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessment as of October 31, 2003, upon which no impairment charge was recorded.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

ACQUISITIONS

Our acquisition strategy is to acquire complementary products or businesses that will enable us to achieve our strategic goals, including market leadership, growth rates that exceed the market, and providing innovative, leading and distinct products and services.

During the three months ended January 31, 2004, we acquired Lightspan, Inc. and New Media (Holdings) Limited. Lightspan was acquired in a stock transaction where we issued approximately 6.6 million shares of our common stock, valued at approximately $52,000, for all of Lightspan’s outstanding stock. We acquired New Media for approximately $6,800 in cash. See Note 4 to Consolidated Financial Statements for more information on these strategic acquisitions.

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended
	January 31,

	2004	2003

Revenues:
License fees	49.4%	55.3%
Subscriptions	17.0	12.1
Services	24.0	25.1
Other	9.6	7.5

Total revenues	100.0	100.0

Cost of revenues:
License fees	12.6	13.1
Subscriptions	6.4	4.2
Services	14.2	17.6
Other	8.3	7.4

Total cost of revenues	41.5	42.3

Gross profit	58.5	57.7

Operating expenses:
Sales and marketing	57.4	68.6
General and administrative	17.0	24.3
Product development	8.3	4.2
Amortization of intangibles and goodwill	3.7	1.1
Restructuring charge	—	2.8

Total operating expenses	86.4	101.0

Operating loss	(27.9)	(43.3)
Interest income and expense and other expense, net	—	0.5

Loss before income taxes	(27.9)	(42.8)
Income tax expense (benefit)	0.6	(17.5)

Net loss	(28.5)%	(25.3)%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation in the consolidated statements of operations. These reclassifications did not change previously reported revenues, operating loss or net loss and related per share amounts. For more information on these reclassifications, refer to Note 3 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2003.

Revenues

Total Revenues. Total revenues increased 96.5% to $26,448 for the three months ended January 31, 2004 from $13,457 for the same period in 2003. Our significant revenue growth in 2004 reflected the acquisition of Lightspan, and, while impacted by the economic conditions discussed below, also reflected our increased focus on larger orders, subscriptions revenue, and correlation and professional development services.

The following table presents total revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

Total Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$26,448	100.0%	$13,457	100.0%	96.5%
Lightspan (pre-acquisition)	969		12,403

Pro forma	$27,417	100.0%	$25,860	100.0%	6.0%

On a pro forma basis, assuming Lightspan had been included for all periods presented, we executed 44 orders of $100 or greater during the three months ended January 31, 2004, as compared to 29 for the same period in 2003. Orders between $100 and $249 decreased in average size from $158 to $144, or 9%, while the average size of orders of $250 and greater increased 25% from $519 to $651. The number and magnitude of these larger orders can have a significant impact on our operating results. Information regarding these orders was as follows:

	Three Months Ended January 31,

Pro Forma	2004		2003		% Change

Order Size	Number	Value	Number	Value	Number	Value

$100 to $249	30	$4,309	20	$3,150	50.0%	36.8%
$250 or greater	14	9,118	9	4,675	55.6%	95.0%

	44	$13,427	29	$7,825	51.7%	71.6%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

License Fees. The following table presents license fees revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

License Fees Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$13,059	49.4%	$7,445	55.3%	75.4%
Lightspan (pre-acquisition)	—		6,182

Pro forma	$13,059	47.6%	$13,627	52.7%	-4.2%

The increase in license fees revenues for the three months ended January 31, 2004, as compared to the same period in 2003, was due to the Lightspan acquisition. We continue to feel the effects of federal funding delays and economic uncertainties, particularly state budget difficulties, which significantly impacted the level of purchasing done by our customers. While there continues to be some improvement in the flow of federal funds to education, these conditions are expected to continue to impact our revenues during the remainder of 2004. As a percentage of total revenues, license fees revenues decreased for the three months ended January 31, 2004 from the same period in 2003, reflecting the increase in subscriptions and services revenues as discussed below.

Subscriptions. The following table presents subscriptions revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

Subscriptions Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$4,508	17.0%	$1,624	12.1%	177.6%
Lightspan (pre-acquisition)	531		2,977

Pro forma	$5,039	18.4%	$4,601	17.8%	9.5%

Revenues from subscriptions increased for the three months ended January 31, 2004, as compared to the same period in 2003, due to the Lightspan acquisition and the growth in PLATO subscriptions revenue. We are experiencing an increasing shift away from perpetual license sales and a growing customer desire to license our products on a subscription basis. Orders for our subscription-based products continue to grow, and, while this has a negative impact on revenues in the short-term, it has positive implications for the longer term, including greater predictability of future revenues. As a percentage of total revenues, subscriptions revenues increased for the three months ended January 31, 2004 from the same period in 2003, reflecting this trend.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Services. The following table presents services revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

Services Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$6,337	24.0%	$3,383	25.1%	87.3%
Lightspan (pre-acquisition)	438		2,425

Pro forma	$6,775	24.7%	$5,808	22.5%	16.6%

Revenues from services increased for the three months ended January 31, 2004, as compared to the same period in 2003, due to the Lightspan acquisition and an increase in PLATO services revenues, due primarily to increased correlation and professional development services and the continued growth in customer demand for our training and technical support services.

Other. The following table presents other revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

Other Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$2,544	9.6%	$1,005	7.5%	153.1%
Lightspan (pre-acquisition)	—		819

Pro forma	$2,544	9.3%	$1,824	7.1%	39.5%

Other revenues, consisting primarily of hardware and third-party courseware products, increased principally due to the Lightspan acquisition. The elementary grade products acquired from Lightspan run on PlayStation® game consoles which, along with the sale of related accessories, are a component of other revenues.

Cost of Revenues

The following table presents our total cost of revenues, as reported and on a pro forma basis, as if Lightspan cost of revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

Total Cost of Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$10,983	41.5%	$5,687	42.3%	93.1%
Lightspan (pre-acquisition)	242		3,592

Pro forma	$11,225	40.9%	$9,279	35.9%	21.0%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Total cost of revenues increased primarily due to the changes in revenue discussed earlier, and increased professional development expenses of $346, increased amortization of capitalized product development costs of $547, increased amortization of acquired technology of $964 and increased costs related to other revenue of $1,208, primarily the cost of PlayStation® game consoles and related accessories, as mentioned earlier.

Amortization of previously capitalized product development costs, a component of cost of sales, was $1,764 and $1,294 for the three months ended January 31, 2004 and 2003, respectively. Amortization has increased as projects completed during prior periods are now being amortized to expense. We expect this amortization to increase during the remainder of 2004 as additional products are completed. Capitalized development costs were $1,664 and $1,667 for the three months ended January 31, 2004 and 2003, respectively.

A comparison of gross profit margin by revenue category is as follows:

	Three Months Ended January 31,

	2004		2003

Revenue category	As Reported	Pro Forma	As Reported	Pro Forma

License fees	74.4%	74.4%	76.4%	75.7%
Subscriptions	62.8%	64.8%	65.0%	81.7%
Services	40.6%	42.3%	29.9%	38.2%
Other	13.6%	13.6%	1.4%	15.4%
Total	58.5%	59.1%	57.7%	64.1%

The decrease in pro forma gross profit margin from 2003 to 2004 resulted primarily from the higher proportion of other revenues included in our product sales mix in 2004, which carry lower margins, and the increased professional development expenses, amortization of capitalized product development costs and amortization of acquired technology as discussed above. Future gross profit margin will be dependent primarily on our revenue mix, the amount of professional development expenses and amortization of capitalized product development costs and acquired technology.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Operating Expenses

Sales and Marketing. The following table presents sales and marketing expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

Sales and Marketing	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$15,185	57.4%	$9,238	68.6%	64.4%
Lightspan (pre-acquisition)	1,282		6,798

Pro forma	$16,467	60.1%	$16,036	62.0%	2.7%

Sales and marketing expenses increased for the three months ended January 31, 2004, as compared to the same period in 2003, due to the Lightspan acquisition, slightly offset by the decrease in PLATO expenses. As a percentage of total revenues, however, total sales and marketing expenses decreased. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

General and Administrative. The following table presents general and administrative expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

General and Administrative	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$4,492	17.0%	$3,276	24.3%	37.1%
Lightspan (pre-acquisition)	310		2,367

Pro forma	$4,802	17.5%	$5,643	21.8%	-14.9%

General and administrative expenses increased for the three months ended January 31, 2004, as compared to the same period in 2003, due primarily to the Lightspan acquisition. The decrease in pro forma general and administrative expense reflects the synergistic benefits received from combining the PLATO and Lightspan general and administrative activities.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Product Development. The following table presents product development expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,

	2004		2003

Product Development	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$2,203	8.3%	$561	4.2%	292.7%
Lightspan (pre-acquisition)	327		3,018

Pro forma	$2,530	9.2%	$3,579	13.8%	-29.3%

The decrease in pro forma product development expense reflects the synergistic benefits received from combining the PLATO and Lightspan product development activities and the blending of different capitalization circumstances between PLATO and Lightspan. Lightspan experiences technological feasibility at a later point, compared to PLATO, such that costs are expensed as incurred. A significant portion of PLATO’s product development costs qualify for capitalization. Product development expense does not reflect these capitalized costs, as they are amortized through cost of revenues. Accordingly, our product development expense, as a percentage of revenue, does not demonstrate our total level of development activity.

Product development spending, before capitalization, was 14.6% of total revenues for the three months ended January 31, 2004, compared to 16.6% for the same period in 2003. Our acquisitions of developed technologies and curriculum content and the completion of several significant projects in prior years contributed to the decrease in product development spending in 2004. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

Amortization of Intangibles. Expenses for the three months ended January 31, 2004 and 2003 represented the amortization of identified intangible assets, other than goodwill and acquired technology, from our previous acquisitions. The increase from 2003 to 2004 was due primarily to the Lightspan acquisition. With the adoption of SFAS No. 142 in 2002, goodwill is no longer amortized to expense. Acquired technology intangible assets are amortized through cost of revenues. See Note 6 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.

Restructuring Charge. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented about 10% of our planned workforce, in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for the three months ended January 31, 2003 included a restructuring

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

charge of $380 for severance costs related to this reduction. All of these severance costs were paid as of October 31, 2003.

Income Taxes

As discussed earlier in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis, as a result of the Lightspan acquisition, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in purchase accounting, thereby increasing goodwill, in the first quarter of 2004. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction to goodwill.

We recorded an income tax provision of $150, despite a pre-tax loss of $7,385, for the three months ended January 31, 2004 related to the tax amortization of tax deductible goodwill. We recorded an income tax benefit of $2,350 on a pre-tax loss of $5,757 for the three months ended January 31, 2003. This tax benefit was recorded as it was more likely than not at that time that the tax benefit would be realized.

FINANCIAL CONDITION

Liquidity and Capital Resources

At January 31, 2004, our principal sources of liquidity included cash and cash equivalents of $24,196, net accounts receivable of $41,638, long-term marketable securities of $3,746 and our unused line of credit. Working capital was $17,781 and $34,701 at January 31, 2004 and October 31, 2003, respectively. The decrease in working capital was primarily due to the decrease in deferred income taxes of $2,218, and the increases in accrued liabilities of $9,790 and deferred revenue of $12,739, offset by the increases in net accounts receivable of $2,462 and prepaid expenses and other current assets of $4,457. Deferred income taxes decreased due to our deferred income tax assets being fully reserved through purchase accounting for the Lightspan acquisition. Accrued liabilities and deferred revenue increased as a result of the Lightspan acquisition. Deferred revenue also increased due to increased sales of our services and subscription-based products. Accounts receivable increased due to the Lightspan acquisition, offset by collections of year end balances. Prepaid expenses and other current assets increased due to the Lightspan acquisition.

Cash used in operations, excluding changes in our working capital accounts, was $2,583 and $2,911 for the three months ended January 31, 2004 and 2003, respectively.

During the three months ended January 31, 2004, the net cash flow provided by investing activities of $204 and financing activities of $1,251 was used to fund the cash used in operations, excluding changes in our working capital accounts, of $2,583 and the changes in our working

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

capital accounts of $1,331. Changes in our working capital accounts were primarily due to decreased accounts receivable, accounts payable and accrued liabilities, partially offset by increased prepaid expenses and other current assets and deferred revenue. During the three months ended January 31, 2003, the decrease in cash and cash equivalents of $1,517 was used to fund the cash used in operations, excluding changes in our working capital accounts, of $2,911, the changes in our working capital accounts of $3,870, our investing activities of $1,964 and financing activities of $593. Changes in our working capital accounts were primarily due to decreased accounts receivable and increased accounts payable, which were partially offset by decreased accrued liabilities.

Net cash provided by our investing activities was $204 for the three months ended January 31, 2004, compared to net cash used of $1,964 for the same period in 2003. In 2004, as compared to 2003, we had net cash provided from acquisitions of $2,324 and we increased our capital expenditures by $275. Net cash provided from the Lightspan acquisition was $8,696 and net cash used for the New Media acquisition was $6,372.

Net cash provided by our financing activities was $1,251 for the three months ended January 31, 2004, as compared to net cash used of $593 for the same period in 2003. In 2004, we received $1,311 from the exercise of outstanding stock options and warrants and common stock issued under our employee stock purchase plan. In 2003, we repurchased shares of our common stock for an aggregate cost of $540. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. Cumulatively, we have repurchased approximately 1,445,000 shares for an aggregate cost of approximately $13,500 under the repurchase plan and approximately $1,500 remains available for future repurchases, if any.

We have resources available under our revolving loan agreement, which expires on July 1, 2004, to provide borrowings up to $12,500, as determined by the available borrowing base. At January 31, 2004, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage, Minimum Current Ratio, and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. We did not comply with the Minimum Tangible Net Worth and Minimum Debt Service Coverage covenants for the twelve-month period ended January 31, 2004 and the Minimum Current Ratio covenant at January 31, 2004. We received a waiver from our lender covering this noncompliance for the periods indicated.

We are currently negotiating with our lender to extend the term of our revolving loan agreement to July 1, 2005.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future. As discussed earlier, we acquired Lightspan, in a stock transaction, and New Media, in a cash transaction, during the three months ended January 31, 2004.

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

We do not have any off-balance sheet arrangements as of January 31, 2004.

Disclosures about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist of future payments due under capital lease obligations and operating leases. In addition, any future borrowings under our revolving loan agreement, which provides for a maximum $12,500 line of credit through July 1, 2004, would require future use of cash.

	Payments Due by Period

		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Capital lease obligations	$645	$337	$308	$—	$—
Operating leases	8,922	2,764	2,547	2,062	1,549

Total	$9,567	$3,101	$2,855	$2,062	$1,549

At January 31, 2004, we had no significant commitments for capital expenditures. With the NetSchools acquisition in 2002, additional cash consideration may be due of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill. As of January 31, 2004, no additional consideration has been earned.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At January 31, 2004, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Any gains or losses from foreign currency transactions are included in the consolidated statements of operations. Approximately 3%, 6% and 8% of our total revenues were denominated in currencies other than the U.S. dollar for 2003, 2002 and 2001, respectively. Our foreign subsidiaries are not a significant component of our business, and, as a result, risk relating to foreign currency fluctuation is considered minimal.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. CONTROLS AND PROCEDURES

As of January 31, 2004, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in our internal controls over financial reporting, or in other factors that could significantly affect internal controls, subsequent to the date of their evaluation during the most recent fiscal quarter.

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

Item 2. Changes in Securities and Use of Proceeds

On November 17, 2003, we issued 6,576,129 shares of our common stock for the acquisition of Lightspan, Inc. (see Note 4 of Notes to Consolidated Financial Statements).

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

(b) Reports on Form 8-K:

On December 1, 2003 we filed a Current Report on Form 8-K, dated November 17, 2003, and on January 9, 2004 we filed Amendment Number 1 to that report, both related to the acquisition of Lightspan, Inc.

On December 19, 2003, we filed a Current Report on Form 8-K, dated December 17, 2003 related to the acquisition of New Media (Holdings) Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2004.

PLATO LEARNING, INC

By	/s/ John Murray

Chairman, President and
Chief Executive Officer
(principal executive officer)

/s/ Gregory J. Melsen

Vice President Finance and
Chief Financial Officer
(principal financial officer)

/s/ Mary Jo Murphy

Vice President, Corporate Controller and
Chief Accounting Officer
(principal accounting officer)