Form 10-Q
period 2004-04-30
PLATO LEARNING INC
filed 2004-06-14
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	22,996,004 shares

Class	Outstanding as of June 1, 2004

PLATO Learning, Inc.
Form 10-Q

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues:
License fees	$17,213	$9,752	$30,272	$17,197
Subscriptions	5,325	1,767	9,833	3,391
Services	7,197	4,296	13,534	7,679
Other	2,585	1,652	5,129	2,657

Total revenues	32,320	17,467	58,768	30,924

Cost of revenues:
License fees	3,234	1,917	6,575	3,674
Subscriptions	2,061	786	3,740	1,355
Services	4,570	3,008	8,334	5,378
Other	2,342	1,311	4,541	2,302

Total cost of revenues	12,207	7,022	23,190	12,709

Gross profit	20,113	10,445	35,578	18,215

Operating expenses:
Sales and marketing	15,793	9,946	30,978	19,184
General and administrative	5,040	3,035	9,532	6,311
Product development	1,346	627	3,549	1,188
Amortization of intangibles	1,102	147	2,085	294
Restructuring charges	—	—	—	380

Total operating expenses	23,281	13,755	46,144	27,357

Operating loss	(3,168)	(3,310)	(10,566)	(9,142)
Interest income	138	92	257	212
Interest expense	(37)	(30)	(72)	(54)
Other expense, net	(13)	(8)	(84)	(29)

Loss before income taxes	(3,080)	(3,256)	(10,465)	(9,013)
Income tax expense (benefit)	150	(1,435)	300	(3,785)

Net loss	$(3,230)	$(1,821)	$(10,765)	$(5,228)

Loss per share:
Basic and diluted	$(0.14)	$(0.11)	$(0.48)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	22,989	16,534	22,236	16,657

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	April 30,	October 31,
	2004	2003
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$17,942	$23,834
Accounts receivable, net	41,183	39,176
Prepaid expenses and other current assets	8,795	4,819
Deferred income taxes	—	2,218

Total current assets	67,920	70,047
Long-term marketable securities	3,779	3,862
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $8,784 and $7,536, respectively	6,964	5,024
Product development costs, net of accumulated amortization of $15,341 and $11,838, respectively	15,579	14,738
Goodwill	69,570	39,609
Identified intangible assets, net	43,266	14,707
Other assets	1,820	1,975

Total assets	$208,898	$149,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,876	$2,876
Accrued employee salaries and benefits	6,110	6,678
Accrued liabilities	9,313	3,600
Deferred revenue	32,292	22,192

Total current liabilities	51,591	35,346
Deferred revenue	6,029	4,372
Deferred income taxes	1,013	—
Other liabilities	209	312

Total liabilities	58,842	40,030

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,016 shares issued and 22,996 outstanding at April 30, 2004; 17,671 shares issued and 16,370 shares outstanding at October 31, 2003	230	164
Additional paid in capital	162,507	123,135
Treasury stock at cost, 20 and 1,301 shares, respectively	(205)	(11,652)
Accumulated deficit	(11,787)	(1,022)
Accumulated other comprehensive loss	(689)	(693)

Total stockholders’ equity	150,056	109,932

Total liabilities and stockholders’ equity	$208,898	$149,962

Note: The balance sheet at October 31, 2003 has been derived from our audited financial statements at that date. See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	April 30,
	2004	2003
Operating activities:
Net loss	$(10,765)	$(5,228)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	300	(3,785)
Amortization of capitalized product development costs	3,478	2,624
Amortization of identified intangible assets	3,763	970
Depreciation and amortization of equipment and leasehold improvements	1,837	1,106
Provision for doubtful accounts	827	1,052
Stock-based compensation	217	—
Loss on disposal of equipment	1	59
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,775	4,579
Prepaid expenses and other current and noncurrent assets	(755)	280
Accounts payable	(1,854)	1,003
Accrued liabilities, accrued employee salaries and benefit sand other liabilities	(6,210)	(2,403)
Deferred revenue	(834)	(195)

Total adjustments	6,545	5,290

Net cash provided by (used in) operating activities	(4,220)	62

Investing activities:
Acquisitions, net of cash acquired	2,460	—
Capitalization of product development costs	(4,291)	(3,168)
Capital expenditures	(1,112)	(828)
Purchases of marketable securities	(287)	—
Sales of marketable securities	370	—

Net cash used in investing activities	(2,860)	(3,996)

Financing activities:
Repurchase of common stock	(205)	(2,161)
Net proceeds from issuance of common stock	1,491	35
Repayments of capital lease obligations	(70)	(147)

Net cash provided by (used in) financing activities	1,216	(2,273)

Effect of foreign currency on cash	(28)	19

Net decrease in cash and cash equivalents	(5,892)	(6,188)
Cash and cash equivalents at beginning of period	23,834	30,390

Cash and cash equivalents at end of period	$17,942	$24,202

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

We have adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of stock-based employee compensation is amortized to expense over the vesting period of the related arrangement. Had compensation expense for the stock-based employee compensation been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, reported results would have been adjusted to the pro forma amounts presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,230)	$(1,821)	$(10,765)	$(5,228)
Add: stock-based compensation expense included in reported net loss	217	—	217	—
Deduct: stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects in 2003	(2,269)	(1,141)	(3,895)	(2,101)

Pro forma net loss	$(5,282)	$(2,962)	$(14,443)	$(7,329)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.11)	$(0.48)	$(0.31)

Pro forma	$(0.23)	$(0.18)	$(0.65)	$(0.44)

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

We adopted FIN 46(R) beginning in our first quarter of fiscal year 2004, and no variable interests with SPEs or entities created subsequent to January 31, 2003 have been identified; therefore, there was no impact on our consolidated financial statements, and no disclosures were required. The adoption of FIN 46(R) for entities created prior to February 1, 2003 is not expected to have a material impact on our consolidated financial statements. While we currently have no arrangements of this nature, if we enter into any such arrangements in the future, our consolidated financial statements may be adversely effected.

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

In connection with this acquisition, we developed plans for workforce and facility reductions. The aggregate estimated costs of these plans is $3,700, which consisted of $2,700 related to the elimination of 144 positions in the United States and $1,000 related to lease termination, which ends October 31, 2004 and has a minimum monthly lease payment of $106. As of April 30, 2004, approximately $1,668 of the estimated $2,700 of severance costs have been paid. We expect to complete these activities within one year from the acquisition date. Until these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The purchase price consisted of the following components:

Cash paid	$6,750
Direct acquisition fees	429
Liabilities assumed	864

$8,043

The allocation of the total purchase price, including acquisition fees, was as follows:

Fair value of tangible assets acquired	$1,664
Estimated fair value of identified intangible assets	1,939
Estimated goodwill	4,440

$8,043

An appraisal firm assisted us with the valuation of identified intangible assets, consisting of $1,804 for developed content and technology and $135 for customer relationships. These identified intangible assets are being amortized over periods of four to seven years for developed content and technology and one to five years for customer relationships.

Unaudited Pro Forma Data

Our unaudited pro forma consolidated results of operations, as if the Lightspan acquisition had occurred at the beginning of the periods presented, were as follows:

	Six Months Ended
	April 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	$59,737	$53,816
Net loss	(12,496)	(16,844)
Basic and diluted loss per share	(0.55)	(0.73)

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

5. Accounts Receivable

The components of accounts receivable were as follows:

	April 30,	October 31,
	2004	2003
Trade accounts receivable	$26,882	$21,415
Installment accounts receivable	19,050	22,015
Allowance for doubtful accounts	(4,749)	(4,254)

	$41,183	$39,176

The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $481 and $527 for the three months and $827 and $1,052 for the six months ended April 30, 2004 and 2003, respectively.

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

Goodwill

The changes in goodwill from October 31, 2003 were as follows:

Balance, October 31, 2003	$39,609
Acquisition of Lightspan	28,449
Acquisition of New Media	4,440
Release of shares from escrow	(2,895)
Foreign currency translation	(33)

Balance, April 30, 2004	$69,570

Goodwill was decreased by $2,895 during the three months ended January 31, 2004 as a result of the release of escrow shares relating to the NetSchools acquisition in 2002. As of April 30, 2004, 100,000 shares remained in escrow relating to this acquisition.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Identified Intangible Assets

Identified intangible assets subject to amortization were as follows:

	April 30, 2004			October 31, 2003
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$24,798	$(4,191)	$20,607	$15,717	$(2,589)	$13,128
Trademark	3,680	(972)	2,708	1,380	(640)	740
Customer relationships	21,233	(2,119)	19,114	1,300	(595)	705
Employment agreement	413	(347)	66	413	(279)	134
Noncompete agreements	1,090	(319)	771	90	(90)	—

	$51,214	$(7,948)	$43,266	$18,900	$(4,193)	$14,707

Amortization expense for identified intangible assets was $1,983 and $494 for the three months ended April 30, 2004 and 2003, respectively, of which $881 and $347 was included in cost of revenues for each period. Amortization expense was $3,763 and $970 for the six months ended April 30, 2004 and 2003, respectively, of which $1,678 and $676 was included in cost of revenues for each period.

The estimated future annual amortization expense for identified intangible assets is as follows:

Remainder of 2004	3,911
2005	7,580
2006	6,904
2007	6,680
2008	6,095
Thereafter	12,096

$43,266

7. Debt

Revolving Loan

On June 10, 2004, we extended our revolving loan agreement with Wells Fargo Bank, N.A. through July 1, 2005. The revolving loan agreement provides for a maximum $12,500 line of credit. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at April 30, 2004 or October 31, 2003.

The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended April 30, 2004.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

8. Deferred Revenue

The components of deferred revenue were as follows:

	April 30,	October 31,
	2004	2003
License fees	$7,192	$4,762
Subscriptions	8,774	4,134
Services	22,160	17,360
Other	195	308

	38,321	26,564
Less: long-term amounts	(6,029)	(4,372)

	$32,292	$22,192

9. Restructuring Charges

In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for 2003 included a restructuring charge of $422 recorded in the third quarter for severance costs related to this action. As of October 31, 2003, approximately $252 of these severance costs had been paid and as of April 30, 2004 approximately $383 of these severance costs had been paid. The remaining costs are expected to be paid by August 2004.

In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented about 10% of our planned workforce, in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for 2003 included a restructuring charge of $380 recorded in the first quarter for severance costs related to this reduction. All of these severance costs were paid as of October 31, 2003.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

10. Income Taxes

At October 31, 2003, we had a net deferred income tax asset of $2,218. Approximately $7,377 of the deferred tax asset related to our net operating loss carryforwards in the United States of approximately $18,500, which expire in varying amounts between 2004 and 2023. We also have net operating loss carryforwards of approximately $3,000 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization was not assured at October 31, 2003, we believed it was more likely than not that all of the deferred tax asset would be realized. We based this belief upon the levels of taxable income generated historically, as well as projections of future taxable income. However, our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity. As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $2,500 per year and, therefore, approximately $35,000 of the acquired net operating loss carryforwards are available to the combined entity. These amounts are preliminary and may change as the Section 382 limitation analysis is finalized.

Our combined net operating loss carryforwards as of the acquisition date were approximately $57,000. The combined net operating loss carryforwards, which represent the majority of the merged company’s deferred tax assets, must be reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2004, this expectation is highly dependent on the integration of the Lightspan acquisition. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently, it is our current view that, while we had cumulative taxable income for the last three fiscal years, our historical operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in our first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill.

11. Per Share Data

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares include options and warrants.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net loss	$(3,230)	$(1,821)	$(10,765)	$(5,228)

Basic:
Weighted average common shares outstanding	22,989,000	16,534,000	22,236,000	16,657,000

Basic loss per share	$(0.14)	$(0.11)	$(0.48)	$(0.31)

Diluted:
Weighted average common shares outstanding	22,989,000	16,534,000	22,236,000	16,657,000
Potential common shares:
Stock options and warrants	—	—	—	—
Common shares held in escrow	—	—	—	—
Restricted common shares	—	—	—	—

Weighted average common and potential common shares outstanding for diluted loss per share	22,989,000	16,534,000	22,236,000	16,657,000

Diluted loss per share	$(0.14)	$(0.11)	$(0.48)	$(0.31)

The calculation of diluted loss per share for the three and six months ended April 30, 2004 and 2003 excluded the effect of approximately 3,502,000 and 3,146,000 potential common shares from the conversion of outstanding options and warrants and common shares held in escrow, respectively, as they were antidilutive.

12. Comprehensive Loss

Total comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net loss	$(3,230)	$(1,821)	$(10,765)	$(5,228)
Foreign currency translation adjustments	(233)	(86)	4	34

Total comprehensive loss	$(3,463)	$(1,907)	$(10,761)	$(5,194)

13. Segment and Geographic Information

We operate and manage our business as one segment, the development and marketing of educational software and related services.

We have foreign subsidiaries in Canada and the United Kingdom. Our foreign operations are not significant to our consolidated business. At April 30, 2004, less than 1% of our long-term assets are located in foreign countries, and for the six months ended April 30, 2004, approximately 3% of our revenues are from foreign countries.

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

The combination of Lightspan and PLATO also unites Lightspan’s Academic Systems products with our community college products to establish the largest provider of on-line content for under-prepared college students. In addition, the merger of sales forces will provide critical mass for servicing elementary, secondary, district level, and colleges across all product lines and services. We believe these advantages, plus the elimination of significant duplicate costs, will provide greater earnings and cash flow potential for the combined company, and ultimately a greater valuation.

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

We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We license software under non-cancelable license and subscription agreements. We also provide related professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

Revenue from the sale of courseware licenses is recognized upon meeting the following criteria: (i) a written customer order has been executed, (ii) courseware has been delivered, (iii) the license fee is fixed or determinable and (iv) collectibility of the fee is probable. We do not generally provide acceptance clauses to our customers. In situations where we do provide acceptance clauses, revenue is deferred until the clause expires or acceptance criteria are met.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant assumptions and judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. Our provision for bad debts is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our allowance for doubtful accounts increased to $4,749, or 10.2% of gross accounts receivable, at April 30, 2004, from $4,254, or 9.8%, at October 31, 2003.

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

The significant judgment regarding capitalization of product development costs involves the recoverability of capitalized costs. We evaluate our capitalized costs at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Estimating net realizable value requires us to estimate future revenues and cash flows to be generated by the product and to use judgment in quantifying the

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

amount, if any, to be written off. Actual cash flows and amounts realized from the courseware products could differ materially from those estimated. In addition, any future changes to our courseware product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated results of operations.

Valuation of Deferred Income Taxes

We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of deferred taxes is adjusted by a valuation allowance, if necessary, to recognize the extent to which the future tax benefits will be recognized.

At October 31, 2003, we had a net deferred tax asset of $2,218. Approximately $7,377 of the deferred tax asset relates to our net operating loss carryforwards in the United States of approximately $18,500, which expire in varying amounts between 2004 and 2023. We also have net operating loss carryforwards of approximately $3,000 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization was not assured at October 31, 2003, we believed it was more likely than not that all of the deferred tax asset would be realized. We based this belief upon the levels of taxable income generated historically, as well as projections of future taxable income. However, our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity.

As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $2,500 and, therefore, approximately $35,000 of the acquired net operating loss carryforwards are available to the combined entity.

Our combined net operating loss carryforwards as of the acquisition date were approximately $57,000 at April 30, 2004. The combined net operating loss carryforwards, which represent the majority of the merged company’s deferred tax assets, must be reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2004, this expectation is highly dependent on the integration of the Lightspan acquisition. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently, it is our current view that, while we had cumulative taxable income for the last three fiscal years, our historical operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in our first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

ACQUISITIONS

Our acquisition strategy is to acquire complementary products or businesses that will enable us to achieve our strategic goals, including market leadership, growth rates that exceed the market, and providing innovative, leading and distinct products and services. During the three months ended January 31, 2004, we acquired Lightspan, Inc. and New Media (Holdings) Limited. Lightspan was acquired in a stock transaction where we issued approximately 6.6 million shares of our common stock, valued at approximately $52,000 for accounting purposes, for all of Lightspan’s outstanding stock. We acquired New Media for approximately $6,800 in cash. See Note 4 to Consolidated Financial Statements for more information on these strategic acquisitions.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues:
License fees	53.2%	55.8%	51.5%	55.6%
Subscriptions	16.5	10.1	16.8	11.0
Services	22.3	24.6	23.0	24.8
Other	8.0	9.5	8.7	8.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License fees	10.0	11.0	11.2	11.9
Subscriptions	6.4	4.5	6.4	4.4
Services	14.1	17.2	14.2	17.4
Other	7.3	7.5	7.7	7.4

Total cost of revenues	37.8	40.2	39.5	41.1

Gross profit	62.2	59.8	60.5	58.9

Operating expenses:
Sales and marketing	48.9	57.0	52.7	62.0
General and administrative	15.6	17.4	16.2	20.4
Product development	4.1	3.6	6.0	3.9
Amortization of intangibles and goodwill	3.4	0.8	3.6	1.0
Restructuring charge	—	—	—	1.2

Total operating expenses	72.0	78.8	78.5	88.5

Operating loss	(9.8)	(19.0)	(18.0)	(29.6)
Interest income and expense and other expense, net	0.3	0.3	0.2	0.4

Loss before income taxes	(9.5)	(18.7)	(17.8)	(29.2)
Income tax expense (benefit)	0.5	(8.2)	0.5	(12.2)

Net loss	(10.0)%	(10.5)%	(18.3)%	(17.0)%

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

Revenues

Total Revenues. Total reported revenues increased 85.0% to $32,320 for the three months ended April 30, 2004 from $17,467 for the same period in 2003. Total reported revenues increased 90.0% to $58,768 for the six months ended April 30, 2004 from $30,924 for the same period

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

in 2003. Our significant revenue growth in 2004 reflected the acquisition of Lightspan, and, while impacted by the economic conditions discussed below, also reflected our increased focus on larger orders, subscriptions revenue, and correlation and professional development services.

The following tables present total revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
Total Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$32,320	100.0%	$17,467	100.0%	85.0%
Lightspan (pre-acquisition)	—		10,489

Pro forma	$32,320	100.0%	$27,956	100.0%	15.6%

	Six Months Ended April 30,
	2004		2003
Total Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$58,768	100.0%	$30,924	100.0%	90.0%
Lightspan (pre-acquisition)	969		22,892

Pro forma	$59,737	100.0%	$53,816	100.0%	11.0%

On a pro forma basis, assuming Lightspan had been included for all periods presented, we executed 51 orders of $100 or greater during the three months ended April 30, 2004, as compared to 39 for the same period in 2003. The average size of orders between $100 and $249 remained relatively constant at $149, while the average size of orders of $250 and greater increased 43.3% from $439 to $629. The number and magnitude of these larger orders can have a significant impact on our operating results. Information regarding these orders was as follows:

	Three Months Ended April 30,
Pro Forma	2004 (1)		2003 (2)		% Change
Order Size	Number	Value	Number	Value	Number	Value
$100 to $249	40	$5,961	25	$3,756	60.0%	58.7%
$250 or greater	11	6,919	14	6,145	-21.4%	12.6%

	51	$12,880	39	$9,901	30.8%	30.1%

	Six Months Ended April 30,
Pro Forma	2004 (1)		2003 (2)		% Change
Order Size	Number	Value	Number	Value	Number	Value
$100 to $249	70	$10,270	45	$6,906	55.6%	48.7%
$250 or greater	25	16,037	23	10,820	8.7%	48.2%

	95	$26,307	68	$17,726	39.7%	48.4%

(1) 2004 excludes amounts related to the Idaho Department of Education contract

(2) 2003 include both PLATO Learning and Lightspan

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

License Fees. The following table presents license fees revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
License Fees Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$17,213	53.2%	$9,752	55.8%	76.5%
Lightspan (pre-acquisition)	—		4,722

Pro forma	$17,213	53.2%	$14,474	51.8%	18.9%

	Six Months Ended April 30,
	2004		2003
License Fees Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$30,272	51.5%	$17,197	55.6%	76.0%
Lightspan (pre-acquisition)	—		10,904

Pro forma	$30,272	50.7%	$28,101	52.2%	7.7%

The increase in reported license fees revenues for the three and six months ended April 30, 2004, as compared to the same periods in 2003, was primarily due to the Lightspan acquisition. We continue to feel the effects of federal funding delays and economic uncertainties, particularly state budget difficulties, which significantly impacted the level of purchasing done by our customers. While there continues to be some improvement in the flow of federal funds to education, these conditions are expected to continue to impact our revenues during the remainder of 2004. As a percentage of total revenues, pro forma license fees revenues increased slightly for the three months ended April 30, 2004 from the same period in 2003. As a percentage of total revenues, pro forma license fees revenues decreased for the six months ended April 30, 2004 from the same period in 2003 reflecting the increase in subscriptions and services revenues as discussed below.

Subscriptions. The following table presents subscriptions revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
Subscriptions Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$5,325	16.5%	$1,767	10.1%	201.4%
Lightspan (pre-acquisition)	—		2,865

Pro forma	$5,325	16.5%	$4,632	16.6%	15.0%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

	Six Months Ended April 30,
	2004		2003
Subscriptions Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$9,833	16.8%	$3,391	11.0%	190.0%
Lightspan (pre-acquisition)	531		5,842

Pro forma	$10,364	17.3%	$9,233	17.2%	12.2%

Reported revenues from subscriptions increased for the three and six months ended April 30, 2004, as compared to the same periods in 2003, primarily due to the Lightspan acquisition and secondarily due to the growth in PLATO subscriptions revenue. We are experiencing an increasing shift away from perpetual license sales and a growing customer desire to license our products on a subscription basis. Orders for our subscription-based products continue to grow, and, while this has a negative impact on revenues in the short-term, it has positive implications for the longer term, including greater predictability of future revenues. As a percentage of total revenues, pro forma subscriptions revenues were fairly constant for the three and six months ended April 30, 2004 compared to the same periods in 2003.

Services. The following table presents services revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
Services Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$7,197	22.3%	$4,296	24.6%	67.5%
Lightspan (pre-acquisition)	—		2,189

Pro forma	$7,197	22.3%	$6,485	23.2%	11.0%

	Six Months Ended April 30,
	2004		2003
Services Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$13,534	23.0%	$7,679	24.8%	76.2%
Lightspan (pre-acquisition)	438		4,614

Pro forma	$13,972	23.4%	$12,293	22.8%	13.7%

Reported revenues from services increased for the three and six months ended April 30, 2004, as compared to the same periods in 2003, due primarily to the Lightspan acquisition and secondarily due to the increase in PLATO services revenues, resulting from increased correlation and professional development services and the continued growth in customer demand for our training and technical support services.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Other. The following table presents other revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
Other Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$2,585	8.0%	$1,652	9.5%	56.5%
Lightspan (pre-acquisition)	—		713

Pro forma	$2,585	8.0%	$2,365	8.5%	9.3%

	Six Months Ended April 30,
	2004		2003
Other Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$5,129	8.7%	$2,657	8.6%	93.0%
Lightspan (pre-acquisition)	—		1,532

Pro forma	$5,129	8.6%	$4,189	7.8%	22.4%

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

Cost of Revenues

The following table presents our total cost of revenues, as reported and on a pro forma basis, as if Lightspan cost of revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
Total Cost of Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$12,207	37.8%	$7,022	40.2%	73.8%
Lightspan (pre-acquisition)	—		3,156

Pro forma	$12,207	37.8%	$10,178	36.4%	19.9%

	Six Months Ended April 30,
	2004		2003
Total Cost of Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$23,190	39.5%	$12,709	41.1%	82.5%
Lightspan (pre-acquisition)	242		6,748

Pro forma	$23,432	39.2%	$19,457	36.2%	20.4%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Total pro forma cost of revenues increased for the three months ended April 30, 2004, as compared to the same period in 2003, primarily due to the changes in revenue discussed earlier, and increased professional development expenses of $1,518, increased amortization of capitalized product development costs of $384, increased amortization of acquired technology of $534, increased customer support costs of $622 and increased costs related to other revenue of $1,031, primarily the cost of PlayStation® game consoles and related accessories, as mentioned earlier.

Total pro forma cost of revenues increased for the six months ended April 30, 2004, as compared to the same period in 2003, primarily due to the changes in revenue discussed earlier, and increased professional development expenses of $2,104, increased amortization of capitalized product development costs of $854, increased amortization of acquired technology of $1,002, increased customer support costs of $732 and increased costs related to other revenue of $2,239, primarily the cost of PlayStation® game consoles and related accessories, as mentioned earlier.

Amortization of previously capitalized product development costs, a component of cost of sales, was $1,714 and $1,330 for the three months and $3,478 and $2,624 for the six months ended April 30, 2004 and 2003, respectively. Amortization has increased as projects completed during prior periods are now being amortized to expense. We expect this amortization to increase during the remainder of 2004 as additional products are completed. Capitalized development costs were $2,627 and $1,501 for the three months and $4,291 and $3,168 for the six months ended April 30, 2004 and 2003, respectively. The increase in capitalized product development costs was primarily due to the acquisition of New Media.

A comparison of gross profit margin by revenue category as reported and on a pro forma basis, as if Lightspan revenues and cost of revenues prior to the acquisition had been included for all periods presented, is as follows:

	Three Months Ended April 30,
	2004	2003
Revenue category	As Reported	As Reported	Pro Forma
License fees	81.2%	80.3%	80.9%
Subscriptions	61.3%	55.5%	73.2%
Services	36.5%	30.0%	36.9%
Other	9.4%	20.6%	18.5%
Total	62.2%	59.8%	63.6%

	Six Months Ended April 30,
	2004		2003
Revenue category	As Reported	Pro Forma	As Reported	Pro Forma
License fees	78.3%	78.3%	78.6%	77.9%
Subscriptions	62.0%	63.0%	60.0%	77.5%
Services	38.4%	39.0%	30.0%	37.5%
Other	11.5%	11.5%	13.4%	17.1%
Total	60.5%	60.8%	58.9%	63.8%

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

Operating Expenses

Sales and Marketing. The following table presents sales and marketing expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
Sales and Marketing	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$15,793	48.9%	$9,946	57.0%	58.8%
Lightspan (pre-acquisition)	—		8,459

Pro forma	$15,793	48.9%	$18,405	65.8%	-14.2%

	Six Months Ended April 30,
	2004		2003
Sales and Marketing	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$30,978	52.7%	$19,184	62.0%	61.5%
Lightspan (pre-acquisition)	1,282		15,321

Pro forma	$32,260	54.0%	$34,505	64.1%	-6.5%

Sales and marketing expenses, as reported, increased for the three and six months ended April 30, 2004, as compared to the same periods in 2003, due primarily to the Lightspan acquisition. As a percentage of total revenues, however, reported and pro forma sales and marketing expenses decreased, reflecting the cost reduction plan implemented and recorded in purchase accounting as well as the synergistic benefits received from combining the PLATO and Lightspan sales and marketing activities. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

General and Administrative. The following table presents general and administrative expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
General and Administrative	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$5,040	15.6%	$3,035	17.4%	66.1%
Lightspan (pre-acquisition)	—		2,138

Pro forma	$5,040	15.6%	$5,173	18.5%	-2.6%

	Six Months Ended April 30,
	2004		2003
General and Administrative	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$9,532	16.2%	$6,311	20.4%	51.0%
Lightspan (pre-acquisition)	310		4,505

Pro forma	$9,842	16.5%	$10,816	20.1%	-9.0%

General and administrative expenses, as reported, increased for the three and six months ended April 30, 2004, as compared to the same periods in 2003, due primarily to the Lightspan acquisition. The decrease in pro forma general and administrative expense reflects the cost reduction plan implemented and recorded in purchase accounting as well as the synergistic benefits received from combining the PLATO and Lightspan general and administrative activities.

Product Development. The following table presents product development expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended April 30,
	2004		2003
Product Development	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$1,346	4.1%	$627	3.6%	114.7%
Lightspan (pre-acquisition)	—		2,382

Pro forma	$1,346	4.1%	$3,009	10.8%	-55.3%

	Six Months Ended April 30,
	2004		2003
Product Development	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$3,549	6.0%	$1,188	3.9%	198.7%
Lightspan (pre-acquisition)	327		5,400

Pro forma	$3,876	6.5%	$6,588	12.2%	-41.2%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Product development expenses, as reported, increased for the three and six months ended April 30, 2004, as compared to the same periods in 2003, due primarily to the Lightspan acquisition. The decrease in pro forma product development expense reflects the cost reduction plan implemented and recorded in purchase accounting as well as the synergistic benefits received from combining the PLATO and Lightspan product development activities. A significant portion of PLATO’s product development costs qualify for capitalization. Product development expense does not reflect these capitalized costs, as they are amortized through cost of revenues. Accordingly, our product development expense, as a percentage of revenue, does not demonstrate our total level of development activity.

Product development spending, before capitalization, was 12.3% of total revenues for the three months ended April 30, 2004, compared to 12.2% for the same period in 2003. Product development spending, before capitalization, was 13.3% of total revenues for the six months ended April 30, 2004, compared to 14.1% for the same period in 2003. Our acquisitions of developed technologies and curriculum content and the completion of several significant projects in prior years contributed to the decrease in product development spending in 2004. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

Amortization of Intangibles. Expenses for the three and six months ended April 30, 2004 and 2003 represented the amortization of identified intangible assets, other than goodwill and acquired technology, from our previous acquisitions. The increase from 2003 to 2004 was due primarily to the Lightspan acquisition. With the adoption of SFAS No. 142 in 2002, goodwill is no longer amortized to expense. Acquired technology intangible assets are amortized through cost of revenues. See Note 6 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.

Restructuring Charge. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented about 10% of our planned workforce, in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for the six months ended April 30, 2003 included a restructuring charge of $380 for severance costs related to this reduction. All of these severance costs were paid as of October 31, 2003.

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

We recorded an income tax provision of $150 for the three months, and $300 for the six months ended April 30, 2004, despite pre-tax losses for these periods, related to the tax amortization of tax deductible goodwill. We recorded income tax benefits of $1,435 for the three months and $3,785 for the six months ended April 30, 2003 on pre-tax losses for these periods. These tax benefits were recorded as it was more likely than not at that time that the tax benefits would be realized.

Our effective income tax rate for this fiscal year, and future quarters and fiscal years, is dependent on us achieving both our overall operational goals and our operational goals in each of the United States, Canada and the U.K. We expect a normalized income tax rate of about 45% for the full year 2004. The extent of any effective rate variance from this expectation is highly dependent on our operating results in the U.K. A larger than expected loss in the U.K. will likely result in a higher consolidated effective tax rate. Conversely, if our U.K. subsidiary is more profitable than planned, our effective tax rate could decline.

FINANCIAL CONDITION

Liquidity and Capital Resources

At April 30, 2004, our principal sources of liquidity included cash and cash equivalents of $17,942, net accounts receivable of $41,183, long-term marketable securities of $3,779 and our unused line of credit. Working capital was $16,329 and $34,701 at April 30, 2004 and October 31, 2003, respectively. The decrease in working capital was primarily due to the decrease in deferred income taxes of $2,218, and the increases in accounts payable and accrued liabilities of $6,145 and deferred revenue of $10,100, offset by the increases in net accounts receivable of $2,007 and prepaid expenses and other current assets of $3,976. Deferred income taxes decreased due to our deferred income tax assets being fully reserved through purchase accounting for the Lightspan acquisition. Accrued liabilities and deferred revenue increased as a result of the Lightspan acquisition. Deferred revenue also increased due to increased sales of our services and subscription-based products. Accounts receivable increased due to the Lightspan acquisition, offset by collections of year end balances. Prepaid expenses and other current assets increased due to the Lightspan acquisition.

Cash used in operations, excluding changes in our working capital accounts, was $342 and $3,202 for the six months ended April 30, 2004 and 2003, respectively.

During the six months ended April 30, 2004, the net cash flow provided by financing activities of $1,216 and the decrease in cash and cash equivalents was used to fund the cash used in operations, excluding changes in our working capital accounts, of $342, the changes in our

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

working capital accounts of $3,878 and the net cash used in our investing activities of $2,860. Changes in our working capital accounts were primarily due to decreased accounts receivable, accounts payable, accrued liabilities and deferred revenue, partially offset by increased prepaid expenses and other current assets.

During the six months ended April 30, 2003, the decrease in cash and cash equivalents of $6,188 was used to fund the cash used in operations, excluding changes in our working capital accounts, of $3,202, the changes in our working capital accounts of $3,264, our investing activities of $3,996 and financing activities of $2,273. Changes in our working capital accounts were primarily due to decreased accounts receivable and increased accounts payable, which were partially offset by decreased accrued liabilities.

Net cash used in our investing activities was $2,860 for the six months ended April 30, 2004 and $3,996 for the same period in 2003. In 2004, as compared to 2003, we had net cash provided from acquisitions of $2,460, we increased our capitalization of product development costs by $1,123 and we increased our capital expenditures by $284. Net cash provided from the Lightspan acquisition was $8,696 and net cash used for the New Media acquisition was $6,236.

Net cash provided by our financing activities was $1,216 for the six months ended April 30, 2004, as compared to net cash used of $2,273 for the same period in 2003. In 2004, we received $1,491 from the exercise of outstanding stock options and warrants and common stock issued under our employee stock purchase plan. We also repurchased shares of our common stock for $205. In 2003, we repurchased shares of our common stock for an aggregate cost of $2,161. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. Cumulatively, we have repurchased approximately 1,465,000 shares for an aggregate cost of approximately $13,700 under the repurchase plan and approximately $1,300 remains available for future repurchases, if any.

On June 10, 2004, we extended our revolving loan agreement with Wells Fargo Bank, N.A. through July 1, 2005. We have resources available under this revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At April 30, 2004, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended April 30, 2004.

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

We do not have any off-balance sheet arrangements as of April 30, 2004.

Disclosures about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist of future payments due under capital lease obligations and operating leases. In addition, any future borrowings under our revolving loan agreement, which provides for a maximum $12,500 line of credit through July 1, 2005, would require future use of cash.

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Capital lease obligations	$645	$337	$308	$—	$—
Operating leases	8,922	2,764	2,547	2,062	1,549

Total	$9,567	$3,101	$2,855	$2,062	$1,549

At April 30, 2004, we had no significant commitments for capital expenditures. With the NetSchools acquisition in 2002, additional cash consideration may be due of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill. As of April 30, 2004, no additional consideration has been earned.

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At April 30, 2004, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Any gains or losses from foreign currency transactions are included in the consolidated statements of operations. Approximately 3% of our total revenues were denominated in currencies other than the U.S. dollar for the six months ended April 30, 2004. Our foreign subsidiaries are not a significant component of our business, and, as a result, risk relating to foreign currency fluctuation is considered minimal.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. CONTROLS AND PROCEDURES

As of April 30, 2004, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in our internal controls over financial reporting, or in other factors that could significantly affect internal controls, subsequent to the date of their evaluation during the most recent fiscal quarter.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about our common stock repurchases during the quarter ended April 30, 2004:

(Dollars in thousands, except per share amounts)

				Approximate
			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
Month	Purchased	Paid per Share	Announced Plans	Under the Plan
February 2004	—	$—	—	$1,500
March 2004	—	$—	—	$1,500
April 2004	20,000	$10.27	20,000	$1,300

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

(b) Reports on Form 8-K:

On February 26, 2004 we filed a Current Report on Form 8-K to announce our first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 14, 2004.

PLATO LEARNING, INC.

By	/s/John Murray

Chairman, President and
Chief Executive Officer
(principal executive officer)

/s/Gregory J. Melsen

Vice President Finance and
Chief Financial Officer
(principal financial officer)

/s/Mary Jo Murphy

Vice President, Corporate Controller and
Chief Accounting Officer
(principal accounting officer)