Form 10-Q
period 2004-07-31
PLATO LEARNING INC
filed 2004-09-14
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:  Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value	23,044,846 shares

Class	Outstanding as of August 31, 2004

PLATO Learning, Inc.
Form 10-Q

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenues:
License fees	$25,421	$16,300	$55,693	$33,497
Subscriptions	5,812	1,806	15,645	5,197
Services	7,403	3,918	20,937	11,597
Other	1,977	1,769	7,106	4,426

Total revenues	40,613	23,793	99,381	54,717

Cost of revenues:
License fees	3,378	2,124	9,953	5,798
Subscriptions	1,782	1,204	5,522	2,559
Services	4,193	2,646	12,527	8,024
Other	2,157	1,649	6,698	3,951

Total cost of revenues	11,510	7,623	34,700	20,332

Gross profit	29,103	16,170	64,681	34,385

Operating expenses:
Sales and marketing	14,897	10,079	45,875	29,263
General and administrative	4,915	3,200	14,447	9,511
Product development	1,293	472	4,842	1,660
Amortization of intangibles	1,112	147	3,197	441
Restructuring charges	—	422	—	802

Total operating expenses	22,217	14,320	68,361	41,677

Operating income (loss)	6,886	1,850	(3,680)	(7,292)
Interest income	41	83	298	295
Interest expense	(28)	(34)	(100)	(88)
Other expense, net	(25)	(14)	(109)	(43)

Earnings (loss) before income taxes	6,874	1,885	(3,591)	(7,128)
Income tax expense (benefit)	150	1,600	450	(2,185)

Net earnings (loss)	$6,724	$285	$(4,041)	$(4,943)

Earnings (loss) per share:
Basic and diluted	$0.29	$0.02	$(0.18)	$(0.30)

Weighted average common shares outstanding:
Basic	23,012	16,363	22,497	16,558

Diluted	23,556	16,420	22,497	16,558

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,	October 31,
	2004	2003
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$27,011	$23,834
Accounts receivable, net	46,831	39,176
Prepaid expenses and other current assets	9,389	4,819
Deferred income taxes	—	2,218

Total current assets	83,231	70,047
Long-term marketable securities	3,993	3,862
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $9,542 and $7,536, respectively	6,899	5,024
Product development costs, net of accumulated amortization of $17,045 and $11,838, respectively	16,481	14,738
Goodwill	67,743	39,609
Identified intangible assets, net	41,369	14,707
Other assets	1,617	1,975

Total assets	$221,333	$149,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,794	$2,876
Accrued employee salaries and benefits	9,934	6,678
Accrued liabilities	6,173	3,600
Deferred revenue	35,607	22,192

Total current liabilities	55,508	35,346
Deferred revenue	7,337	4,372
Deferred income taxes	1,163	—
Other liabilities	141	312

Total liabilities	64,149	40,030

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,065 shares issued and 23,045 outstanding at July 31, 2004; 17,671 shares issued and 16,370 shares outstanding at October 31, 2003	230	164
Additional paid in capital	162,828	123,135
Treasury stock at cost, 20 and 1,301 shares, respectively	(205)	(11,652)
Accumulated deficit	(5,063)	(1,022)
Accumulated other comprehensive loss	(606)	(693)

Total stockholders’ equity	157,184	109,932

Total liabilities and stockholders’ equity	$221,333	$149,962

Note: The balance sheet at October 31, 2003 has been derived from our audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2004	2003
Operating activities:
Net loss	$(4,041)	$(4,943)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	450	(2,185)
Amortization of capitalized product development costs	5,160	4,202
Amortization of identified intangible assets	5,706	1,495
Depreciation and amortization of equipment and leasehold improvements	2,600	1,635
Provision for doubtful accounts	1,522	1,607
Stock-based compensation	217	—
Loss on disposal of equipment	79	59
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(357)	(2,220)
Prepaid expenses and other current and noncurrent assets	(2,184)	395
Accounts payable	(1,566)	1,339
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(3,210)	(1,484)
Deferred revenue	3,789	5,350

Total adjustments	12,206	10,193

Net cash provided by operating activities	8,165	5,250

Investing activities:
Acquisitions, net of cash acquired	2,460	—
Capitalization of product development costs	(6,830)	(4,893)
Capital expenditures	(1,880)	(1,542)
Purchases of marketable securities	(387)	—
Sales of marketable securities	256	—

Net cash used in investing activities	(6,381)	(6,435)

Financing activities:
Repurchase of common stock	(205)	(2,161)
Net proceeds from issuance of common stock	1,812	51
Repayments of capital lease obligations	(54)	(196)

Net cash provided by (used in) financing activities	1,553	(2,306)

Effect of foreign currency on cash	(160)	17

Net increase (decrease) in cash and cash equivalents	3,177	(3,474)
Cash and cash equivalents at beginning of period	23,834	30,390

Cash and cash equivalents at end of period	$27,011	$26,916

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have included all normal recurring adjustments, and other adjustments specifically relating to goodwill as discussed in Note 6, considered necessary to give a fair presentation of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$6,724	$285	$(4,041)	$(4,943)
Add: stock-based compensation expense included in reported net earnings (loss)	—	—	217	—
Deduct: stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects in 2003	(1,419)	(983)	(5,314)	(3,085)

Pro forma net earnings (loss)	$5,305	$(698)	$(9,138)	$(8,028)

Basic and diluted earnings (loss) per share:
As reported	$0.29	$0.02	$(0.18)	$(0.30)

Pro forma	$0.23	$(0.04)	$(0.41)	$(0.48)

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of this Interpretation, FIN 46®. FIN 46® addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests. FIN 46 or FIN 46® must be applied to Special Purpose Entities (“SPEs”) created prior to February 1, 2003 and all entities, including SPEs, created subsequent to

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

January 31, 2003 in our first quarter of fiscal year 2004. FIN 46® also must be applied for all entities created prior to February 1, 2003 in our second quarter of fiscal year 2004.

We adopted FIN 46® beginning in our first quarter of fiscal year 2004, and no variable interests with SPEs or entities created prior to February 1, 2003 or subsequent to January 31, 2003 have been identified; therefore, there was no impact on our consolidated financial statements, and no disclosures were required. While we currently have no arrangements of this nature, if we enter into any such arrangements in the future, our consolidated financial statements may be adversely affected.

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

We acquired all of the outstanding shares of Lightspan for 6,576,129 shares of our common stock valued at $52,082 for accounting purposes, $23,361 for estimated assumed liabilities, $2,700 for estimated severance payments, $900 for estimated lease termination costs, and direct acquisition fees of $1,931. Of the 6,576,129 shares issued, 1,301,692 were from our treasury stock. Direct acquisition fees consisted primarily of investment banking, legal and professional fees. The number of shares issued included shares issued for Lightspan’s in-the-money stock options. The fair value of the Lightspan options and warrants assumed in connection with the merger and converted to PLATO options and warrants was not significant.

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The purchase price consisted of the following components:

Fair value of common stock issued	$52,082
Direct acquisition fees	1,931
Estimated severance payments	2,700
Estimated lease termination costs	900
Estimated liabilities assumed	23,361

$80,974

The allocation of the total purchase price, including acquisition fees, was as follows:

Estimated fair value of tangible assets acquired	$27,194
Fair value of identified intangible assets	30,400
Estimated goodwill	26,506
Deferred income taxes	(3,126)

$80,974

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

In connection with this acquisition, we developed plans for workforce and facility reductions. The aggregate estimated costs of these plans is $3,700, which consisted of $2,700 related to the elimination of 144 positions in the United States and $900 related to lease termination, which ends October 31, 2004 and has a minimum monthly lease payment of $106. As of July 31, 2004, approximately $2,390 of the estimated $2,700 of severance costs have been paid. We expect to complete these activities within one year from the acquisition date. Until the lesser of one year or when these activities are completed, the allocation of the purchase price is preliminary and subject to adjustment.

See Note 6 for discussion of purchase price adjustments made subsequent to the acquisition date.

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

Unaudited Pro Forma Data

Our unaudited pro forma consolidated results of operations, as if the Lightspan acquisition had occurred at the beginning of the periods presented, were as follows:

	Nine Months Ended
	July 31,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	$100,350	$92,088
Net loss	(5,472)	(21,534)
Basic and diluted loss per share	(0.24)	(0.93)

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

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

5.	Accounts Receivable

The components of accounts receivable were as follows:

	July 31,	October 31,
	2004	2003
Trade accounts receivable	$28,596	$21,415
Installment accounts receivable	22,617	22,015
Allowance for doubtful accounts	(4,382)	(4,254)

	$46,831	$39,176

The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $695 and $555 for the three months and $1,522 and $1,607 for the nine months ended July 31, 2004 and 2003, respectively.

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

Goodwill

The changes in goodwill from October 31, 2003 were as follows:

Balance, October 31, 2003	$39,609
Acquisition of Lightspan	26,506
Acquisition of New Media	4,440
Release of shares from escrow	(2,895)
Foreign currency translation	83

Balance, July 31, 2004	$67,743

Goodwill was decreased by $2,895 during the three months ended January 31, 2004 as a result of the release of escrow shares relating to the NetSchools acquisition in 2002. As of July 31, 2004, 100,000 shares remained in escrow relating to this acquisition.

Goodwill was decreased by $1,943 during the three months ended July 31, 2004 as a result of adjustments to the purchase price allocation for the Lightspan acquisition. Estimated lease termination costs were reduced by $100, liabilities assumed relating to commissions and bonuses were reduced by $2,670 and the fair value of tangible assets acquired relating to pre-acquisition

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

directors and officers insurance was reduced by $827. Additional adjustments to the purchase price allocation may be necessary as we finalize the purchase accounting for this acquisition.

Identified Intangible Assets

Identified intangible assets subject to amortization were as follows:

	July 31, 2004			October 31, 2003
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$24,853	$(4,976)	$19,877	$15,717	$(2,589)	$13,128
Trademark	3,680	(1,149)	2,531	1,380	(640)	740
Customer relationships	21,237	(2,954)	18,283	1,300	(595)	705
Employment agreement	413	(381)	32	413	(279)	134
Noncompete agreements	1,090	(444)	646	90	(90)	—

	$51,273	$(9,904)	$41,369	$18,900	$(4,193)	$14,707

Amortization expense for identified intangible assets was $1,943 and $525 for the three months ended July 31, 2004 and 2003, respectively, of which $831 and $378 was included in cost of revenues for each period. Amortization expense was $5,706 and $1,495 for the nine months ended July 31, 2004 and 2003, respectively, of which $2,509 and $1,054 was included in cost of revenues for each period.

The estimated future annual amortization expense for identified intangible assets is as follows:

Remainder of 2004	1,977
2005	7,589
2006	6,913
2007	6,689
2008	6,104
Thereafter	12,097

$41,369

7.	Debt

Revolving Loan

On June 10, 2004, we extended our revolving loan agreement with Wells Fargo Bank, N.A. through July 1, 2005. The revolving loan agreement provides for a maximum $12,500 line of credit. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at July 31, 2004 or October 31, 2003.

The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended July 31, 2004.

8.	Deferred Revenue

The components of deferred revenue were as follows:

	July 31,	October 31,
	2004	2003
License fees	$8,583	$4,762
Subscriptions	9,141	4,134
Services	24,668	17,360
Other	552	308

	42,944	26,564
Less: long-term amounts	(7,337)	(4,372)

	$35,607	$22,192

9.	Restructuring Charges

In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for 2003 included a restructuring charge of $422 recorded in the third quarter for severance costs related to this action. As of October 31, 2003, approximately $252 of these severance costs had been paid and as of July 31, 2004 substantially all of these severance costs had been paid.

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

At October 31, 2003, we had a net deferred income tax asset of $2,218. Approximately $7,377 of the deferred tax asset related to our net operating loss carryforwards in the United States of approximately $18,500, which expire in varying amounts between 2004 and 2023. We also had net operating loss carryforwards of approximately $3,000 related to our foreign subsidiaries. We provided a full valuation allowance related to these foreign deferred tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

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

Our combined net operating loss carryforwards as of the acquisition date were approximately $57,000. The combined net operating loss carryforwards, which represent the majority of the merged company’s deferred tax assets, must be reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2004, this expectation is highly dependent on the integration of the Lightspan acquisition. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently, it is our current view that, while we had cumulative taxable income for the last three fiscal years, our combined historical operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in our first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as income tax expense and a reduction of goodwill.

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

The calculation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Net earnings (loss)	$6,724	$285	$(4,041)	$(4,943)

Basic:
Weighted average common shares outstanding	23,012,000	16,363,000	22,497,000	16,558,000

Basic earnings (loss) per share	$0.29	$0.02	$(0.18)	$(0.30)

Diluted:
Weighted average common shares outstanding	23,012,000	16,363,000	22,497,000	16,558,000
Potential common shares:
Stock options and warrants	444,000	57,000	—	—
Common shares held in escrow	100,000	—	—	—
Restricted common shares	—	—	—	—

Weighted average common and potential common shares outstanding for diluted earnings (loss) per share	23,556,000	16,420,000	22,497,000	16,558,000

Diluted earnings (loss) per share	$0.29	$0.02	$(0.18)	$(0.30)

The calculation of diluted loss per share for the three and nine months ended July 31, 2004 and 2003 excluded the effect of approximately 3,472,000 and 3,050,000 potential common shares from the conversion of outstanding options and warrants and common shares held in escrow, respectively, as they were antidilutive.

12.	Comprehensive Earnings (Loss)

Total comprehensive earnings (loss) was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Net earnings (loss)	$6,724	$285	$(4,041)	$(4,943)
Foreign currency translation adjustments	83	9	87	43

Total comprehensive earnings (loss)	$6,807	$294	$(3,954)	$(4,900)

PLATO Learning, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

13.	Segment and Geographic Information

We operate and manage our business as one segment, the development and marketing of educational software and related services.

We have foreign subsidiaries in Canada and the United Kingdom. Our foreign operations are not significant to our consolidated business. At July 31, 2004, less than 1% of our long-term assets are located in foreign countries, and for the nine months ended July 31, 2004, approximately 3% of our revenues are from foreign countries.

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

Lightspan generated revenues of approximately $50,000 in its fiscal year ended January 31, 2003. We expect to achieve approximately $17,500 of cost reductions in 2004 and annualized cost reductions of between $20,000 and $25,000 thereafter, primarily through workforce reductions and the elimination of duplicate costs. The acquisition is expected to be modestly dilutive to our earnings per share for fiscal year 2004. Earnings per share will be impacted by non-cash charges for the amortization of identified intangible assets acquired with this transaction.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our critical accounting policies and estimates, and have identified revenue recognition, the allowance for doubtful accounts, capitalized product development costs, the valuation of our deferred income taxes, and the valuation and impairment analysis of goodwill and identified intangible assets as the critical accounting policies and estimates that are significant to the financial statement presentation and that require difficult, subjective and complex judgments.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant assumptions and judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. Our provision for bad debts is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our allowance for doubtful accounts was $4,382, or 8.6% of gross accounts receivable, at July 31, 2004, as compared to $4,254, or 9.8%, at October 31, 2003.

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

At October 31, 2003, we had a net deferred tax asset of $2,218. Approximately $7,377 of the deferred tax asset relates to our net operating loss carryforwards in the United States of approximately $18,500, which expire in varying amounts between 2004 and 2023. We also had net operating loss carryforwards of approximately $3,000 related to our foreign subsidiaries. We provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

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

Our combined net operating loss carryforwards as of the acquisition date were approximately $57,000 at April 30, 2004. The combined net operating loss carryforwards, which represent the majority of the merged company’s deferred tax assets, must be reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2004, this expectation is highly dependent on the integration of the Lightspan acquisition. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently, it is our current view that, while we had cumulative taxable income for the last three fiscal years, our historical operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

purchase accounting for the Lightspan acquisition in our first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as income tax expense and a reduction of goodwill.

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenues:
License fees	62.6%	68.5%	56.0%	61.2%
Subscriptions	14.3	7.6	15.7	9.5
Services	18.2	16.5	21.1	21.2
Other	4.9	7.4	7.2	8.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License fees	8.3	8.9	10.0	10.6
Subscriptions	4.4	5.1	5.6	4.7
Services	10.3	11.1	12.6	14.7
Other	5.3	6.9	6.7	7.2

Total cost of revenues	28.3	32.0	34.9	37.2

Gross profit	71.7	68.0	65.1	62.8

Operating expenses:
Sales and marketing	36.7	42.4	46.2	53.5
General and administrative	12.1	13.4	14.5	17.4
Product development	3.2	2.0	4.9	3.0
Amortization of intangibles	2.7	0.6	3.2	0.8
Restructuring charge	—	1.8	—	1.4

Total operating expenses	54.7	60.2	68.8	76.1

Operating income (loss)	17.0	7.8	(3.7)	(13.3)
Interest income and expense and other expense, net	(0.1)	0.1	0.1	0.3

Earnings (loss) before income taxes	16.9	7.9	(3.6)	(13.0)
Income tax expense (benefit)	0.4	6.7	0.5	(4.0)

Net earnings (loss)	16.5%	1.2%	(4.1)%	(9.0)%

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

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Revenues

Total Revenues. Total reported revenues increased 70.7% to $40,613 for the three months ended July 31, 2004 from $23,793 for the same period in 2003. Total reported revenues increased 81.6% to $99,381 for the nine months ended July 31, 2004 from $54,717 for the same period in 2003. Our significant revenue growth in 2004 reflected the acquisition of Lightspan, and, while impacted by the economic conditions discussed below, also reflected the impact of large orders and our increased focus on subscriptions revenue, and correlation and professional development services. We currently expect our total revenues for fiscal year 2004 to be in the range of $143,000 to $147,000. The mid point of this range would produce pro forma revenue growth of about 10.5%.

The following tables present total revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
Total Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$40,613	100.0%	$23,793	100.0%	70.7%
Lightspan (pre-acquisition)	—		14,479

Pro forma	$40,613	100.0%	$38,272	100.0%	6.1%

	Nine Months Ended July 31,
	2004		2003
Total Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$99,381	100.0%	$54,717	100.0%	81.6%
Lightspan (pre-acquisition)	969		37,371

Pro forma	$100,350	100.0%	$92,088	100.0%	9.0%

On a pro forma basis, assuming Lightspan had been included for all periods presented, we executed 70 orders of $100 or greater during the three months ended July 31, 2004, as compared to 81 for the same period in 2003. The average size of orders between $100 and $249 decreased from $157 to $148, while the average size of orders of $250 and greater increased 47.8% from $508 to $750. The number and magnitude of these larger orders can have a significant impact on our operating results. Information regarding these orders was as follows:

	Pro Forma
	Three Months Ended July 31,
	2004 (1)		2003 (2)		% Change
Order Size	Number	Value	Number	Value	Number	Value
$100 to $249	52	$7,699	56	$8,772	-7.1%	-12.2%
$250 or greater	18	13,506	25	12,689	-28.0%	6.4%

	70	$21,205	81	$21,461	-13.6%	-1.2%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

	Pro Forma
	Nine Months Ended July 31,
	2004 (1)		2003 (2)		% Change
Order Size	Number	Value	Number	Value	Number	Value
$100 to $249	122	$17,969	101	$15,678	20.8%	14.6%
$250 or greater	43	29,543	48	23,509	-10.4%	25.7%

	165	$47,512	149	$39,187	10.7%	21.2%

(1)	2004 excludes amounts related to the Idaho Department of Education contract signed in Q2-2004.

(2)	2003 include both PLATO Learning and Lightspan.

License Fees. The following table presents license fees revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
License Fees Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$25,421	62.6%	$16,300	68.5%	56.0%
Lightspan (pre-acquisition)	—		7,976

Pro forma	$25,421	62.6%	$24,276	63.4%	4.7%

	Nine Months Ended July 31,
	2004		2003
License Fees Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$55,693	56.0%	$33,497	61.2%	66.3%
Lightspan (pre-acquisition)	—		18,880

Pro forma	$55,693	55.5%	$52,377	56.9%	6.3%

The increase in reported license fees revenues for the three and nine months ended July 31, 2004, as compared to the same periods in 2003, was primarily due to the Lightspan acquisition. We continue to feel the effects of federal funding delays and economic uncertainties, particularly state budget difficulties, which significantly impacted the level of purchasing done by our customers. While there continues to be some improvement in the flow of federal funds to education, as evidenced by the increases in pro forma license fees revenue for the three and nine months ended July 31, 2004 and 2004, these conditions are expected to continue to impact our revenues during the remainder of 2004. As a percentage of total revenues, pro forma license fees revenues decreased slightly for the three and nine months ended July 31, 2004 from the same periods in 2003, reflecting the increase in subscriptions and services revenues as discussed below.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Subscriptions. The following table presents subscriptions revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
Subscriptions Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$5,812	14.3%	$1,806	7.6%	221.8%
Lightspan (pre-acquisition)	—		2,957

Pro forma	$5,812	14.3%	$4,763	12.4%	22.0%

	Nine Months Ended July 31,
	2004		2003
Subscriptions Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$15,645	15.7%	$5,197	9.5%	201.0%
Lightspan (pre-acquisition)	531		8,799

Pro forma	$16,176	16.1%	$13,996	15.2%	15.6%

Reported revenues from subscriptions increased for the three and nine months ended July 31, 2004, as compared to the same periods in 2003, primarily due to the Lightspan acquisition and secondarily due to the growth in PLATO subscriptions revenue. This also contributed to the growth in pro forma subscriptions revenues, which comprised 49% and 27% of total pro forma revenue growth for the three and nine months ended July 31, 2004, respectively, from the same periods in 2003. We are experiencing an increasing shift away from perpetual license sales and a growing customer desire to license our products on a subscription basis. Orders for our subscription-based products continue to grow, and, while this has a negative impact on revenues in the short-term, it has positive implications for the longer term, including greater predictability of future revenues. This growth trend is further demonstrated by an increase in subscriptions revenues as a percentage of total revenues to 14.4% and 15.8% for the three and nine months ended July 31, 2004, respectively, compared to 12.4% and 15.2% for the same periods in 2003.

Services. The following table presents services revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
Services Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$7,403	18.2%	$3,918	16.5%	88.9%
Lightspan (pre-acquisition)	—		2,411

Pro forma	$7,403	18.2%	$6,329	16.5%	17.0%

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

	Nine Months Ended July 31,
	2004		2003
Services Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$20,937	21.1%	$11,597	21.2%	80.5%
Lightspan (pre-acquisition)	438		7,025

Pro forma	$21,375	21.3%	$18,622	20.2%	14.8%

Reported revenues from services increased for the three and nine months ended July 31, 2004, as compared to the same periods in 2003, due primarily to the Lightspan acquisition and secondarily due to the increase in PLATO services revenues, resulting from increased correlation and professional development services and the continued growth in customer demand for our training and technical support services. This also contributed to the growth in pro forma services revenue. As a percentage of total revenues, pro forma services revenues increased slightly for the three and nine months ended July 31, 2004 compared to the same periods in 2003.

Other. The following table presents other revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
Other Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$1,977	4.9%	$1,769	7.4%	11.8%
Lightspan (pre-acquisition)	—		1,135

Pro forma	$1,977	4.9%	$2,904	7.6%	-31.9%

	Nine Months Ended July 31,
	2004		2003
Other Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$7,106	7.2%	$4,426	8.1%	60.6%
Lightspan (pre-acquisition)	—		2,667

Pro forma	$7,106	7.1%	$7,093	7.7%	0.2%

Other revenues, consisting primarily of hardware and third-party courseware products, increased principally due to the Lightspan acquisition. The elementary grade products acquired from Lightspan run on PlayStation® game consoles, which, along with the sale of related accessories, are a component of other revenues.

Backlog. Our deferred revenue was $42,944 and $26,564 at July 31, 2004 and October 31, 2003, respectively. In addition, we have orders for approximately $15,400 related to an Idaho Department of Education contract and approximately $14,000 from a contract with the U.S. Department of the Navy. Ultimate realization of these contracts is dependent on delivery of services, accomplishment of milestones and customer acceptance. We also have orders for

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

approximately $6,600 of products and services from multiple customers that have not met various revenue recognition criteria and for which we are not yet able to bill customers. No assurances exist regarding when or if revenue will be recorded or customers billed for these products or services. All contracts and agreements are subject to the delivery of products and services, collection and other conditions.

Cost of Revenues

The following table presents our total cost of revenues, as reported and on a pro forma basis, as if Lightspan cost of revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
Total Cost of Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$11,510	28.3%	$7,623	32.0%	51.0%
Lightspan (pre-acquisition)	—		3,967

Pro forma	$11,510	28.3%	$11,590	30.3%	-0.7%

	Nine Months Ended July 31,
	2004		2003
Total Cost of Revenues	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$34,700	34.9%	$20,332	37.2%	70.7%
Lightspan (pre-acquisition)	242		10,715

Pro forma	$34,942	34.8%	$31,047	33.7%	12.5%

Total cost of revenues decreased slightly for the three months ended July 31, 2004, as compared to the pro forma amounts for the same period in 2003. A number of factors contributed to this decrease, including increased license fees revenues, which have lower costs, and decreased other revenues, which have higher costs. Partially offsetting the decreased costs from these revenue changes were increased professional development expenses of $1,228, increased amortization of capitalized product development costs of $115, increased amortization of acquired technology of $453 and increased customer support costs of $471.

Total pro forma cost of revenues increased for the nine months ended July 31, 2004, as compared to the same period in 2003, primarily due to increased professional development expenses of $3,332, increased amortization of capitalized product development costs of $969, increased amortization of acquired technology of $1,455 and increased customer support costs of $1,203. These increases were partially offset by the changes in revenue mix discussed earlier.

Amortization of capitalized product development costs, a component of cost of sales, was $1,682 and $1,578 for the three months and $5,160 and $4,202 for the nine months ended July 31, 2004 and 2003, respectively. Amortization has increased as projects completed during prior periods

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

are now being amortized to expense. We expect this amortization to increase during the remainder of 2004 as additional products are completed. Capitalized development costs were $2,539 and $1,725 for the three months and $6,830 and $4,893 for the nine months ended July 31, 2004 and 2003, respectively. The increase in capitalized product development costs was primarily due to costs capitalized for Lightspan and New Media products since acquisition.

A comparison of gross profit margin by revenue category as reported and on a pro forma basis, as if Lightspan revenues and cost of revenues prior to the acquisition had been included for all periods presented, is as follows:

	Three Months Ended July 31,
	2004	2003
Revenue category	As Reported	As Reported	Pro Forma
License fees	86.7%	87.0%	85.8%
Subscriptions	69.3%	33.3%	64.6%
Services	43.4%	32.5%	39.5%
Other	-9.1%	6.8%	10.0%
Total	71.7%	68.0%	69.7%

	Nine Months Ended July 31,
	2004		2003
Revenue category	As Reported	Pro Forma	As Reported	Pro Forma
License fees	82.1%	82.1%	82.7%	81.5%
Subscriptions	64.7%	65.3%	50.8%	73.1%
Services	40.2%	40.7%	30.8%	38.2%
Other	5.7%	5.7%	10.7%	14.2%
Total	65.1%	65.2%	62.8%	66.3%

The decrease in pro forma gross profit margin from 2003 to 2004 resulted primarily from the higher proportion of subscriptions, services and other revenues included in our product sales mix in 2004, which carry lower margins, and the increased professional development expenses, amortization of capitalized product development costs and amortization of acquired technology as discussed above. Future gross profit margin will be dependent primarily on our revenue mix, the amount of professional development expenses and amortization of capitalized product development costs and acquired technology. The total gross profit margin in the fourth quarter of 2004 is expected to increase slightly from the third quarter 2004 percentage, due to higher expected revenues and the fixed nature of amortization costs that are included in cost of revenues.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Operating Expenses

Sales and Marketing. The following table presents sales and marketing expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
Sales and Marketing	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$14,897	36.7%	$10,079	42.4%	47.8%
Lightspan (pre-acquisition)	—		8,614

Pro forma	$14,897	36.7%	$18,693	48.8%	-20.3%

	Nine Months Ended July 31,
	2004		2003
Sales and Marketing	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$45,875	46.2%	$29,263	53.5%	56.8%
Lightspan (pre-acquisition)	1,282		23,935

Pro forma	$47,157	47.0%	$53,198	57.8%	-11.4%

Sales and marketing expenses, as reported, increased for the three and nine months ended July 31, 2004, as compared to the same periods in 2003, due primarily to the Lightspan acquisition. As a percentage of total revenues, however, both reported and pro forma sales and marketing expenses decreased, reflecting the cost reduction plan implemented and recorded in purchase accounting as well as the synergistic benefits received from combining the PLATO and Lightspan sales and marketing activities. We expect pro forma sales and marketing expenses for our fourth quarter and fiscal year 2004 to decrease as well when compared to the same periods in 2003. Fourth quarter 2004 expenses are expected to be slightly more than those of third quarter 2004 because of additional marketing and commission costs resulting from higher expected revenues. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales force productivity improvements.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

General and Administrative. The following table presents general and administrative expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
General and Administrative	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$4,915	12.1%	$3,200	13.4%	53.6%
Lightspan (pre-acquisition)	—		1,343

Pro forma	$4,915	12.1%	$4,543	11.9%	8.2%

	Nine Months Ended July 31,
	2004		2003
General and Administrative	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$14,447	14.5%	$9,511	17.4%	51.9%
Lightspan (pre-acquisition)	310		5,848

Pro forma	$14,757	14.7%	$15,359	16.7%	-3.9%

General and administrative expenses, as reported, increased for the three and nine months ended July 31, 2004, as compared to the same periods in 2003, due primarily to the Lightspan acquisition. Pro forma general and administrative expense increased for the three months ended July 31, 2004, from the same period in 2003, as the Lightspan synergies were less significant than they were in sales and marketing and product development expenses, and were offset by increased infrastructure costs associated with our growing business. The decrease in pro forma general and administrative expense for the nine months ended July 31, 2004, as compared to the same period in 2003, reflects the cost reduction plan implemented and recorded in purchase accounting as well as the synergistic benefits received from combining the PLATO and Lightspan general and administrative activities. We expect pro forma general and administrative expenses for our fourth quarter and fiscal year 2004 to decrease as well when compared to the same periods in 2003. Fourth quarter 2004 expenses are expected to increase slightly from third quarter 2004, due to increases in bad debt expense and bonuses resulting from higher expected revenues.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Product Development. The following table presents product development expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended July 31,
	2004		2003
Product Development	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$1,293	3.2%	$472	2.0%	173.9%
Lightspan (pre-acquisition)	—		2,153

Pro forma	$1,293	3.2%	$2,625	6.9%	-50.7%

	Nine Months Ended July 31,
	2004		2003
Product Development	$	% of revenue	$	% of revenue	% Change
PLATO (as reported)	$4,842	4.9%	$1,660	3.0%	191.7%
Lightspan (pre-acquisition)	327		7,553

Pro forma	$5,169	5.2%	$9,213	10.0%	-43.9%

Product development expenses, as reported, increased for the three and nine months ended July 31, 2004, as compared to the same periods in 2003, due primarily to the Lightspan and New Media acquisitions. The decrease in pro forma product development expense reflects the cost reduction plan implemented and recorded in purchase accounting as well as the synergistic benefits received from combining the PLATO and Lightspan product development activities. We expect pro forma product development expenses for our fourth quarter and fiscal year 2004 to decrease as well when compared to the same periods in 2003. Fourth quarter 2004 expenses are expected to be similar to third quarter 2004. A significant portion of PLATO’s product development costs qualify for capitalization. Product development expense does not reflect these capitalized costs, as they are amortized through cost of revenues. Accordingly, our product development expense, as a percentage of revenue, does not demonstrate our total level of development activity.

Product development spending, before capitalization, was 9.4% of total revenues for the three months ended July 31, 2004, compared to 9.2% for the same period in 2003. Product development spending, before capitalization, was 11.7% of total revenues for the nine months ended July 31, 2004, compared to 12.0% for the same period in 2003. Our acquisitions of developed technologies and curriculum content and the completion of several significant projects in prior years contributed to the decrease in product development spending in 2004. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

Amortization of Intangibles. Expenses for the three and nine months ended July 31, 2004 and 2003 represented the amortization of identified intangible assets, other than goodwill and acquired technology, from our previous acquisitions. The increase from 2003 to 2004 was due primarily to the Lightspan acquisition. With the adoption of SFAS No. 142 in 2002, goodwill is no longer amortized to expense. Acquired technology intangible assets are amortized through cost of revenues. See Note 6 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.

Restructuring Charge. In May 2003, we replaced our Managing Director of operations in the United Kingdom, and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for the nine months ended July 31, 2003 included a restructuring charge of $422 for severance costs related to this action. As of October 31, 2003, approximately $252 of these severance costs had been paid and as of July 31, 2004 substantially all of these severance costs had been paid. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the United States, which together represented about 10% of our planned workforce, in connection with a restructuring plan to align our cost structure with future expectations. The consolidated statement of operations for the nine months ended July 31, 2003 included a restructuring charge of $380 for severance costs related to this reduction. All of these severance costs were paid as of October 31, 2003.

Income Taxes

As discussed earlier in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis, as a result of the Lightspan acquisition, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in purchase accounting, thereby increasing goodwill, in the first quarter of 2004. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as income tax expense and a reduction to goodwill.

We recorded an income tax provision of $150 for the three months, and $450 for the nine months ended July 31, 2004, related to the tax amortization of tax deductible goodwill. No income tax provision (benefit) has been recorded in 2004 for our pre-tax earnings (losses) consistent with the income tax accounting resulting from the Lightspan acquisition. We recorded an income tax provision of $1,600 for the three months ended July 31, 2003 on pre-tax earnings of $1,885. We recorded an income tax benefit of $2,185 for the nine months ended July 31, 2003 on a pre-tax loss of $7,128. This tax benefit was recorded as it was more likely than not at that time that the tax benefit would be realized.

Our effective income tax rate for this fiscal year, and future quarters and fiscal years, is dependent on the level of profitability in each of the United States, Canada and the U.K. We

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

currently expect a consolidated income tax rate of about 60% for the full year 2004. The extent of any effective rate variance from this expectation is highly dependent on our operating results in the United States and the U.K. A larger than expected loss in the U.K., or lower than expected profit in the U.S., will likely result in a higher consolidated effective tax rate. Conversely, if our U.K. subsidiary or U.S. operations are more profitable than planned, our consolidated effective tax rate could decline.

FINANCIAL CONDITION

Liquidity and Capital Resources

At July 31, 2004, our principal sources of liquidity included cash and cash equivalents of $27,011, net accounts receivable of $46,831, long-term marketable securities of $3,993 and our unused line of credit. Working capital was $27,723 and $34,701 at July 31, 2004 and October 31, 2003, respectively. The decrease in working capital was primarily due to the decrease in deferred income taxes of $2,218, and the increases in accounts payable, accrued salaries and benefits and accrued liabilities of $6,747 and deferred revenue of $13,415, offset by the increases in net accounts receivable of $7,655 and prepaid expenses and other current assets of $4,570. Deferred income taxes decreased due to our deferred income tax assets being fully reserved through purchase accounting for the Lightspan acquisition. Accrued liabilities and deferred revenue increased as a result of the Lightspan acquisition. Deferred revenue, which is satisfied through delivery of products and services rather than cash, also increased due to increased sales of our services and subscription-based products. Accounts receivable increased due to the Lightspan acquisition along with the increase in revenues, offset by improvements in collection of outstanding balances. Prepaid expenses and other current assets increased due to the Lightspan acquisition.

Cash provided by operations, excluding changes in our working capital accounts, was $11,693 and $1,870 for the nine months ended July 31, 2004 and 2003, respectively.

During the nine months ended July 31, 2004, the cash provided by operations, excluding changes in our working capital accounts, of $11,693 and the net cash flow provided by financing activities of $1,553 increased our cash and cash equivalents and was used to fund the changes in our working capital accounts of $3,528 and the net cash used in our investing activities of $6,381. Changes in our working capital accounts were primarily due to increased prepaid expenses and other current assets, decreased accounts payable and accrued liabilities, partially offset by the increase in deferred revenue.

During the nine months ended July 31, 2003, the decrease in cash and cash equivalents of $3,474, the cash provided by operations, excluding changes in our working capital accounts, of $1,870 and the changes in our working capital accounts of $3,380 was used to fund the net cash used in our investing activities of $6,435 and financing activities of $2,306. Changes in our working capital accounts were primarily due to increased deferred revenue and accounts payable,

PLATO Learning, Inc. and Subsidiaries
Management’s Discussion and Analysis of Results of
Operations and Financial Condition
(Dollars in thousands)

and decreased prepaid expenses and other current assets, partially offset by increased accounts receivable and decreased accrued liabilities.

Net cash used in our investing activities was $6,381 for the nine months ended July 31, 2004 and $6,435 for the same period in 2003. In 2004, as compared to 2003, we had net cash provided from acquisitions of $2,460, we increased our capitalization of product development costs by $1,937 and we increased our capital expenditures by $338. Net cash provided from the Lightspan acquisition was $8,696 and net cash used for the New Media acquisition was $6,236. Net cash provided by our financing activities was $1,553 for the nine months ended July 31, 2004, as compared to net cash used of $2,306 for the same period in 2003. In 2004, we received $1,812 from the exercise of outstanding stock options and warrants and common stock issued under our employee stock purchase plan. We also repurchased shares of our common stock for $205. In 2003, we repurchased shares of our common stock for an aggregate cost of $2,161. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. Cumulatively, we have repurchased approximately 1,465,000 shares for an aggregate cost of approximately $13,700 under the repurchase plan and approximately $1,300 remains available for future repurchases, if any.

On June 10, 2004, we extended our revolving loan agreement with Wells Fargo Bank, N.A. through July 1, 2005. We have resources available under this revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At July 31, 2004, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended July 31, 2004.

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

We do not have any off-balance sheet arrangements as of July 31, 2004.

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

At July 31, 2004, we had no significant commitments for capital expenditures. With the NetSchools acquisition in 2002, additional cash consideration may be due of up to approximately $6,000, contingent on the NetSchools product and services revenues generated through October 2004. If earned, any additional consideration will be recorded as additional goodwill. As of July 31, 2004, no additional consideration has been earned.

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At July 31, 2004, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Any gains or losses from foreign currency transactions are included in the consolidated statements of operations. Approximately 3% of our total revenues were denominated in currencies other than the U.S. dollar for the nine months ended July 31, 2004. Our foreign subsidiaries are not a significant component of our business, and, as a result, risk relating to foreign currency fluctuation is considered minimal.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. CONTROLS AND PROCEDURES

As of July 31, 2004, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in our internal controls over financial reporting, or in other factors that could significantly affect internal controls, subsequent to the date of their evaluation during the most recent fiscal quarter.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

On June 30, 2004, we were notified by PricewaterhouseCoopers LLP (“PwC”) that its global captive insurer made an investment in our common stock in mid-October 2003. PwC became aware of the investment in June 2004, at which time its investment position was liquidated. As a result, PwC was not independent when it issued its opinion with respect to our consolidated financial statements as of, and for the year ended, October 31, 2003.

The Audit Committee of the Company has reviewed this matter in detail. The Audit Committee has considered the circumstances and effect of the loss of independence with respect to the audit of the fiscal year 2003 financial statements, the costs and other effects of engaging new independent auditors to re-audit the fiscal 2003 financial statements, and the fact that the Company is not aware of any impact on its fiscal 2003 financial statements from this lack of independence. The Audit Committee consulted with the outside legal counsel of the Company and the staff of the Securities and Exchange Commission in reaching its decision to not re-audit the fiscal 2003 financial statements and to continue the engagement of PwC as its independent auditors for fiscal 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

10.46	Form of Stock Option Agreements.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On May 27, 2004 we filed a Current Report on Form 8-K to announce our second quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 14, 2004.

PLATO LEARNING, INC.
By	/s/John Murray
Chairman, President and
Chief Executive Officer (principal executive officer)

/s/Gregory J. Melsen
Vice President, Finance and
Chief Financial Officer (principal financial officer)

/s/Laurence L. Betterley
Vice President, Finance and
Chief Accounting Officer (principal accounting officer)