Form 10-K
period 2004-10-31
PLATO LEARNING INC
filed 2005-01-14
CIK 893965

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

      The number of shares of the Registrant’s common stock, par value $.01, outstanding as of January 6, 2005 was 23,145,986 shares. The aggregate market value of common stock (based on the closing price on January 6, 2005) held by non-affiliates of the Registrant was approximately $176,380,000.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 3, 2005 (the “2005 Proxy Statement”) are incorporated by reference in Parts II and III.

PLATO LEARNING, INC.

Form 10-K
Fiscal Year Ended October 31, 2004

PART I

Item 1.	Business

Overview

      PLATO Learning, Inc. is a leading provider of computer and web-based instruction, curriculum planning and management, assessment, and related professional development and support services to K-12 schools. We also provide these products and services to two- and four-year colleges, job training programs, correctional institutions, military education programs, corporations, and individuals. We benefit from our respected 41-year heritage and proven track record of student achievement based on our award-winning instructional solutions. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) and Reading First federal legislation. We also offer online and onsite staff development, alignment, and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.

      We provide an effective complement or supplement to classroom instruction that helps close the achievement gap for all learners. Our curriculum courseware components, while fully sequenced and integrated with each other, can also be selected individually to meet the differing needs of schools and teachers. They are aligned to local, state, provincial and national performance standards. The PLATO learning system consists of curriculum and instructional management tools, assessment, alignment and correlation tools, mastery-based courseware and related professional services, and is designed to help schools meet the mandates of federal and state accountability legislation, special programs such as Title I and special education, and other programs and learning environments.

      Our extensive, research-based courseware library includes over 6,000 hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, social studies, and work skills. Our web-based assessment and alignment tools ensure that curriculum is aligned to local, state, provincial and national standards. Educators are able to identify each individual student’s instructional needs and prescribe a personalized learning program using PLATO® courseware, educational web sites, and the school’s own textbooks and other instructional materials. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents, students, teachers, and administrators in the learning process.

      We operate our principal business in one industry segment, which is the development and marketing of educational software and related services.

Recent Developments

      In November 2003, we acquired Lightspan, Inc. (“Lightspan”) following approval by our shareholders and the shareholders of Lightspan. Lightspan is a provider of curriculum-based educational software and online assessment products and services that increase student achievement and enhance teacher professional development. These products are used in schools and homes and align with all key federal reform initiatives, offering school districts a comprehensive achievement and accountability system to assess, align, instruct and evaluate. This acquisition strengthens our product offerings in the K-8 and post-secondary markets and enhances our ability to provide comprehensive solutions to K-12 and adult learning institutions.

      In December 2003, we acquired New Media (Holdings) Limited (“New Media”), a United Kingdom (“U.K.”) based publisher of curriculum-focused software primarily for teaching secondary school science and mathematics. New Media’s products are used in U.K. schools and are sold worldwide. New Media also provides in-service training for secondary school science and mathematics teachers and develops educational software and training programs under contract to the U.K. Education Department. This acquisition enhances our secondary science offering, provides a science simulation development capability that we did not previously have, and will allow us to introduce New Media’s products to markets in the United States for the first time. An expanded science offering is critical to our customers who must prepare to comply with more stringent science requirements under the provisions of NCLB in 2008.

      In January 2004, we announced that we had signed a Letter of Agreement with the Idaho Department of Education valued at $16.8 million over ten years. This agreement, which is subject to state funding out clauses, final contract, and integration of PLATO Learning software with a student information management system, represents the first time a student information system and a curriculum management system will be fully integrated and delivered across the Internet, providing consistent information management and reporting for schools, districts, and the state as mandated by NCLB. While this agreement represents a major project for us with significant milestones that must be met, it reconfirms the importance of our 2002 NetSchools acquisition and our continued development of the PLATO® Orion Standards & Curriculum Integrator product, which forms the foundation for the curriculum management system in Idaho. In a recent development, the Albertson Foundation issued a press release stating that the Idaho Student Information Management System project is under review due to the increasing costs of that project. It is too early to know what, if any, impact this will have on our portion of the project.

Market

      Based on the most recent market data from Simba Information, we estimate that the current U.S. market for K-12 courseware products is approximately $1.63 billion dollars annually and that school districts will spend over $600 million on assessments for the classroom in 2004. We anticipate that growth in this market will continue over the next few years as a result of the increasing emphasis on quality of education at local, state, provincial, and national levels and the increase in assessment requirements for grades 3-8. Schools and school districts are increasingly being held accountable for the academic achievement of their students, which is frequently measured by standardized tests. Furthermore, the NCLB legislation, enacted in January 2002, is an education reform plan that is heavily focused on assessment and accountability standards, as well as teacher quality and early reading skills.

      Over the last five years, federal programs have allocated over $7.5 billion dollars to schools to create state-of-the-art technology infrastructures for the 21st century. The resulting growth in the number of computers, Internet connections, and telecommunications systems in schools has created the technological infrastructure necessary to implement sophisticated courseware and web-based applications. Increasingly, our customers are turning to computer-aided and web-based methods of instruction as a complement or supplement to their instructor-led programs due to the flexibility, cost-efficiency and demonstrated effectiveness of e-learning products.

      Historically we have provided products and services primarily to the secondary school (middle and high school) segment of K-12, which represents approximately thirty-five percent of the K-12 market, and to the adult education markets. With the acquisitions of Wasatch Interactive Learning Corporation (“Wasatch”) (April 2001), LearningElements (August 2002) and Lightspan (November 2003), we now offer courseware to the elementary school market, which represents the remaining approximate sixty-five percent of the K-12 market. In addition, with the acquisitions of TeachMaster Technologies, Inc. (September 2001) and NetSchools Corporation (May 2002), we now specialize in cross-platform standards-based curriculum management and accountability and assessment solutions for K-12.

Products

      Customers use our products to:

•	ensure that NCLB requirements for “adequate yearly progress” are met;

•	support administrator needs for curriculum aligned to local, state, provincial, and national standards;

•	assess and identify individual student instructional needs;

•	prescribe a personalized course of instruction;

•	develop foundational reading skills for emerging readers;

•	complement instructor-led education and focus on difficult subject matter;

•	supplement classroom learning and provide additional instruction and practice;

•	monitor and report on student learning progress in relation to local, state, provincial, and national academic standards;

•	prepare students for standards-based and high-stakes state examinations;

•	help teachers align instructional time to standards and guide instructional decisions;

•	develop teacher skills and abilities to teach to standards to increase classroom effectiveness;

•	assist learners in community, technical, and four-year colleges in meeting their college-level reading, mathematics, and writing skills;

•	prepare adult students to complete high-school graduation and GED requirements;

•	support adult learners in job training programs and workplace training;

•	provide support for skill development in youth and adult correctional education programs; and,

•	provide supplemental educational services to schools receiving additional federal funding to raise achievement levels.

PLATO® Instructional Solutions

      With its wide scope and coverage, PLATO Learning courseware is appropriate in context and learning style for learners on grade level, as well as learners in remedial or gifted and talented programs. Our courseware employs sophisticated interactive simulations, online coaching, and advanced multimedia and graphics to create an engaging and exciting learning environment that fosters critical-thinking skills. The research-based instructional strategy, design, and modular structure of the courseware allow educators to provide personalized instruction to meet both individual student needs and specific program objectives.

      Our instructional courseware solutions are pre-aligned to over 350 state, provincial, federal, and international standards. PLATO Learning courseware is designed to be effective in a variety of settings, including general and alternative education programs, virtual school settings, gifted and talented programs, mandated state test preparation, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation, workplace training, and military basic skills programs. Whether used for distance learning, as a complement or supplement to traditional instructor-led programs, or as an advanced course offering, our instructional solutions are intended to motivate and engage students with a wide range of skills and abilities.

      Our courseware is recognized for its academic content, instructional integrity, innovative instructional design and ability to captivate and motivate students. As in past years, leading industry associations and publications recognized our products in several categories:

•	EDDIE Award, ComputEd Gazette, Best Language Arts Web Site — PLATO® Writing Process and Practice

•	EDDIE Award, ComputEd Gazette, Best Science Web Site — PLATO® Life Science

•	Awards Portfolio, Media & Methods Magazine, Social Studies — WorldView® American History I & II

•	Awards Portfolio, Media & Methods Magazine, English & Language Arts — PLATO® Writing Process and Practice

•	Instructor’s Best of 2004 Product Review, Scholastic Instructor Magazine, PLATO® Focus Reading and Language Program

•	Codie Award Finalist, Software & Information Industry Association, Best Secondary Education Instructional Solution — HEC Reading Horizons

•	eSchool News Readers’ Choice Award for Supplemental Educational Service Providers

      We regularly update our courseware library and continually develop new products to extend and enhance our product offerings. The majority of our products have been developed or updated within the last five years. In 2004, we introduced several new products and initiatives, including PLATO® Essential and Fundamental Writing Process and Practice, the third and fourth in our series of secondary education writing products, and PLATO® Physical Science, the second in our series of science products designed for middle school learners. In addition, we introduced PLATO® Achieve Now K-3 Reading, a classroom program designed to build early reading skills. We also updated our core mathematics and reading products, as well as our delivery platforms.

PLATO Learning Curriculum Management and Delivery Options

      The PLATO® Pathways Learning Management System and the PLATO® Web Learning Network provide curriculum management infrastructure in LAN/WAN/standalone and web-based environments, respectively. PLATO Pathways is an easy-to-use software program and versatile educational tool that integrates assessment, instruction, and management. Updated in 2003, this instructional management system diagnoses strengths and weaknesses and adaptively prescribes individualized menus ensuring targeted, personalized instruction keyed to program goals. The PLATO Web Learning Network offers the same targeted, personalized instruction keyed to program goals, as well as high-quality instructional content and essential student management services as an Application Service Provider (“ASP”) product over the Internet.

      PLATO Learning software is configured for computers using Microsoft®, Apple® Macintosh®, and Linux® operating systems. There are multiple ways in which our software can be delivered, including:

•	Internet delivery. The PLATO Learning system, including courseware and management capabilities, is available in an ASP web-delivered model called the PLATO Web Learning Network. Customers can free up technical and hardware replacement budgets by eliminating the need to fund local area networks at every location and gain added purchasing flexibility to provide more students with the opportunity to achieve academic success using PLATO Learning courseware. Customers with the technical expertise may host the system locally. By using the Internet, learners and teachers are able to access their PLATO Learning courseware and records anytime, anywhere.

•	Client-hosted intranet delivery. All the features and functionality of our internet product hosted on a customer’s local intranet.

•	Local Area Networks (LAN). With a LAN configuration, all courseware, management software, student records and files are centralized. Any student at any learning station can access courseware. The Company offers LAN configurations utilizing Microsoft® Windows® NT/2000 or Novell® NetWare® servers.

•	CD-ROM or Desktop Launch. PLATO Learning courseware can be delivered directly on a computer workstation with or without a management system. Individual student sign-on, bookmarking, record keeping, and reporting are available.

PLATO Learning Alignment and Correlation Services

      PLATO® Correlation Services provides alignment and correlation of assessments, textbooks, and other resources, such as web sites and software, to local, state, provincial, and national standards. Curriculum alignment is the process of assuring that curriculum standards and benchmarks, instruction, assessment, and reporting are all closely related. This is often a complex task and a difficult challenge. Early research by M. David Merrill and his students (Merrill, et. al., 1979) demonstrated that more than fifty percent of the variation in achievement is directly related to errors in alignment. Alignment of objectives, instruction, and assessment is central to the success of any standards-based effort to improve teaching and learning. Each member of our Correlations Services team correlates textbooks, web sites, and other instructional resources to standards and assessments in their area of curriculum expertise, down to the most detailed level of the standard being addressed. We believe this in-depth approach distinguishes the correlations program from those of our competitors.

PLATO® Accountability Solutions and PLATO® Assessment Solutions

      PLATO Accountability Solutions and PLATO Assessment Solutions, sold on an annual subscription basis, are aligned to state, provincial, and national performance standards and consist of PLATO® Orion Curriculum & Standards Integrator, PLATO® Polaris Standards & Curriculum Planner, PLATO® Link Assessment Program, PLATO® eduTest Assessment, and PLATO® State Standards Toolkit. They are designed to provide interactive, individualized, standards-based instruction in a broad range of subject areas and contain a suite of web-based tools designed to address the growing importance of standards-based instruction and assessment, as well as provide educators with a variety of options to meet differing needs. Research shows that student achievement improves when teachers are confident that instruction is aligned with standards, and this suite of products can help reduce the achievement gap for all learners.

      PLATO Orion is a curriculum management system that provides administrators and teachers tools to manage curriculum from the state, provincial, or district level to the local building. The product contains a powerful engine that allows educators to correlate their onsite instructional resources, including textbooks and software, to state standards and with the PLATO Orion database of over 10,000 teacher-screened educational web sites. This database effectively reduces the time educators need to search the Internet for appropriate instructional resources and allows educators to refine their search based on 19 different criteria, including grade level, learning modality, and level of interactivity. In addition, many textbook publishers have recently adopted our PLATO Orion product for correlations.

      PLATO eduTest Assessment is a comprehensive online assessment solution for grades K-8 that quickly identifies strengths and needs for students, classrooms, schools, or the entire school district and guides instructional decisions to improve student achievement over time. Teachers use our Strengths & Needs reports to understand exactly how individual students and the class as a whole performed against each state standard. This allows teachers to customize individual and/or group learning by targeting instruction where it is needed most. PLATO eduTest Assessment also provides an item and test authoring web tool that allows a school district to edit our assessments or create their own to satisfy additional needs in specific subjects, grades, and languages.

      PLATO Accountability Solutions and PLATO Assessment Solutions analyze student performance with formative and diagnostic assessments correlated to standards and suggest options for remediation with personalized learning plans derived from activities based on a school’s textbooks and other resources, the PLATO Orion database of web sites and PLATO Learning courseware. Local and state performance indicators are incorporated into daily lessons, and student assignments are made based on those indicators using lesson plans and templates. These products help educators tailor their curriculum to the needs of each individual student and address the requirements of local, state, provincial, and federal accountability legislation, as well as programs such as Title I and special education. They also address the challenging issues of data-driven decision making and continuous school improvement planning identified in the NCLB legislation. To help educators and parents keep effective records of student progress, the system creates reports for every student, which can be viewed online by both parents and students. In addition, educators can view individual student reports and class performance data, while administrators can view data by class, school, or district.

      PLATO Orion is an ASP web-delivered model and involves all members of the learning community: students, teachers, administrators, and parents. The PLATO Polaris option may be an ASP or client-hosted solution and functions as a customizable tool to help classroom teachers adjust their daily teaching in accordance with standards requirements. PLATO Link provides state standards practice tests and skills assessments with immediate scoring and links to PLATO® Instructional Solutions designed to help students improve in areas of weakness. There are also assessment solutions for GED preparation and for teacher and paraprofessional certification. PLATO eduTest provides classroom benchmark and formative assessment via a web-delivered platform.

PLATO® Professional Services

      PLATO Professional Services ensure that customers receive the consultation, training, and services needed to successfully implement their PLATO Learning system. Our highly skilled consultants work with schools to develop customized staff development plans that are tied to standards and/or a school’s unique accountability and assessment needs. To help schools meet their accountability mandates and the goals of their school improvement plans, we offer services in three areas:

•	PLATO® Performance Essentials, for immediate in-service needs;

•	PLATO® Consulting Partnerships, focused on long-term systemic change; and,

•	PLATO® Correlation Services, to provide correlation of assessments, textbooks, and other instructional resources, such as web sites and software, to standards.

      We offer flexible delivery of these services. Schools are offered a choice of schedules so that staff development can take place at times convenient to them throughout the school year and throughout the school day, after school and during planning time, for large or small groups, and one-on-one. Schools are able to minimize the expense and inconvenience of bringing in substitute teachers while their staff attends in-service training. The PLATO Professional Service model is built on the recommended staff development standards of the National Staff Development Council.

      Each member of our Correlations Services team correlates textbooks, web sites, and other resources to state standards and assessments in their area of curriculum expertise, down to the most detailed level of the standard being addressed. We believe this in-depth approach distinguishes our correlations program from those of our competitors.

PLATO® Support Services

      Our field engineers and technicians provide onsite implementation and specialized technical consulting to those customers who desire to supplement their technical staff. Our customers can access our product specialists and software analysts to answer questions or solve problems with their PLATO Learning software. Support is available via a toll-free telephone number, e-mail, the PLATO Support web site, and a PLATO Support CD-ROM. Through PLATO Support Services customers also receive updates and enhancements to their PLATO Learning software.

      Our customer support group provides a full range of support services to ensure customer satisfaction. Full-time professionals, with general technical expertise and extensive operational knowledge of our products, provide pre-sale technical consultation and support to our field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals consult and coordinate with the customer, account manager, and installation team regarding site preparation and system installation. They also confirm full customer acceptance and monitor customer satisfaction and support requirements.

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

      All manufacturers’ warranties are passed through to our customers. After the warranty periods are over, we offer maintenance contracts through third-party service providers. We contract with outside vendors to provide for hardware installation and maintenance services for our customers. In addition, we distribute a limited amount of third-party courseware and also purchase off-the-shelf software and hardware products from Novell®, Microsoft®, Dell®, Sony®, and other vendors.

Strategy

      Our strategy is to provide a broad range of interactive, multimedia, self-paced educational courseware tied to standards, delivered on computer networks, personal computers, and over the Internet, to address the needs of learners of all ages throughout their lifetimes. Critical elements of our strategy include:

•	working closely with customers to design products that meet specific instructional needs and applicable academic standards using the design and structural advantages inherent in our proprietary software;

•	expanding sales of courseware and services, including subscription-based products, that generate higher profit margins and greater growth opportunities;

•	building the PLATO Learning brand to promote the attributes of heritage, ingenuity, and passionate commitment to education;

•	expanding our accountability and assessment product line to capitalize on the increased emphasis on accountability and standardized testing;

•	building our products to claim a leadership position in the elementary school market;

•	targeting NCLB, Reading First, Title I, and special education funds that are highly appropriate for our products and services;

•	pursuing large grant and request for proposal opportunities;

•	leveraging the Internet to include parents, students, teachers, and administrators in the learning process;

•	working with influential educational associations on mutually beneficial initiatives; and,

•	addressing the needs for learner preparation to meet college-level standards and for GED and employability skills development in adult education and job training.

Sales and Marketing

      Our sales and marketing efforts are designed to expand market share in our core markets and reinforce our reputation for product quality, service, and customer satisfaction. We target potentially large and growing market segments to which existing and future products and services can be sold through a variety of distribution networks and channels.

      We use a combination of direct sales, inside sales, and strategic sales resources, distributors, and a reseller network using e-commerce, catalogs, and a comprehensive Internet web site (www.plato.com).

      In 2002, in response to the growing importance of state and federal funding sources resulting from the NCLB legislation, we began to pursue large funding grants and request for proposal opportunities. In 2003 and 2004, we had several significant wins including the renewal of our agreement with the U.S. Department of Navy to provide educational services, the Idaho Department of Education to provide instructional management tools for their ISIMS project (see previous discussion of this project under “Recent Developments”), the Idaho Department of Education to provide comprehensive K-12 curriculum, and Salt Lake City (Utah) to provide assessment, accountability, and instructional solutions.

Competition

      In all of our markets, we compete primarily against more traditional methods of education and training, principally live classroom instruction. Within the e-learning market, we compete most directly with other learning system providers, including divisions within Pearson plc, McGraw-Hill McMillan, and WRC Media, and with Riverdeep Group plc and Renaissance Learning. Generally, WRC Media’s Compass Learning

competes in the elementary market and McGraw-Hill McMillan in the adult and college markets. Pearson Digital and Riverdeep each offer a K-12 line of products. In the post-secondary education and training markets there are many regional and specialized competitors. We also compete with companies providing single-title retail products, software publishers, and Internet content and service providers.

      We compete primarily on the basis of the breadth, depth, and recognized quality of our courseware and services, as well as our ability to deliver flexible, timely, cost-effective, and customized solutions to the education and training needs of our customers. Our stability, longevity, record of student improvement, and new product development also differentiate us from the competition. Based on our experience, we believe that these are some of the key factors that buyers use in evaluating competitive offerings.

Product Development

      Our product development group develops, enhances, and maintains the courseware, learning management software, and delivery system platforms. We employ a rigorous multi-phased product development methodology and process management system. Based on classical instructional design concepts and models, as well as systems development management techniques, our product development methodology has been constructed to specifically address the creation of individualized, student-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication, and other related technologies. Our rigorous instructional design and software development methodology assures the instructional effectiveness and content integrity of the resulting product. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all courseware. Our innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.

      Central to the product development process are the following proprietary software tools:

•	PLATO® Pathways Learning Management System — the PLATO Learning instructional management system designed for system control, tracking, and reporting of student performance, and administration on standalone and network systems;

•	Micro PLATO Authoring System (MPAS) — tools for the enhancement and maintenance of part of our courseware library;

•	PLATO Curriculum Design, Development and Delivery (PCD3) System — tools for the enhancement and maintenance of part of our courseware library;

•	WinPLATO — a software framework for authoring and delivering Windows® courseware;

•	WebPLATO — a software framework for authoring and delivering web-based courseware;

•	PLATO® Web Learning Network — a web-based application development framework for creating and delivering web pages for instructional management, student record keeping, courseware delivery, access control, and site monitoring;

•	PLATO® Orion development framework — a web-based application development framework for creating and delivering web pages for standards-based learning management, resource correlation, curriculum and instructional planning, student record keeping and reporting, course creation, content delivery, access control, and site monitoring; and,

•	PLATO® Curriculum Editor — a correlation engine based on the PLATO Learning Index and sophisticated web-based tools to support correlations and standards management.

Proprietary Rights

      We regard our courseware as proprietary and protect it primarily under a combination of the laws of copyrights, trademarks, patents, and trade secrets. We also utilize license and distribution agreements, employee and third-party non-disclosure agreements, and other methods to protect our proprietary rights. We regard many of our intellectual property rights as important to our business. We enforce our intellectual property rights when we become aware of any infringements or potential infringements.

      We own and maintain numerous federal registrations of various trademarks and service marks, including, but not limited to, the PLATO, CyberEd, NetSchools, TeachMaster Technologies, Lightspan, Academic Systems, eduTest, and Achieve Now marks in the United States and in other countries that are important to our business. We have not applied for trademark registrations at the state level and rely on our federal registrations and common-law rights to protect our trademarks, service marks, trade names, domain names, and trade dress.

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

      Our courseware also contains certain copyrighted material that we have lawfully acquired pursuant to a perpetual, exclusive license from CyberEd, Wasatch, TeachMaster, NetSchools, LearningElements, Lightspan, Academic Systems, and New Media. In addition, we license a limited amount of software from third-party developers to incorporate into our courseware and software products.

      We do not include any technological mechanisms to prevent or inhibit unauthorized copying of our software products but generally require the execution of a written license agreement, which restricts use and copying of our courseware and software products.

Backlog

      Our deferred revenue was approximately $51.6 million and $26.6 million at October 31, 2004 and 2003, respectively. At October 31, 2004, approximately $8.5 million of deferred revenue is expected to be recognized subsequent to fiscal year 2005. Deferred revenue excludes amounts that we expect to earn in the future from the U.S. Department of Navy contract (approximately $13.5 million) and Idaho Department of Education contract (approximately $15.3 million) mentioned earlier. In a recent development, the Albertson Foundation issued a press release stating that the Idaho Student Information Management System project is under review due to the increasing costs of that project. It is too early to know what, if any, impact this will have on our portion of the project. In addition, at October 31, 2004, we have orders for approximately $5.6 million of products and services from multiple customers that have not met various revenue recognition criteria and for which we are not yet able to bill customers. No assurances exist regarding when or if revenue will be recorded or customers will be billed for these products or services. All contracts and agreements are subject to the delivery of products and services, collection, and other conditions.

Seasonality

      Our quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions, client spending patterns, budget cycles and fiscal year ends, and promotional programs. We historically have experienced our lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Employees

      As of December 31, 2004, we had 787 full-time employees, including 289 in sales and marketing, 238 in operations, and 134 in product development. We have never experienced a work stoppage as a result of a labor dispute, and none of our employees are represented by a labor organization.

Non-Audit Services Performed by Independent Auditors

      Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Annual Report on Form 10-K, our Audit Committee pre-approved non-audit services, consisting primarily of tax planning and compliance services and services rendered in connection with registration statements, acquisitions, and employee benefit plans, which subsequently were or are being performed by PricewaterhouseCoopers LLP.

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

Forward-Looking Statements

      Any statements in this Annual Report on Form 10-K about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook.” Accordingly, these statements involve estimates, assumptions, and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this document. Among the key factors that have a direct bearing on our results of operations are:

•	general economic and business conditions; the existence or absence of adverse publicity; changes in marketing and technology; changes in political, social, and economic conditions;

•	competition in the computer-based education and training industry; general risks of the computer-based education and training industry;

•	success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;

•	dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

•	ability to integrate effectively the technology, operations, and personnel of our acquisitions in a timely and efficient manner;

•	ability to retain and hire key executives, technical personnel, and other employees;

•	ability to manage growth and the difficulty of successfully managing a larger, more geographically dispersed organization;

•	ability to manage successfully changing relationships with customers, suppliers, value-added resellers, and strategic partners; and,

•	ability of our customers to accept new product offerings.

      These factors and the risk factors referred to below could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RISK FACTORS

Risks Relating to Our Business and Operations

Changes in funding for public school systems could reduce our revenues and impede the growth of our business.

      We derive a substantial portion of our revenues from public school funding, which is heavily dependent on support from federal, state, and local governments. Government budget deficits may adversely affect the availability of this funding. In addition, the government appropriations process is often slow, unpredictable, and subject to factors outside of our control. Curtailments, delays, or reductions in the funding of schools or colleges, for example a reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act, could delay or reduce our revenues, in part because schools may not have sufficient capital to purchase our products or services. Funding difficulties experienced by schools or colleges could also cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers. The growth of our business depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems could slow this type of investment.

We may not be able to achieve profitability in the future.

      We have been profitable from 1997 to 2001. In 2002, 2003, and 2004, we incurred net losses and we may not be able to achieve profitability in the future. Future revenues and profits, if any, will depend upon various factors, including continued market acceptance of our combined products and services. We expect to continue to incur significant costs and expenses associated with the operation and development of an expanding business. These costs and expenses include, but are not limited to, sales and marketing, personnel, and product development and enhancement. As a result of these expenses, we will need to generate significant revenues to sustain our profitability.

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

      We expect to continue to generate a substantial portion of our revenues from curriculum-based educational software products and will need to increase these revenues in order to more effectively grow other areas of our business. Revenues from licenses will depend principally on broadening market acceptance of that software, which may not occur due to a number of factors, including:

•	teacher, parent, and student preferences for interactive educational technology are subject to changes in popular entertainment and educational theory;

•	some teachers may be reluctant to use interactive educational technology to supplement their customary teaching practices;

•	we may be unable to continue to demonstrate improvements in academic performance at schools or colleges that use our educational software; and,

•	our failure to detect bugs in our software could result in product failures or poor product performance.

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

      To achieve our operating goals and objectives, we will need to derive an increasing portion of our revenues from our fee-based online subscription business. Our ability to increase revenues from our fee-based online subscription business depends on:

•	our ability to increase the subscriber base of our fee-based online subscription products while maintaining a subscription fee; and,

•	the accessibility and ease of use of our web sites.

      The future success of our fee-based online subscription business is highly dependent on an increase in the number of users who are willing to subscribe to our subscription products. The number of users willing to pay for online educational products may not continue to increase. If the market for subscription-based online educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective, our operating results and financial condition may be materially and adversely affected.

      If we are unable to substantially increase our revenues from our online subscription businesses, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, or we may never become profitable.

Fluctuations in our quarterly results may adversely affect the implementation of our strategy.

      Our revenues and profitability may fluctuate as a result of many factors, including the size, timing, and product mix of orders and the capital and operating spending patterns of our customers. We sell our courseware directly to school districts and other clients. The timing of our revenues is difficult to forecast because our sales cycle is relatively long and our services are affected by the financial conditions and management decisions of our clients, as well as general economic conditions.

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

      Our industry is intensely competitive, rapidly evolving, and subject to technological change. Demand for particular courseware products, systems hardware, and services may be adversely affected by the increasing number of competitive products from which a prospective customer may choose. We compete primarily against other organizations offering educational and training software and services. Our competitors include several large companies with substantially greater financial, technical, and marketing resources than ours. We compete with comprehensive curriculum software publishers, companies providing single-title retail products, Internet content and service providers, and computer hardware companies. Existing competitors may broaden their product lines and potential competitors may enter the market and/or increase their focus on e-learning, resulting in greater competition for us. Increased competition in our industry could result in price reductions, reduced operating margins, or loss of market share, which could seriously harm our business, cash flows, and operating results.

Failure to retain our key executives or attract and retain qualified technical personnel could harm our business and operating results.

      The loss of one or more of our executive officers or other key personnel could inhibit the development of our business and, accordingly, harm our business and operating results. Qualified personnel are in great demand in our industry. Our future success depends in large part on the continued service of our key technical, marketing, and sales personnel and on our ability to continue to attract, motivate, and retain highly qualified employees. Our key employees may terminate their employment with us at any time. There is competition within the industry for such employees, and the process of locating key technical and management personnel with suitable skills may be difficult.

We rely on statistical studies to demonstrate the effectiveness of our products.

      We rely heavily on statistical studies to demonstrate that our curriculum-based educational software improves student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

•	the limited sample sizes used in our studies may yield results that are not representative of the general population of students who use our products;

•	the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants, and inaccurate or incomplete responses could distort results;

•	schools studying the effectiveness of our products apply different methodologies and data collection techniques, making results difficult to aggregate and compare;

•	we facilitate the collection and analysis of data for some of these studies; and,

•	we select and pay researchers to aggregate and present the results of some of these studies and, in some cases, to conduct the studies.

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

      We may encounter difficulties responding to technological changes that could delay our introduction of products and services or other existing products and services. Our industry is characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will depend, to a significant extent, on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

Our business may not succeed without the continued development and maintenance of the Internet.

      Without the continued development and maintenance of the Internet infrastructure, we could fail to generate the revenues necessary for our fee-based online subscription business to succeed. In addition, some of our curriculum content is very media-rich and is not currently delivered over the Internet due to bandwidth and other limitations. The continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity, and security, as well as timely development of complementary products for providing reliable Internet access and services. Because the online exchange of information and global commerce on the Internet is new and evolving, we cannot predict whether the Internet will prove to be an effective vehicle for delivering commercial content or will provide a viable marketplace for electronic commerce in the long term.

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

      We believe that maintaining and enhancing the value of the PLATO Learning brand is critical to attracting purchasers for our curriculum-based educational software and subscribers and users of our fee-based online subscription businesses. Our success in maintaining brand awareness will depend on our ability to continuously provide educational technology that students enjoy using and teachers and parents consider beneficial to the learning process. We cannot assure you that we will be successful in maintaining our brand equity. In addition, to attract and retain subscribers and users and to promote and maintain the PLATO Learning brand, we have spent and may need to continue spending significant resources on a brand-enhancement strategy, which includes promotional programs and efforts by our field sales team and professional development staffs. Revenues from these activities may not be sufficient to offset associated costs.

Claims relating to data collection from our user base and content available on or accessible from our web sites may subject us to liabilities and additional expense.

      We currently utilize the names of teachers and students who are registering for our online subscription products for purposes of accessing our web sites, and may in the future collect other personal information relating to students, teachers, and parents. We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has enacted regulations governing collection of personal information from children under the age of thirteen and is expected to issue and enforce additional regulations in this area. We could also be subject to liability based on claims relating to content that is published on our web sites or that is accessible from our network through links to other web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

      We may not be able to raise capital in the future to meet our liquidity needs and finance our operations and future growth. We believe that our existing cash resources, the amounts available under our credit facility, and cash generated from our operations will be sufficient to satisfy our operating cash needs for the foreseeable future. Any future decreases in our operating profit, cash flow, or stockholders’ equity may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain adequate liquidity to support our operations or maintain our future growth.

Misuse or misappropriation of our proprietary rights could adversely affect our results of operations.

      Our success depends in part on our intellectual property rights to the products and services that we develop. We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We own the federal registration of the PLATO and CyberEd trademarks. Certain product trademarks, including “NetSchools Orion” were acquired from the NetSchools transaction. Certain product trademarks, including “Focus” and “Ready to Focus” were acquired from the LearningElements transaction. Certain product trademarks, including “eduTest Assessment” and “Achieve Now” were acquired from the Lightspan transaction.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. We were not subject to these requirements for the fiscal year ended October 31, 2004. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

      Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 within the prescribed period, beginning on our next fiscal year, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent auditors’, conclusions as of October 31, 2005 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent auditors will be able to conclude at or around October 31, 2005 that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Risks Relating to Ownership of Our Common Stock

The trading price of our common stock may be volatile and could decline.

      The market price for our common stock is volatile and may decline in the future for a variety of reasons, including:

•	quarterly variations in our operating results;

•	changes in earnings estimates by analysts;

•	announcements of new contracts or service offerings by us or our competitors;

•	disputes or other developments concerning proprietary rights, including patents and litigation matters and our ability to patent our technologies;

•	departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; or,

•	general market conditions.

      In particular, the realization of any of the risks described in these “Risk Factors” could have a dramatic and materially adverse impact on the market price of our common stock. In addition, the stock market and the NASDAQ National Market in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies in recent years. These fluctuations may continue to occur and disproportionately impact our stock price. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows, or results of operations.

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

      PLATO Learning and Lightspan entered into the merger agreement with the expectation that the merger will result in benefits to the combined company arising out of the combination of sales and marketing leadership, general and administration functions and facilities plus the elimination of costs relating to Lightspan’s status as a public reporting company. To fully realize any benefits from the merger, we will face the following post-merger challenges:

•	cost savings and synergies from the merger may not be retained;

•	the complementary competencies of Lightspan’s early elementary school, assessment, and community college products may not be successfully integrated with PLATO Learning’s portfolio of elementary, secondary, and community college products;

•	the management and employees of each company, particularly the sales force may not be retained and assimilated as expected;

•	new products that utilize the assets and resources of both companies may not be developed;

•	existing customers, strategic partners, and suppliers of each company may not be retained; and,

•	uniform standards, controls, procedures, policies, and information systems between the two companies may not be successfully developed or maintained.

      If we are not successful in addressing these and other challenges, then the benefits of the merger may not be fully realized and, as a result, our operating results and the market price of our common stock may be adversely affected. These challenges, if not successfully met, could result in possible unanticipated costs, diversion of management attention, and loss of personnel.

If the costs associated with the Lightspan merger exceed the benefits, we may experience adverse financial results, including increased losses.

      We incurred significant transaction costs and integration expenses as a result of the merger. If the benefits of the merger do not exceed the costs associated with the merger, including the dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results could be adversely affected, including increased losses.

Item 2.	Properties

      We lease all of our facilities, including our corporate headquarters in Bloomington, Minnesota. We have sales offices throughout the United States and in the United Kingdom and Canada. Our leased facilities are adequate to meet our current and expected business requirements.

Item 3.	Legal Proceedings

      Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The

complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) have filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. The court has not yet ruled on the motion to dismiss.

      Although we believe the lawsuit against Lightspan, Inc. is without merit and we intend to contest it vigorously, we can give no assurance as to its outcome. An unfavorable outcome could have a material adverse effect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Our common stock has traded publicly on the NASDAQ National Market under the symbol “TUTR” since December 23, 1992. The quarterly range of high and low prices per share of our common stock on the NASDAQ National Market was as follows:

	2004		2003

Quarter	High	Low	High	Low

First	$13.29	$9.00	$7.83	$5.50
Second	13.50	9.01	5.88	3.36
Third	11.45	8.24	6.63	4.08
Fourth	9.39	6.67	10.81	5.10

Holders

      There were approximately 5,400 stockholders of record as of January 6, 2005 (includes individual participants in security position listings).

Dividends

      We have not declared or paid cash dividends on our common stock in fiscal year 2004 or fiscal year 2003. Our ability to declare and pay dividends is restricted as defined by our revolving loan agreement. While future cash dividend payments are at the discretion of our Board of Directors, we are growth-oriented and have no present intention to pay a cash dividend on our common stock.

Repurchases

      We did not repurchase any shares of our common stock during our fourth quarter ended October 31, 2004.

      Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15 million of our common stock in the open market and in privately negotiated transactions. During 2004, as part of the plan, we repurchased a total of 20,000 shares of our common stock at an average price per share of $10.27. The approximate dollar value of shares that may yet be repurchased under the plan is $1.3 million. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital.

Item 6.	Selected Financial Data

	2004(1)	2003	2002	2001(2)	2000

	(In thousands, except per share amounts)
For the year ended October 31:
Revenues	$141,801	$82,192	$74,391	$70,107	$56,123
Gross profit	91,248	54,011	53,028	54,611	42,966
Operating expenses:
Sales and marketing	61,586	39,438	37,335	34,927	25,628
General and administrative	19,469	13,182	12,422	7,948	7,042
Product development	5,973	2,267	3,405	1,472	1,025
Amortization of intangibles and goodwill	4,308	587	603	2,101	144
Restructuring and other charges	—	802	360	1,260	—
Operating profit (loss)	(88)	(2,265)	(1,097)	6,903	9,127
Interest income	432	317	851	817	12
Interest expense	(122)	(104)	(131)	(585)	(971)
Income tax expense (benefit)	2,030	(441)	600	3,505	3,096
Net earnings (loss)(3)	(1,828)	(1,667)	(1,141)	3,505	4,842
Basic earnings (loss) per share(3)	(0.08)	(0.10)	(0.07)	0.26	0.47
Diluted earnings (loss) per share(3)	(0.08)	(0.10)	(0.07)	0.24	0.45
Cash dividends per share	—	—	—	—	—
At October 31:
Cash and cash equivalents	29,235	23,834	30,390	61,568	6,415
Marketable securities	16,223	3,862	—	—	—
Accounts receivable, net	41,852	39,176	33,034	28,739	21,829
Total assets	232,705	149,962	147,583	131,911	46,590
Revolving loan	—	—	—	—	—
Long-term debt, excluding current portion	42	308	567	720	—
Deferred revenue	51,575	26,564	18,837	10,333	6,267
Total liabilities	73,255	40,030	34,000	22,012	14,745
Stockholders’ equity	159,450	109,932	113,583	109,899	31,845

(1)	In 2004, we acquired Lightspan, Inc. See Note 3 to Consolidated Financial Statements.

(2)	In 2001, we completed a secondary public stock offering resulting in net proceeds of approximately $55,000.

(3)	Net earnings and basic and diluted earnings per share for 2001 and 2000, assuming we had adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and excluded goodwill amortization, would have been $4,362, $0.33 and $0.30, and $4,898, $0.48 and $0.45, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide computer-based and e-learning instruction software and related services for kindergarten through adult learners, offering curricula in reading, writing, math, science, social studies, and life and job skills. We also offer online assessment and accountability solutions and standards-based professional development services. With over 6,000 hours of objective-based, problem-solving courseware, plus assessment, alignment, and curriculum management tools, we create standards-based curricula that facilitate learning and school improvement.

      PLATO educational software is delivered via networks, CD-ROM, the Internet, and private intranets. We market our software products and related services primarily to K-12 schools and colleges. We also sell to job training programs, correctional institutions, military education programs, corporations, and individuals.

      We are subject to risks and uncertainties including, but not limited to, dependence on information technology spending by our customers, well-established competitors, customers dependent on government funding, fluctuations of our quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on our intellectual property rights, rapid technological change, and our ability to integrate acquisitions. As provided for in the Private Securities Litigation Reform Act of 1995, we caution investors that these factors, and those discussed under “Risk Factors” in Item 1 of this Annual Report on Form 10-K, could cause our future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of us.

      Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2004, 2003, and 2002 relate to the fiscal years ended October 31, 2004, 2003, and 2002, respectively. References to future years also relate to our fiscal year ending October 31.

      In November 2003, we acquired Lightspan, Inc. (“Lightspan”), a provider of curriculum-based educational software and online assessment products and services that increase student achievement and enhance teacher professional development. These products are used in schools and homes and align all key federal reform initiatives, offering school districts a comprehensive achievement and accountability system to assess, align, instruct, and evaluate. This acquisition strengthens our product offerings, with two strong and complimentary brands, in the K-8 and post-secondary markets. It also enhances our ability to provide comprehensive solutions to K-12 and adult learning institutions.

      The combination of Lightspan and PLATO Learning also unites Lightspan’s Academic Systems products with our community college products to establish the largest provider of online content for under-prepared college students. In addition, the merger of sales forces has provided critical mass for servicing elementary, secondary, district level, and colleges across all product lines and services. We believe these advantages, plus the elimination of significant duplicate costs, will provide greater earnings and cash flow potential for the combined company, and ultimately a greater valuation.

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

Critical Accounting Policies

      Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified revenue recognition, the allowance for doubtful accounts, capitalized product development costs, the valuation of our deferred income taxes, and the valuation and impairment analysis of goodwill and identified intangible assets as the critical accounting policies and estimates that are significant to the financial statement presentation and that require difficult, subjective, and complex judgments.

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

      We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 104, “Revenue Recognition.” We license software under non-cancelable license and subscription agreements. We also provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training, and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

      Revenue from the sale of courseware licenses is recognized upon meeting the following criteria: (i) a written customer order has been executed, (ii) courseware has been delivered, (iii) the license fee is fixed or determinable, and (iv) collectibility of the fee is probable.

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

Allowance for Doubtful Accounts

      We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. Our provision for bad debts is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our allowance for doubtful accounts was $2,712, or 6.1% of gross accounts receivable, at October 31, 2004, as compared to $4,254, or 9.8%, at October 31, 2003.

Capitalized Product Development Costs

      Our product development costs relate to the research, development, enhancement, and maintenance of our courseware products. The amortization of capitalized product development costs is included in cost of revenues related to license fees and subscriptions. Research and development costs, relating principally to the design and development of new products and the routine enhancement and maintenance of existing products, are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility. A significant portion of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of: (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is generally three years. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization.

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

      At October 31, 2004, our deferred tax assets were fully reserved. Approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the United States (“U.S.”) of approximately $72,451, which expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 for our net operating loss carryforwards of approximately $5,293 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

      Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity.

      As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $3,200 per year and, therefore, approximately $45,000 of the acquired net operating loss carryforwards are available to the combined entity. These amounts are preliminary and may change as the Section 382 limitation analysis is completed and analysis of recent announcements by the Internal Revenue Service is taken into account.

      The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, have been reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2005, this expectation is highly dependent on the improvement of market conditions and the continued integration of Lightspan. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.

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

      Most of the companies we have acquired have not had significant tangible assets and, as a result, the majority of the purchase price has typically been allocated to identified intangible assets and/or goodwill, which increases future amortization expense of identified intangible assets and the potential for impairment charges that we may incur. Accordingly, the allocation of the purchase price to intangible assets may have a significant impact on our future operating results. In addition, the allocation of the purchase price requires that we make significant assumptions and estimates, including estimates of future cash flows expected to be generated by the acquired assets. Should different conditions prevail, we may have to record impairment charges, which may have a significant impact on our consolidated financial statements.

      We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our fair value exceeds our book value, our goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If our book value exceeds our market value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessments as of October 31, 2004 and 2003. Goodwill was not impaired and no impairment charge was recorded.

Acquisitions

      Our acquisition strategy is to acquire complementary products or businesses that will enable us to achieve our strategic goals, including market leadership, growth rates that exceed the market, and providing innovative, leading, and distinct products and services.

      Since 2000, and as of October 31, 2004, we have made the following acquisitions:

			Purchase
Company	Date	Reason	Price

CyberEd, Inc.	July 2000	Science products	$5,302
Wasatch Interactive Learning Corporation	April 2001	Elementary products	17,327
TeachMaster Technologies, Inc.	September 2001	Standards-based products and services	3,110
NetSchools Corporation	May 2002	Web-based curriculum and instructional management delivery platform	27,277
LearningElements, Inc.	August 2002	Elementary reading products	5,761
Lightspan, Inc.	November 2003	Educational software and online assessment products and services	85,879
New Media (Holdings) Limited	December 2003	Secondary science and math products	8,490

      The revenue contribution from these acquisitions is discussed in more detail below (refer to the revenue section in “Results of Operations”). As of October 31, 2004, all of these acquisitions are fully integrated into our operations.

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	2004	2003	2002

Revenues:
License fees	56.5%	63.8%	72.8%
Subscriptions	14.6	8.7	4.8
Services	21.2	20.4	15.8
Other	7.7	7.1	6.6

Total revenues	100.0	100.0	100.0

Cost of revenues:
License fees	10.6	10.0	11.0
Subscriptions	5.3	4.3	2.7
Services	12.3	13.3	10.0
Other	7.5	6.7	5.0

Total cost of revenues	35.7	34.3	28.7

Gross profit	64.3	65.7	71.3

Operating expenses:
Sales and marketing	43.4	48.0	50.2
General and administrative	13.7	16.0	16.7
Product development	4.2	2.8	4.6
Amortization of intangibles	3.1	0.7	0.8
Restructuring charges	—	1.0	—
Purchased in-process research and development	—	—	0.5

Total operating expenses	64.4	68.5	72.8

Operating loss	(0.1)	(2.8)	(1.5)
Interest income and expense and other expense, net	0.2	0.2	0.8

Earnings (loss) before income taxes	0.1	(2.6)	(0.7)
Income tax expense (benefit)	1.4	(0.6)	0.8

Net loss	(1.3)%	(2.0)%	(1.5)%

      The following discussion of the results of operations for 2004 compared to 2003 includes non-GAAP financial measures that present the combined revenues and operating expenses on a pro forma basis as if Lightspan had been acquired as of November 1, 2002. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Our management views these non-GAAP financial measures to be helpful in assessing our progress in integrating the operations of Lightspan. In addition, these non-GAAP financial measures facilitate internal comparisons to our historical operating results and comparisons to competitors’ operating results. We include these non-GAAP financial measures because we believe they are useful to investors in allowing for greater transparency related to supplemental information used by our management in its financial and operational analysis. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used herein to their most directly comparable GAAP financial measures as provided with our consolidated financial statements.

Revenues

Total Revenues

      Total reported revenues increased 72.5% to $141,801 for 2004 from $82,192 for 2003. Our significant revenue growth in 2004 reflected the acquisition of Lightspan, and, while impacted by the economic conditions discussed below, also reflected the impact of large orders and our increased focus on subscriptions revenue, and correlation and professional development services.

      The following table presents total revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
Total Revenues	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$141,801	100.0%	$82,192	100.0%	72.5%
Lightspan (pre-acquisition)	969		47,871

Pro forma	$142,770	100.0%	$130,063	100.0%	9.8%

      On a pro forma basis, assuming Lightspan had been included for all periods presented, we executed 213 orders of $100 or greater in 2004, as compared to 204 in 2003. The average size of orders between $100 and $249 decreased from $153 to $149, while the average size of orders of $250 and greater increased from $520 to $714. The number and magnitude of these larger orders can have a significant impact on our operating results. Information regarding these orders was as follows:

	Pro Forma

	2004(1)		2003(1)		% Change

Order Size	Number	Value	Number	Value	Number	Value

$100 to $249	150	$22,304	140	$21,359	7.1%	4.4%
$250 or greater	63	45,013	64	33,279	(1.6)%	35.3%

	213	$67,317	204	$54,638	4.4%	23.2%

(1)	2004 and 2003 includes both PLATO Learning and Lightspan.

      Total revenues, as reported, increased 10.5% to $82,192 for 2003 from $74,391 for 2002. Our revenue growth in 2003, while impacted by the economic conditions discussed below, also reflected our increased focus on larger orders, subscriptions revenue, and correlation and professional development services. Our 2002 acquisitions contributed approximately $2,900 of total revenue in 2003. Of this amount, approximately $1,800 was acquired growth (2003 revenue not reflected in the comparable 2002 period due to purchase accounting) and approximately $1,100 was organic growth from these acquisitions. Overall, we had organic growth of approximately $6,000, or 8.1%, over 2002, 18% of this originating from these strategic acquisitions.

      Information regarding orders of $100 or greater for 2003 and 2002 was as follows:

	PLATO Only

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

License Fees

      The following table presents license fees revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
License Fees Revenues	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$80,078	56.5%	$52,439	63.8%	52.7%
Lightspan (pre-acquisition)	—		23,355

Pro forma	$80,078	56.1%	$75,794	58.3%	5.7%

      The increase in reported license fees revenues for 2004, as compared to 2003, was primarily due to the Lightspan acquisition. License fees revenues, as a percentage of total revenues both as reported and pro forma, decreased in 2004 from 2003, reflecting a shift towards subscriptions and services revenues as discussed below. We also continue to feel the effects of federal funding delays and economic uncertainties, particularly state budget difficulties, which has impacted the level of purchasing done by our customers. While there continues to be some improvement in the flow of federal funds to education, as evidenced by the increases in pro forma license fees revenue, these conditions, as well as the shift towards subscriptions and services revenues, are expected to continue to impact our revenues during 2005.

      Revenues from license fees, as reported, decreased 3.1% to $52,439 for 2003 from $54,141 for 2002. This was primarily due to the factors discussed above. As a percentage of total revenues, license fees revenues were 63.8% for 2003, down from 72.8% for 2002, reflecting the increase in subscriptions and services revenues as discussed below.

Subscriptions

      The following table presents subscriptions revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
Subscriptions Revenues	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$20,718	14.6%	$7,151	8.7%	189.7%
Lightspan (pre-acquisition)	531		11,611

Pro forma	$21,249	14.9%	$18,762	14.4%	13.3%

      Reported revenues from subscriptions increased for 2004, as compared to 2003, primarily due to the Lightspan acquisition and secondarily due to the growth in PLATO subscriptions revenue. This also contributed to the growth in pro forma subscriptions revenues in 2004. We continue to experience an increasing shift away from perpetual license sales and a growing customer desire to license our products on a subscription basis. Orders for our subscription-based products continue to grow, and, while this has a negative impact on revenues in the short-term, it has positive implications for the longer term, including increasing deferred revenue balances and greater predictability of future revenues. This growth trend is further demonstrated by the increase in subscriptions revenues as a percentage of total revenues, both as reported and on a pro forma basis, for 2004 compared to 2003.

      Revenues from subscriptions, as reported, increased 101.4% to $7,151 for 2003 from $3,550 for 2002. This was primarily due to the factors discussed above. As a percentage of total revenues, subscriptions revenues were 8.7% for 2003, up from 4.8% for 2002.

Services

      The following table presents services revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
Services Revenues	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$30,030	21.2%	$16,738	20.4%	79.4%
Lightspan (pre-acquisition)	438		9,524

Pro forma	$30,468	21.3%	$26,262	20.2%	16.0%

      Reported revenues from services increased for 2004, as compared to 2003, due primarily to the Lightspan acquisition and secondarily due to the increase in PLATO services revenues, resulting from increased correlation and professional development services and the continued growth in customer demand for our training and technical support services. This also contributed to the growth in pro forma services revenue. As a percentage of total revenues, both as reported and pro forma services revenues increased slightly for 2004 compared to 2003.

      Revenues from services, as reported, increased 42.1% to $16,738 for 2003 from $11,780 for 2002. As a percentage of total revenues, services revenues were 20.4% for 2003 up from 15.8% for 2002. These revenue increases resulted from increased correlation and professional development services, demonstrating the strategic value of our acquisitions in 2002, and from the continued growth in customer demand for our training and technical support services.

Other

      The following table presents other revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
Other Revenues	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$10,975	7.7%	$5,864	7.1%	87.2%
Lightspan (pre-acquisition)	—		3,381

Pro forma	$10,975	7.7%	$9,245	7.1%	18.7%

      Other revenues, consisting primarily of hardware and third-party courseware products, increased principally due to the Lightspan acquisition. The elementary grade products acquired from Lightspan run on Sony PlayStation® game consoles, which, along with the sale of related accessories, are a component of other revenues. Other revenue is not expected to be a focus for us in the future or represent a significant component of total revenues.

      Other revenues, as reported, increased 19.2% to $5,864 for 2003 from $4,920 for 2002. As a percentage of total revenues, other revenues were 7.1% for 2003 and 6.6% for 2002. These revenue increases were primarily due to an increased level of hardware sales, resulting from an assumed NetSchools contract.

Backlog

      Our deferred revenue was $51,575 and $26,564 at October 31, 2004 and 2003, respectively. Deferred revenue excludes amounts that we expect to earn in the future from the U.S. Department of the Navy contract (approximately $13,500) and the Idaho Department of Education contract (approximately $15,300). Ultimate realization of these contracts is dependent on delivery of services, accomplishment of milestones, and customer acceptance. In a recent development, the Albertson Foundation issued a press release stating that the Idaho Student Information Management System project is under review due to the increasing costs of that project. It is too early to know what, if any, impact this will have on our portion of the project.

      In addition, at October 31, 2004, we have orders for approximately $5,600 of products and services from multiple customers that have not met various revenue recognition criteria and for which we are not yet able to bill customers. No assurances exist regarding when or if revenue will be recorded or customers will be billed for these products or services. All contracts and agreements are subject to the delivery of products and services, collection and other conditions.

2005 Outlook

      We expect total revenues to grow approximately four to seven percent in 2005 over 2004. Higher growth rates are expected to continue for subscriptions and services revenue, while the license fees growth rate and the amount of other revenues are expected to decline from the pro forma levels in 2004. Total revenues are expected to be at or slightly below 2004 levels for the first and second quarters of 2005 with growth occurring in the second half of the year.

Cost of Revenues

      The following table presents our total cost of revenues, as reported and on a pro forma basis, as if Lightspan cost of revenues prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
Total Cost of Revenues	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$50,553	35.7%	$28,181	34.3%	79.4%
Lightspan (pre-acquisition)	242		14,152

Pro forma	$50,795	35.6%	$42,333	32.5%	20.0%

      Total cost of revenues, as reported, increased for 2004, as compared to 2003, due a number of factors, including the Lightspan acquisition, increased services and other revenues (which have higher costs) as discussed earlier, increased amortization of capitalized product development costs of $1,391, increased amortization of acquired technology of $1,688 and increased customer support costs of $1,949. Total pro forma cost of revenues increased for 2004, as compared to 2003, primarily due to the increased amortization of acquired technology.

      Amortization of capitalized product development costs, a component of cost of revenues related to license fees and subscriptions, was $6,941 and $5,720 for 2004 and 2003, respectively. Amortization has increased as projects completed during prior periods are now being amortized to expense. We expect this amortization to increase in 2005 as additional products are completed. Capitalized development costs were $9,238 and $6,863 for 2004 and 2003, respectively. The increase in capitalized product development costs was primarily due to costs capitalized for New Media products since acquisition.

      A comparison of gross profit margin by revenue category as reported and on a pro forma basis, as if Lightspan revenues and cost of revenues prior to the acquisition had been included for all periods presented, is as follows:

	2004		2003

Revenue Category	As Reported	Pro Forma	As Reported	Pro Forma

License fees	81.2%	81.2%	84.3%	82.5%
Subscriptions	63.8%	64.2%	50.1%	71.6%
Services	42.1%	42.5%	34.7%	40.8%
Other	3.3%	3.3%	6.8%	11.3%
Total	64.3%	64.4%	65.7%	67.5%

      The decrease in pro forma gross profit margin from 2003 to 2004 resulted primarily from the higher proportion of subscriptions, services, and other revenues included in our product sales mix in 2004, which carry lower margins, and the increased amortization of capitalized product development costs and amortization of acquired technology as discussed above. Future gross profit margin will be dependent primarily on our revenue mix, the amount of professional development expenses required to provide our services, and amortization of capitalized product development costs and acquired technology.

      Total cost of revenues, as reported, increased 31.9% to $28,181 for 2003 from $21,363 for 2002. These increases were primarily due to the changes in revenue discussed above, and increased professional development expenses of $2,295, increased amortization of capitalized product development costs of $1,543, increased amortization of acquired technology of $902 and increased costs related to hardware revenue of $1,740.

      Amortization of previously capitalized product development costs, a component of cost of sales, was $5,720 and $4,177 for 2003 and 2002, respectively. Amortization increased as projects completed during prior periods are now being amortized to expense. Capitalized development costs were $6,863 and $7,738 for 2003 and 2002, respectively.

      A comparison of gross profit margin by revenue category, as reported, was as follows:

Revenue Category	2003	2002

License fees	84.3%	84.9%
Subscriptions	50.1%	44.1%
Services	34.7%	36.6%
Other	6.8%	24.2%
Total	65.7%	71.3%

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

2005 Outlook

      Total gross profit margin for 2005 is expected to be similar to the margin in 2004, with improvement gained from the expected decrease in other revenues offset by the expected increased mix of subscriptions and services revenues and additional investments in our professional services infrastructure.

Operating Expenses

Sales and Marketing

      The following table presents sales and marketing expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
Sales and Marketing	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$61,586	43.4%	$39,438	48.0%	56.2%
Lightspan (pre-acquisition)	1,282		31,649

Pro forma	$62,868	44.0%	$71,087	54.7%	(11.6)%

      Sales and marketing expenses, as reported, increased for 2004, as compared to 2003, due primarily to the Lightspan acquisition. As a percentage of total revenues, however, both reported and pro forma sales and marketing expenses decreased, reflecting the benefits of the cost reduction plan implemented at the time of the acquisition as well as the synergistic benefits received from combining the PLATO Learning and Lightspan sales and marketing activities. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales and marketing productivity improvements.

      Sales and marketing expenses, as reported, increased 5.6% to $39,438 for 2003 from $37,335 for 2002. As a percentage of total revenues, sales and marketing expenses were 48.0% for 2003, down from 50.2% for 2002.

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

General and Administrative

      The following table presents general and administrative expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
General and Administrative	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$19,469	13.7%	$13,182	16.0%	47.7%
Lightspan (pre-acquisition)	310		6,434

Pro forma	$19,779	13.9%	$19,616	15.1%	0.8%

      General and administrative expenses, as reported, increased for 2004, as compared to 2003, due primarily to the Lightspan acquisition. Pro forma general and administrative expenses were comparable in 2004 and 2003; however, they decreased as a percentage of revenue reflecting the benefits of the cost reduction plan implemented at the time of the acquisition as well as the synergistic benefits received from combining the PLATO Learning and Lightspan general and administrative activities.

      General and administrative expenses, as reported, increased 6.1% to $13,182 for 2003 from $12,422 for 2002. As a percentage of total revenues, general and administrative expenses were 16.0% for 2003, down from 16.7% for 2002.

      The increased general and administrative expenses for 2003 resulted from a number of factors, including increased headcount from the NetSchools acquisition in the second half of 2002, increased insurance and professional services costs resulting from the changing regulatory environment, and additions to our infrastructure, including the installation of a new enterprise resource planning system, and, most recently, a customer relationship management (CRM) system, which will help grow our business over the long-term. We believe the benefits from this infrastructure investment will increase controls and generate increased revenues in the future.

Product Development

      The majority of our product development costs are required to be capitalized. Product development expense does not reflect these capitalized costs, as they are amortized through cost of revenues. Accordingly, our product development expense, as a percentage of revenue, does not demonstrate our total level of development activity.

      The following table presents product development expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	2004		2003

		% of		% of
Product Development	$	Revenue	$	Revenue	% Change

PLATO (as reported)	$5,973	4.2%	$2,267	2.8%	163.5%
Lightspan (pre-acquisition)	327		9,641

Pro forma	$6,300	4.4%	$11,908	9.2%	(47.1)%

      Product development expenses, as reported, increased for 2004, as compared to 2003, due primarily to the Lightspan and New Media acquisitions. The decrease in pro forma product development expense reflects the benefits of the cost reduction plan implemented at the time of the acquisition as well as the synergistic benefits received from combining the PLATO and Lightspan product development activities and the capitalization of approximately $1,700 of Lightspan-related product development costs.

      Product development spending, before capitalization and amortization, was 10.7% of total revenues, as reported, for 2004, compared to 11.1% for 2003. While this spending percentage decreased slightly, aided in part by our acquisitions of developed technologies and curriculum content, our spending dollars increased significantly due to new projects undertaken in 2004. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis.

      Product development spending, before capitalization and amortization, was 11.1% of total revenues, as reported, for 2003, compared to 15.0% for 2002. Product development expenses, as reported, decreased 33.4% to $2,267 for 2003 from $3,405 for 2002. As a percentage of total revenues, product development expenses were 2.8% for 2003, down from 4.6% for 2002. Our acquisitions of developed technologies and curriculum content and the completion of several significant projects in 2002 contributed to the decrease in product development spending in 2003.

Amortization of Intangibles

      Expense for 2004, 2003, and 2002 represented the amortization of identified intangible assets, other than acquired technology, from our acquisitions. The increase from 2003 to 2004 was due primarily to the Lightspan acquisition. Acquired technology intangible assets are amortized through cost of revenues.

Restructuring Charges

      In May 2003, we replaced our Managing Director of operations in the U.K., and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the U. S., which together represented about 10% of our planned workforce at that time. These actions were taken in connection with restructuring plans intended to align our cost structure with future expectations. The consolidated statement of operations for 2003 included a restructuring charge of $802 for severance costs related to these actions. As of October 31, 2004, all of these severance costs had been paid.

Purchased In-Process Research and Development

      This charge in 2002 represented the write-off of in-process research and development related to the acquisition of NetSchools.

2005 Outlook

      Total operating expenses, before restructuring and other charges, are expected to decline by four to six percent in 2005 compared to 2004. This expectation is based on our plans for cost reductions and the reduction of professional services resources deployed in selling activities. Restructuring and other charges are expected to be in the range of $3,000 to $4,000. Other charges will consist primarily of executive termination costs.

Interest Income and Expense and Other Expense, net

      Interest income was $432, $317, and $851 for 2004, 2003, and 2002, respectively. The decrease in 2003 from 2002 was due to lower invested balances at lower interest rates as compared to 2002. Invested balances decreased due to cash being used for our acquisitions in 2002 and our stock repurchases in 2003. Interest expense was $122, $104, and $131 for 2004, 2003, and 2002, respectively.

Income Taxes

      As discussed earlier in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis, as a result of the Lightspan acquisition, the net deferred tax assets as of the acquisition date, excluding the deferred tax liability relating to tax deductible goodwill which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in purchase accounting, thereby increasing goodwill, in the first quarter of 2004. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction to goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations.

      We recorded income tax expense of $2,030 for 2004, consisting of $1,422 for consolidated pre-tax earnings of $202, and $608 related to the tax deductible goodwill mentioned earlier. The significant expense on our consolidated pre-tax earnings is the result of taxable income for our U.S. operations. We record income tax expense for this income, despite having a full valuation allowance on our deferred tax assets, due to the utilization of pre-acquisition deferred tax assets and the requirement to reduce goodwill for the reversal of the related valuation allowance. We do not recognize a tax benefit for taxable losses for our foreign subsidiaries. We recorded an income tax benefit of $441 for 2003. We recorded income tax expense of $600 for 2002, despite incurring a pretax loss of $541, due to the impact of the losses incurred by our foreign subsidiaries for which we do not recognize a tax benefit. Our historical effective income tax rate has been highly volatile due to the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we do not record an income tax benefit due to the uncertainty of realizing these tax benefits in future years in our foreign jurisdictions.

      As a result of the Lightspan acquisition, and the corresponding recognition of a full valuation allowance against the deferred tax assets of both PLATO and Lightspan on the acquisition date, future income tax expense will not be offset by reductions in the valuation allowance related to the pre-acquisition deferred tax assets. Any such reductions will be recorded as adjustments to goodwill. However, income tax expense for future periods will be impacted by any reductions in the valuation allowance related to post-acquisition deferred tax assets, for which we have recorded a full valuation allowance at October 31, 2004. Our effective income tax rate for future quarters and fiscal years is dependent on the level of profitability in each of the U.S. and our foreign subsidiaries. In addition, even if there is a loss in the U.S., we expect income tax expense of approximately $600 per year related to tax deductible goodwill. As goodwill from the NetSchools acquisition is amortized for tax purposes, the book basis of the goodwill will further exceed the tax basis, resulting in increases to the related deferred tax liability. We expect this liability to increase by approximately $600 per year and it cannot be used to support realization of the other net deferred tax assets. We currently expect a consolidated income tax rate of about 45% for the full year 2005. The extent of any variance from this expectation is highly dependent on our operating results in each of our U.S. and foreign subsidiaries. A larger than expected foreign loss, or lower than expected U.S. profit, will likely result in a higher consolidated effective tax rate. Conversely, if our foreign or U.S. subsidiaries are more profitable than planned, our consolidated effective tax rate could decline.

FINANCIAL CONDITION

Liquidity and Capital Resources

      At October 31, 2004, our principal sources of liquidity included cash and cash equivalents of $29,235, marketable securities of $16,223, net accounts receivable of $41,852, and our unused line of credit. Working capital was $29,769 and $34,701 at October 31, 2004 and 2003, respectively.

      The decrease in working capital was primarily due to the decrease in deferred income taxes of $2,218, and the increases in accounts payable, accrued salaries and benefits and accrued liabilities of $7,197, and deferred revenue of $20,850, offset by the increases in cash and cash equivalents and marketable securities of $18,016, net accounts receivable of $2,676, and prepaid expenses and other current assets of $4,641. Deferred income taxes decreased due to our deferred income tax assets being fully reserved through purchase accounting for the

Lightspan acquisition. Accrued liabilities and deferred revenue increased as a result of the Lightspan acquisition. Deferred revenue, which is satisfied through delivery of products and services rather than cash, also increased due to increased sales of our services and subscription-based products. Accounts receivable increased due to the Lightspan acquisition along with the increase in revenues, offset by improvements in collection of outstanding balances. Prepaid expenses and other current assets increased due to the Lightspan acquisition.

      Cash provided by operations, excluding changes in our working capital accounts, was $20,724, $10,615, and $9,753 for 2004, 2003, and 2002, respectively.

      During 2004, cash and cash equivalents increased $5,401. Cash flow from operations, excluding changes in our working capital accounts, of $20,724, the changes in our working capital accounts of $6,269, and the cash flow from financing activities of $1,497 were partially offset by funds used in our investing activities of $22,828. Depreciation and amortization increased $7,761 in 2004 from 2003 due primarily to the acquisition of Lightspan and increased amortization of capitalized product development costs as mentioned earlier. Changes in our working capital accounts were primarily due to decreased accounts receivable and increased deferred revenue, partially offset by increased prepaid expenses and other current assets and decreased accrued liabilities.

      During 2003, cash and cash equivalents decreased $6,556. Cash flow from operations, excluding changes in our working capital accounts, of $10,615 were used to fund the changes in our working capital accounts of $2,050, our investing activities of $12,793, and financing activities of $2,337. Depreciation and amortization increased $2,991 in 2003 from 2002 due primarily to increased amortization of identified intangible assets and capitalized product development costs as mentioned earlier. Changes in our working capital accounts were primarily due to increased accounts receivable partially offset by increased deferred revenue.

      During 2002, the decrease in cash and cash equivalents of $31,178 and the cash flow from operations, excluding changes in our working capital accounts, of $9,753 were used to fund the changes in our working capital accounts of $4,985, our investing activities of $23,383, and financing activities of $12,670. Changes in our working capital accounts were primarily due to increased accounts receivable, prepaid expenses, and other assets and decreased accounts payable, which were partially offset by increased deferred revenue.

      Net cash used in our investing activities was $22,828, $12,793, and $23,383 for 2004, 2003, and 2002, respectively.

      In 2004, compared to 2003, we increased our capitalization of product development costs by $2,375, increased our capital expenditures by $1,527, and increased our purchases of marketable securities by $8,115. Capitalization of product development costs increased primarily due to devoting substantial resources to develop science and other courseware related to the New Media acquisition. Capital expenditures increased due to the implementation of a new customer relationship management system and the purchase of new laptop computers, both expected to improve field sales productivity. We also had net cash provided from the Lightspan acquisition of $8,696, net cash used for the New Media acquisition of $6,236, and used $13,176 for purchases of marketable securities.

      In 2003, as compared to 2002, we decreased our capital expenditures by $1,187, primarily because we purchased and installed a new enterprise resource planning system in 2002. Additionally, in 2003 we purchased a new customer relationship management system. We also used $5,061 for purchases of marketable securities. In 2002, we used $12,370 for our acquisitions of NetSchools and LearningElements.

      Net cash provided by our financing activities was $1,497 for 2004, compared to net cash used of $2,337 for 2003 and $12,670 for 2002.

      In 2004, we repurchased 20,000 shares of our common stock for an aggregate cost of $205. In 2003 and 2002, we repurchased 457,000 and 988,000 shares, respectively, for an aggregate cost of $2,161 and $11,340, respectively. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. Cumulatively, we have repurchased approximately 1,465,000 shares for an aggregate cost of approximately $13,700 under the repurchase plan and approximately $1,300 remains available for future repurchases, if any.

      In 2004, we received $1,941 from the exercise of outstanding stock options and warrants and common stock issued under our employee stock purchase plan, compared to $82 in 2003, and $1,331 in 2002. In addition, in 2002, we paid $2,366 to retire bank debt assumed with the NetSchools acquisition.

      On June 10, 2004, we extended our revolving loan agreement with Wells Fargo Bank, N.A. through July 1, 2005. We have resources available under this revolving loan agreement to provide borrowings up to $12,500, as determined by the available borrowing base. At October 31, 2004 and 2003, there were no borrowings outstanding and our unused borrowing capacity was $12,500.

      The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended October 31, 2004.

      From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future.

      We anticipate using cash during the first half of 2005 to fund expected losses from operations and our capital expenditure needs given the historic seasonality of our operations.

      We maintain adequate cash balances and credit facilities to meet our anticipated working capital, capital expenditure, and business investment requirements for at least the next twelve months.

Disclosures about Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements as of October 31, 2004.

Disclosures about Contractual Obligations and Commercial Commitments

      Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty agreements, and capital lease obligations. In addition, any future borrowings under our revolving loan agreement, which provides for a maximum $12,500 line of credit through July 1, 2005, would require future use of cash.

	Payments Due by Period

		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Operating leases	$15,119	$2,890	$4,831	$4,218	$3,180
Royalty agreements	3,487	1,060	1,552	875	—
Capital leases obligations	262	220	42	—	—

Total	$18,868	$4,170	$6,425	$5,093	$3,180

      At October 31, 2004, we had no significant commitments for capital expenditures.

      With the acquisition of New Media in 2004, there is additional guaranteed deferred consideration of approximately $450 due over the period from the acquisition date through December 2006 based on New Media revenues. With the NetSchools acquisition in 2002, additional cash consideration of up to approximately $6,000 was potentially payable contingent on the NetSchools product and services revenues generated through October 2004. As of October 31, 2004, no additional consideration was earned.

Interest Rate Risk

      Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At October 31, 2004, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

      We market our products and services worldwide and have operations in Canada and the United Kingdom. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Any gains or losses from foreign currency transactions are included in the consolidated statements of operations. Approximately 3%, 3%, and 6% of our total revenues, as reported, were denominated in currencies other than the U.S. dollar for 2004, 2003, and 2002, respectively. Our foreign subsidiaries are not a significant component of our business, and, as a result, risk relating to foreign currency fluctuation is considered minimal.

New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R is effective as of the beginning of our first interim or annual reporting period that begins after June 15, 2005, which is our fourth quarter of 2005. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information appearing under the captions “Interest Rate Risk” and “Foreign Currency Exchange Risk” in Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      (a)(1) Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of
PLATO Learning, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

December 15, 2004

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Revenues:
License fees	$80,078	$52,439	$54,141
Subscriptions	20,718	7,151	3,550
Services	30,030	16,738	11,780
Other	10,975	5,864	4,920

Total revenues	141,801	82,192	74,391

Cost of revenues:
License fees	15,060	8,217	8,184
Subscriptions	7,506	3,567	1,986
Services	17,373	10,929	7,465
Other	10,614	5,468	3,728

Total cost of revenues	50,553	28,181	21,363

Gross profit	91,248	54,011	53,028

Operating expenses:
Sales and marketing	61,586	39,438	37,335
General and administrative	19,469	13,182	12,422
Product development	5,973	2,267	3,405
Amortization of intangibles	4,308	587	603
Restructuring charges	—	802	—
Purchased in-process research and development	—	—	360

Total operating expenses	91,336	56,276	54,125

Operating loss	(88)	(2,265)	(1,097)
Interest income	432	317	851
Interest expense	(122)	(104)	(131)
Other expense, net	(20)	(56)	(164)

Earnings (loss) before income taxes	202	(2,108)	(541)
Income tax expense (benefit)	2,030	(441)	600

Net loss	$(1,828)	$(1,667)	$(1,141)

Loss per share:
Basic and diluted	$(0.08)	$(0.10)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	22,637	16,510	16,600

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,

	2004	2003

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29,235	$23,834
Marketable securities	12,615	—
Accounts receivable, net	41,852	39,176
Prepaid expenses and other current assets	9,460	4,819
Deferred income taxes	—	2,218

Total current assets	93,162	70,047
Long-term marketable securities	3,608	3,862
Equipment and leasehold improvements, net	7,946	5,024
Product development costs, net	17,116	14,738
Goodwill	71,267	39,609
Identified intangible assets, net	39,432	14,707
Other assets	213	1,975

Total assets	$232,744	$149,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,196	$2,876
Accrued employee salaries and benefits	8,772	6,678
Accrued liabilities	6,383	3,600
Deferred revenue	43,042	22,192

Total current liabilities	63,393	35,346
Long-term deferred revenue	8,533	4,372
Deferred income taxes	1,322	—
Other liabilities	46	312

Total liabilities	73,294	40,030

Commitments and contingent liabilities (see Note 11)
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,095 shares issued and 23,075 outstanding at October 31, 2004; 17,671 shares issued and 16,370 shares outstanding at October 31, 2003	231	164
Additional paid in capital	162,956	123,135
Treasury stock at cost, 20 and 1,301 shares, respectively	(205)	(11,652)
Accumulated deficit	(2,850)	(1,022)
Accumulated other comprehensive loss	(682)	(693)

Total stockholders’ equity	159,450	109,932

Total liabilities and stockholders’ equity	$232,744	$149,962

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(1,828)	$(1,667)	$(1,141)

Adjustments to reconcile net loss to net cash provided by operating activities:
Realization of acquired deferred tax assets	1,422	—	—
Deferred income taxes	608	(441)	600
Amortization of capitalized product development costs	6,941	5,720	4,177
Amortization of identified intangible assets	7,648	2,239	1,353
Depreciation and amortization of equipment and leasehold improvements	3,358	2,227	1,665
Provision for doubtful accounts	2,305	2,476	2,547
Stock-based compensation	217	—	55
Loss on disposal of equipment	53	61	137
Purchased in-process research and development	—	—	360
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,786	(8,442)	(5,753)
Prepaid expenses and other current and noncurrent assets	(2,008)	(956)	(2,598)
Accounts payable	(164)	1,988	(3,876)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(4,183)	(1,492)	556
Deferred revenue	7,838	6,850	6,686

Total adjustments	27,399	10,230	5,909

Net cash provided by operating activities	25,571	8,563	4,768

Investing activities:
Acquisitions, net of cash acquired	2,460	—	(12,370)
Capitalization of product development costs	(9,238)	(6,863)	(7,738)
Purchases of equipment and leasehold improvements	(3,615)	(2,088)	(3,275)
Purchases of marketable securities	(13,176)	(5,061)	—
Sales and maturities of marketable securities	741	1,219	—

Net cash used in investing activities	(22,828)	(12,793)	(23,383)

Financing activities:
Repurchase of common stock	(205)	(2,161)	(11,340)
Net proceeds from issuance of common stock	1,941	82	1,331
Repayments of capital lease obligations	(239)	(258)	(295)
Repayments of bank debt	—	—	(2,366)

Net cash provided by (used in) financing activities	1,497	(2,337)	(12,670)

Effect of foreign currency on cash	(261)	11	107

Net increase (decrease) in cash and cash equivalents	3,979	(6,556)	(31,178)
Cash and cash equivalents at beginning of period	23,834	30,390	61,568

Cash and cash equivalents at end of period	$27,813	$23,834	$30,390

Supplemental cash flow information:
Cash paid for interest	$76	$43	$153
Cash paid for income taxes	443	416	147
Liabilities assumed in acquisitions	28,365	—	9,281
Assets acquired in acquisitions	29,308	—	2,614
Non-cash investing and financing activities:
Common stock and warrants issued for acquisitions	52,082	—	14,152
Common stock returned from acquisition	2,700	—	—
Capital lease obligations incurred	—	—	85

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock
					Retained	Accumulated
			Additional		Earnings	Other	Total
		Par	Paid in	Treasury	(Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Stock	Deficit)	Loss	Equity

	(In thousands)
Balances, November 1, 2001	16,411	$164	$113,767	$(4,914)	$1,786	$(904)	$109,899
Comprehensive loss:
Net loss	—	—	—	—	(1,141)	—	(1,141)
Foreign currency translation adjustments	—	—	—	—	—	116	116

Total comprehensive loss							(1,025)

Common stock repurchased	(988)	(10)	—	(11,330)	—	—	(11,340)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	170	2	1,325	—	—	—	1,327
Stock-based compensation	(3)	—	55	—	—	—	55
Common stock and warrants issued for acquisitions	1,222	12	7,391	6,749	—	—	14,152
Income tax benefit of stock options exercised	—	—	515	—	—	—	515

Balances, October 31, 2002	16,812	168	123,053	(9,495)	645	(788)	113,583
Comprehensive loss:
Net loss	—	—	—	—	(1,667)	—	(1,667)
Unrealized gains on available for sale securities	—	—	—	—	—	20	20
Foreign currency translation adjustments	—	—	—	—	—	75	75

Total comprehensive loss							(1,572)

Common stock repurchased	(457)	(4)	—	(2,157)	—	—	(2,161)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	15	—	82	—	—	—	82

Balances, October 31, 2003	16,370	164	123,135	(11,652)	(1,022)	(693)	109,932
Comprehensive loss:
Net loss	—	—	—	—	(1,828)	—	(1,828)
Unrealized losses on available for sale securities	—	—	—	—	—	(74)	(74)
Foreign currency translation adjustments	—	—	—	—	—	85	85

Total comprehensive loss							(1,817)

Common stock repurchased	(20)	—	—	(205)	—	—	(205)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	300	3	1,938	—	—	—	1,941
Stock-based compensation	7	—	217	—	—	—	217
Common stock and warrants issued for acquisitions	6,576	65	40,365	11,652	—	—	52,082
Common stock returned from acquisition	(158)	(1)	(2,699)		—	—	(2,700)

Balances, October 31, 2004	23,075	$231	$162,956	$(205)	$(2,850)	$(682)	$159,450

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.	Business

      We provide computer-based and e-learning instruction software and related services for kindergarten through adult learners, offering curricula in reading, writing, math, science, social studies, and life and job skills. We also offer online assessment and accountability solutions and standards-based professional development services. With over 6,000 hours of objective-based, problem-solving courseware, plus assessment, alignment, and curriculum management tools, we create standards-based curricula that facilitate learning and school improvement.

      PLATO educational software is delivered via networks, CD-ROM, the internet and private intranets. We market our software products and related services primarily to K-12 schools and colleges. We also sell to job training programs, correctional institutions, military education programs, corporations, and individuals.

      We are subject to risks and uncertainties including, but not limited to, dependence on information technology spending by our customers, well-established competitors, customers dependent on government funding, fluctuations of our quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on our intellectual property rights, rapid technological change, and our ability to integrate acquisitions.

2.	Summary of Significant Accounting Policies

Fiscal Year

      Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2004, 2003, and 2002 relate to the fiscal years ended October 31, 2004, 2003, and 2002, respectively. References to future years also relate to our fiscal year ended October 31.

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

Cash and Cash Equivalents

      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Any such investments are carried at cost, which approximates fair value.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

      We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Accumulated other comprehensive loss included an unrealized loss of $54 at October 31, 2004 and an unrealized gain of $20 at October 31, 2003 related to these available-for-sale securities (see Note 4). The gross realized gains and losses from the sale of available-for-sale securities were not material in all periods presented.

Accounts Receivable

      Accounts receivable are initially recorded at fair value upon the sale of products or services to our customers. Installment receivables, a component of accounts receivable, represent amounts not yet billed that are due within one year from the balance sheet date. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves, and the aging of our receivables. The provision for doubtful accounts is included in general and administrative expense on the consolidated statement of operations. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect actual results, then a change in the allowance for doubtful accounts would be necessary in the period such determination is made. This change may have a significant impact on future results of operations.

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We perform evaluations of our customers’ credit worthiness and require no collateral from our customers. Although many of our customers are dependent upon various government funding sources, and are subject to appropriation of funds, we do not believe there is a significant concentration of risk associated with any specific governmental program or funding source. At October 31, 2004, we had one customer that represented approximately 10% of our net accounts receivable balance. We do not believe there is a significant concentration of risk associated with this customer due to payments of outstanding balances received subsequent to October 31, 2004.

Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. The straight-line method of depreciation is used over the estimated useful lives of the assets. This is generally three to five years for equipment and the shorter of the lease term or estimated useful life for leasehold improvements. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in our results of operations. Maintenance and repairs are expensed as incurred.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

      We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our fair value exceeds our book value, our goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If our book value exceeds our market value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessments as of October 31, 2004 and 2003. Goodwill was not impaired and no impairment charge was recorded.

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

Financial Instruments

      The carrying value of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates their fair value due to the short-term nature of these financial instruments.

Revenue Recognition

      We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 104, “Revenue Recognition.” We license software under non-cancelable license and subscription agreements. We also provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training, and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

      Revenue from the sale of courseware licenses is recognized upon meeting the following criteria: (i) a written customer order has been executed, (ii) courseware has been delivered, (iii) the license fee is fixed or determinable, and (iv) collectibility of the fee is probable.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Services revenue consists of software support and maintenance, which is deferred and recognized ratably over the support period, and consulting, training, and implementation services, which are recognized as the services are performed.

      Other revenue, primarily from hardware and third-party software products, is recognized as the products are delivered and all other revenue recognition criteria are met.

Advertising and Sales Promotion Costs

      Advertising and sales promotion costs, which are expensed as incurred, were $1,648, $1,383, and $2,018 for 2004, 2003, and 2002, respectively.

Product Development Costs

      Our product development costs relate to the research, development, enhancement, and maintenance of our courseware products and include employee salary expense, third-party contractor fees, and overhead costs such as facilities expenses. The amortization of capitalized product development costs is included in cost of revenues related to license fees and subscriptions. Research and development costs, relating principally to the design and development of new products and the routine enhancement, and maintenance of existing products, are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a product can be produced to meet its design specifications. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of: (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is generally three years. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization. Unamortized costs determined to be in excess of the net realizable value of the product, if any, are expensed at the date of such determination.

Stock-Based Compensation

      We account for our stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensa-

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion — Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123.”

      For purposes of the pro-forma disclosures below, the estimated fair value of stock-based employee compensation is amortized to expense over the vesting period of the related arrangement. Had compensation expense for the stock-based employee compensation been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, reported results would have been adjusted to the pro-forma amounts presented below:

	2004	2003	2002

Net loss, as reported	$(1,828)	$(1,667)	$(1,141)
Add: stock-based compensation expense included in reported net loss	217	—	55
Deduct: stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(3,865)	(4,047)	(4,224)

Pro-forma net loss	$(5,476)	$(5,714)	$(5,310)

Basic and diluted loss per share:
As reported	$(0.08)	$(0.10)	$(0.07)

Pro-forma	$(0.24)	$(0.35)	$(0.32)

      The weighted-average fair value of options granted and the assumptions used in the Black-Scholes stock option pricing model for this disclosure were as follows:

	2004	2003	2002

Fair value of options granted	$6.12	$3.82	$7.26
Expected life (years)	5	5	5
Risk-free rate of return	3.4%	2.9%	4.1%
Volatility	67.0%	66.0%	70.0%
Dividend yield	0.0%	0.0%	0.0%

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

Earnings (Loss) Per Share

      Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common and, where dilutive, potential common shares outstanding during the period. Potential common shares consist of options, warrants and common shares held in escrow.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The functional currency for each of our foreign subsidiaries is the respective local currency. All assets and liabilities of our foreign subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. Translation adjustments arising from the translation of net assets located outside of the United States (“U.S.”) into U.S. dollars are recorded as a separate component of stockholders’ equity. The cumulative losses related to foreign currency translation adjustments included in stockholders’ equity were $628 and $713 at October 31, 2004 and 2003, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Comprehensive Income (Loss)

      The components of our comprehensive income (loss) include net earnings (loss), unrealized gains and losses on available for sale marketable securities, and foreign currency translation adjustments. Comprehensive income (loss) for all periods presented is included in our consolidated statements of stockholders’ equity and comprehensive income (loss).

New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123®, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R is effective as of the beginning of our first interim or annual reporting period that begins after June 15, 2005, which is our fourth quarter of 2005. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

3.	Acquisitions

      We account for business combinations in accordance with SFAS No. 141, “Business Combinations.” All of our acquisitions have been accounted for using the purchase method of accounting. The assets and liabilities acquired were recorded at their estimated fair values on the dates of acquisition. Operating results of the acquired companies were included in our consolidated financial statements from the dates of acquisition. Acquisition-related goodwill and identified intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which require goodwill to be tested periodically for impairment, but not be amortized. Identified intangible assets are amortized over their estimated lives. See Note 8 for additional information regarding goodwill and identified intangible assets.

Lightspan, Inc.

      On November 17, 2003, we acquired Lightspan, Inc. (“Lightspan”), a publicly-held corporation and provider of curriculum-based educational software and online assessment products used in schools, at home, and in community colleges. This acquisition has strengthened our product offerings in the K-8 and post-secondary markets and enhanced our ability to provide comprehensive solutions to K-12 and adult learning institutions.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We acquired all of the outstanding shares of Lightspan for 6,576,129 shares of our common stock valued at $52,082 for accounting purposes, $27,501 for estimated assumed liabilities, $2,700 for estimated severance payments, $900 for estimated lease termination costs, and direct acquisition fees of $2,696. Of the 6,576,129 shares issued, 1,301,692 were from our treasury stock. Direct acquisition fees consisted primarily of investment banking, legal, and professional fees. The number of shares issued included shares issued for Lightspan’s in-the-money stock options. The fair value of the Lightspan warrants assumed in connection with the merger and converted to PLATO warrants was not significant.

      The purchase price consisted of the following components:

Fair value of common stock issued	$52,082
Direct acquisition fees	2,696
Severance payments	2,700
Lease termination costs	900
Liabilities assumed	27,501

$85,879

      The allocation of the total purchase price, including acquisition fees, was as follows:

Fair value of tangible assets acquired	$27,644
Fair value of identified intangible assets	30,400
Goodwill	30,961
Deferred income taxes	(3,126)

$85,879

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of $19,800 for customer relationships, $7,300 for developed content and technology, $2,300 for trademarks and trade names, and $1,000 for a non-compete agreement. These identified intangible assets are being amortized on a straight-line basis over periods of seven years for customer relationships, nine years for developed content and technology, four and one-half years for trademarks and trade names and two years for the non-compete agreement.

      In connection with this acquisition, we developed plans for workforce and facility reductions. The aggregate estimated costs of these plans was $3,600, which consisted of $2,700 related to the elimination of 144 positions in the United States and $900 related to lease termination, which ended October 31, 2004 and had a minimum monthly lease payment of $106. As of October 31, 2004, substantially all of these costs have been paid.

New Media (Holdings) Limited

      On December 17, 2003, we acquired all of the outstanding shares of New Media (Holdings) Limited (“New Media”), a United Kingdom (“U.K.”) based publisher of curriculum-focused software primarily for teaching secondary school science and math, for $6,750 in cash. This acquisition enhances our science offering, provides a science simulation development capability that we did not previously have and will allow us to introduce New Media’s products to markets in the United States for the first time. Additionally, this acquisition is expected to provide critical mass and revenue diversification in the U.K. and strengthen our relationships with the U.K. Education Department.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price consisted of the following components:

Cash paid	$6,750
Direct acquisition fees	429
Guaranteed deferred consideration	447
Liabilities assumed	864

$8,490

      The allocation of the total purchase price, including acquisition fees, was as follows:

Fair value of tangible assets acquired	$1,664
Fair value of identified intangible assets	1,939
Goodwill	4,887

$8,490

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of $1,804 for developed content and technology, and $135 for customer relationships. These identified intangible assets are being amortized on a straight-line basis over periods of four to seven years for developed content and technology and one to five years for customer relationships.

LearningElements, Inc.

      In August 2002, we acquired LearningElements, Inc. (“LearningElements”), a privately-held development stage corporation and provider of a comprehensive K-3 reading curriculum, for $2,950 in cash and approximately 422,000 shares of our common stock valued at $2,811 for accounting purposes. Identified intangible assets consisted entirely of acquired technology of $9,467, which is being amortized over seven years. Additionally, we recorded a deferred tax liability of $3,921 related to this intangible asset. This acquisition has enhanced our growing curriculum solution for elementary schools by providing a research-based early reading product line that meets new federal education guidelines.

NetSchools Corporation

      In May 2002, we acquired NetSchools Corporation (“NetSchools”), a privately-held corporation and provider of Internet-based e-learning software and services solutions for the K-12 market. NetSchools offers a web-based curriculum and instructional management delivery platform that facilitates delivery of school curriculum aligned to local, state, and national standards and facilitates online assessment, lesson planning, and content delivery. This acquisition enhanced our ability to provide enterprise-wide solutions that align classroom education across all standards and deliver compelling and effective content through the NetSchools instructional management platform.

      We acquired all of the outstanding shares of NetSchools for $6,050 in cash, 641,902 shares of our common stock valued at $7,668 for accounting purposes, warrants to purchase 200,000 shares of our common stock (at an exercise price of $17.00 per share through May 9, 2007), assumed liabilities, and transaction expenses. Additional consideration of up to approximately $6,000 was potentially payable, contingent on the NetSchools product and services revenues generated through October 2004. As of October 31, 2004, no additional consideration was earned. This discussion of purchase price, as well as the purchase price and allocation of purchase price tables presented below, reflect a reduction of equity consideration and goodwill for the 158,096 shares of our common stock that were released from escrow in 2004.

      Total cash usage related to this acquisition in 2002 was approximately $12,000, which included $6,050 cash paid as part of the purchase price, $1,505 in direct acquisition fees, $2,366 of NetSchools bank debt

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repaid subsequent to the closing date of the acquisition, $1,125 for NetSchools change-in-control and management incentive payments, and $750 for lease termination costs under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Direct acquisition fees consisted of investment banking, legal, and professional fees.

      The purchase price consisted of the following components:

Common stock issued	$7,668
Cash paid	6,050
Direct acquisition fees	1,505
Change-in-control and incentive payments	1,125
Lease termination costs	750
Liabilities assumed	9,210
Common stock warrants issued	969

$27,277

      The allocation of the total purchase price, including acquisition fees, was as follows:

Fair value of tangible assets acquired	$2,480
Fair value of identified intangible assets	5,200
Goodwill	19,237
Purchased in-process research and development	360

$27,277

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of a customer list of $400, acquired technology of $4,800, and in-process research and development of $360. The customer list and acquired technology are being amortized over five and seven years, respectively. At the date of acquisition, $360 of the purchase price was expensed for purchased in-process research and development related to a new version of NetSchools’ Orion product, which had not yet reached technological feasibility and had no alternative future use. The Orion product is an online tool for curriculum management and correlation to state education standards. The value assigned to this in-process research and development was determined by estimating the total costs required to develop the new product. At the acquisition date, the new Orion product was approximately 67% complete and it was completed in 2002 at a cost of approximately $760.

      In connection with this acquisition, we developed plans for employee relocations and workforce and facility reductions. The aggregate estimated costs of these plans was $819 which consisted of $367 related to the elimination of 39 positions, $282 related to lease termination and $170 related to employee relocation. As of October 31, 2004, all of these costs have been paid.

Unaudited Pro Forma Data

      Our unaudited pro forma consolidated results of operations, as if the Lightspan acquisition had occurred at the beginning of the periods presented, were as follows:

	2004	2003

	(Unaudited)
Revenues	$142,770	$130,063
Net loss	(2,756)	(21,141)
Basic and diluted loss per share	(0.12)	(0.92)

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

4.	Marketable Securities

      The components of marketable securities at October 31 were as follows:

	2004			2003

		Aggregate			Aggregate
		Fair	Unrealized		Fair	Unrealized
	Cost	Value	Gains	Cost	Value	Gains

Commercial paper	$12,080	$12,123	$43	$—	$—	$—
Agencies	2,340	2,331	(9)	1,851	1,862	11
Government securities	1,110	1,024	(86)	1,070	1,078	8
Taxable floating rate notes	350	350	—	475	475	—
Taxable municipal bonds	200	200	—	126	126	—
Corporate bonds	193	190	(3)	282	282	—
Mortgage pools	4	5	1	—	—	—
Collateralized mortgage obligations	—	—	—	38	39	1

	$16,277	$16,223	$(54)	$3,842	$3,862	$20

      Primarily all of our investments in marketable securities mature at various dates through December 2005, with the exception of certain taxable floating rate notes and taxable municipal bonds, which expire at various dates through June 2035.

5.	Accounts Receivable

      The components of accounts receivable at October 31 were as follows:

	2004	2003

Trade accounts receivable	$28,396	$21,415
Installment accounts receivable	16,168	22,015
Allowance for doubtful accounts	(2,712)	(4,254)

	$41,852	$39,176

      Installment receivables to be billed beyond one year from the balance sheet date are included in other assets on the consolidated balance sheets and were $0 and $944 at October 31, 2004 and 2003, respectively.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allowance for doubtful accounts activity was as follows:

	2004	2003	2002

Balance, November 1	$4,254	$2,767	$2,545
Provision for doubtful accounts	2,305	2,476	2,547
Allowance acquired from Lightspan	702	—	—
Other reclassifications	59	—	241
Write-offs, net of recoveries	(4,608)	(989)	(2,566)

Balance, October 31	$2,712	$4,254	$2,767

      The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.

6.	Equipment and Leasehold Improvements

      The components of equipment and leasehold improvements at October 31 were as follows:

	2004	2003

Equipment and leasehold improvements	$18,307	$12,560
Accumulated depreciation and amortization	(10,361)	(7,536)

	$7,946	$5,024

      Depreciation expense was $3,358, $2,227, and $1,665 for 2004, 2003, and 2002, respectively.

7.	Product Development Costs

      The components of product development costs at October 31 were as follows:

	2004	2003

Capitalized product development costs	$35,951	$26,576
Accumulated amortization	(18,835)	(11,838)

	$17,116	$14,738

      Amortization expense related to capitalized product development costs was $6,941, $5,720, and $4,177 for 2004, 2003, and 2002, respectively, and is included as a component of cost of revenues related to license fees and subscriptions in the consolidated statements of operations.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Identified Intangible Assets

Goodwill

      The changes in goodwill during 2004 and 2003 were as follows:

Balance, November 1, 2002	$38,739
Finalization of purchase price allocation for NetSchools	870

Balance, October 31, 2003	39,609
Acquisition of Lightspan	30,961
Acquisition of New Media	4,887
Release of shares from escrow	(2,895)
Reversal of deferred tax asset valuation allowance	(1,422)
Foreign currency translation	127

Balance, October 31, 2004	$71,267

      Goodwill was decreased by $2,895 as a result of the release of escrow shares relating to the NetSchools acquisition in 2002. As of October 31, 2004, 100,000 shares remained in escrow relating to this acquisition.

      Goodwill was decreased by $1,422 as a result of the reversal of the valuation allowance against our deferred tax asset for the income tax provision recorded in 2004 (see Note 14).

Identified Intangible Assets

      Identified intangible assets subject to amortization at October 31 were as follows:

	2004			2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Acquired technology	$24,856	$(5,882)	$18,974	$15,717	$(2,589)	$13,128
Trademarks and tradenames	3,680	(1,328)	2,352	1,380	(640)	740
Customer relationships and lists	21,238	(3,653)	17,585	1,300	(595)	705
Employment agreement	413	(413)	—	413	(279)	134
Noncompete agreements	1,090	(569)	521	90	(90)	—

	$51,277	$(11,845)	$39,432	$18,900	$(4,193)	$14,707

      Amortization expense for identified intangible assets was $7,648, $2,239, and $1,353 for 2004, 2003, and 2002, respectively, of which $3,340, $1,652, and $750 was included in cost of revenues related to license fees and subscriptions for each period, respectively.

      The estimated future annual amortization expense for identified intangible assets is as follows:

2005	$7,964
2006	7,299
2007	7,076
2008	6,472
2009	5,206
Thereafter	5,415

$39,432

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Revolving Loan

      On June 10, 2004, we extended our revolving loan agreement with Wells Fargo Bank, N.A. through July 1, 2005. The revolving loan agreement provides for a maximum $12,500 line of credit. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at October 31, 2004 or 2003.

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

      The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended October 31, 2004.

Capital Lease Obligations

      At October 31, 2004, we were obligated under various capital leases for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.

      Scheduled maturities of capital lease obligations are as follows:

2005	220
2006	42

$262

10.	Deferred Revenue

      The components of deferred revenue at October 31 were as follows:

	2004	2003

License fees	$8,779	$4,762
Subscriptions	10,048	4,134
Services	32,215	17,360
Other	533	308

	51,575	26,564
Less: long-term amounts	(8,533)	(4,372)

	$43,042	$22,192

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Operating Leases

      We lease our various office facilities. Certain of these operating leases contain renewal options, escalation clauses and requirements that we pay taxes, insurance and maintenance costs. Commitments for future minimum rental payments under noncancelable operating leases are as follows:

2005	$2,890
2006	2,558
2007	2,273
2008	2,147
2009	2,071
Thereafter	3,180

$15,119

      Rent expense was $3,793, $2,501, and $2,139 for 2004, 2003, and 2002, respectively.

Royalty Agreements

      We have entered into various third-party product royalty agreements which provide for future minimum royalty payments of $3,487 through December 2008.

Employment Agreements

      As of October 31, 2004, we had entered into various employment security agreements with our executive officers, which provide for severance payments of up to approximately $2,300, subject to certain conditions and events.

      In November 2004, as part of our review of existing employment arrangements, the Compensation Committee of our Board of Directors notified certain of our executive officers that we intended to provide new employment agreements in December 2004 and that their existing agreements would not be renewed. Subsequent to this notification, four of the seven executive officers covered by these agreements resigned from their executive positions (see Note 18). In December 2004, we entered into new employment agreements with four executive officers. These agreements provide for severance payments of up to $895, subject to certain conditions and events.

Legal Proceedings

      Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) have filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. The court has not yet ruled on the motion to dismiss.

      Although we believe the lawsuit against Lightspan, Inc. is without merit and we intend to contest it vigorously, we can give no assurance as to its outcome. An unfavorable outcome could have a material adverse effect on our consolidated financial statements.

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Common Stock Issued

      In 2004, we issued approximately 6,576,000 shares of our common stock in connection with the acquisition of Lightspan, and in 2002, we issued approximately 1,222,000 shares of our common stock in connection with the acquisitions of LearningElements and NetSchools (see Note 3).

      Shares of common stock issued for the exercise of options and warrants and for purchases under our employee stock purchase plan were 300,000, 15,000, and 170,000 shares for 2004, 2003, and 2002, respectively.

Common Stock Repurchased

      We repurchased approximately 20,000, 457,000, and 988,000 shares of our common stock for an aggregate cost of $205, $2,161, and $11,340, in 2004, 2003, and 2002, respectively. Shares repurchased are presented as treasury stock in the consolidated balance sheet.

Stock Incentive and Stock Option Plans

      We have adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights and stock awards to directors, officers and key employees, subject to certain conditions, including continued employment. Under these plans, approximately 2,392,000 shares are reserved for future grants.

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

      Stock option transactions under these plans were as follows:

	2004	2003	2002

Options outstanding at beginning of year	2,659,115	2,245,027	2,144,757
Options granted	752,500	661,717	694,427
Options exercised	(127,556)	(2,535)	(171,554)
Options forfeited or expired	(191,634)	(245,094)	(422,603)

Options outstanding at end of year	3,092,425	2,659,115	2,245,027

Options exercisable at end of year	2,010,055	1,623,122	1,160,402

Weighted average exercise prices:
Outstanding at beginning of year	$10.33	$11.46	$11.42
Granted	10.63	6.68	11.92
Exercised	5.43	5.95	7.10
Forfeited	11.24	10.91	13.54
Outstanding at end of year	10.54	10.33	11.46
Exercisable at end of year	11.03	10.48	10.13

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock options outstanding and exercisable at October 31, 2004 were as follows:

		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Years	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$3.28 - $6.23	505,405	4.7	$4.88	467,270	$4.79
$6.66 - $7.95	689,410	5.9	7.20	359,791	7.04
$8.00 - $10.52	751,961	6.8	10.24	114,075	9.32
$11.18 - $14.20	578,098	6.2	13.54	540,170	13.56
$15.65 - $23.62	567,551	6.7	17.02	528,749	17.03

	3,092,425	6.1	$10.54	2,010,055	$11.03

Common Stock Warrants

      In 2002, as part of the NetSchools acquisition (see Note 3), we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $17.00 per share. At October 31, 2004, all of these warrants were outstanding, and they expire in May 2007.

Stock-Based Compensation

      General and administrative expense for 2004 included non-cash charges of $217 for a stock option modification and the issuance of restricted common stock. There were no stock-based compensation expenses in 2003. General and administrative expense for 2002 included non-cash charges of $55 for compensation related to restricted stock awards.

13.	Restructuring Charges

      In May 2003, we replaced our Managing Director of operations in the U.K., and severed relationships with two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees. In December 2002, we reduced the size of our workforce by approximately 30 positions and closed approximately 30 open job requisitions, all in the U. S., which together represented about 10% of our planned workforce at that time. These actions were taken in connection with restructuring plans intended to align our cost structure with future expectations. The consolidated statement of operations for 2003 included a restructuring charge of $802 for severance costs related to these actions. As of October 31, 2004, all of these severance costs had been paid.

14.	Income Taxes

      The components of earnings (loss) before income taxes were as follows:

	2004	2003	2002

United States	$3,115	$(1,452)	$1,302
Foreign	(2,913)	(656)	(1,843)

	$202	$(2,108)	$(541)

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income tax expense (benefit) were as follows:

	2004	2003	2002

Federal	$1,874	$(541)	$250
State and local	156	100	350

	$2,030	$(441)	$600

      We recorded income tax expense of $2,030 for 2004, consisting of $1,422 for consolidated pre-tax earnings of $202, and $608 related to tax deductible goodwill. The significant expense on our consolidated pre-tax earnings is the result of taxable income for our U.S. operations. We record income tax expense for this income, despite having a full valuation allowance on our deferred tax assets, due to the utilization of pre-acquisition deferred tax assets and the requirement to reduce goodwill for the reversal of the related valuation allowance, which was established as part of the Lightspan acquisition. In 2004, we reduced goodwill by $1,422. We do not recognize a tax benefit for taxable losses for our foreign subsidiaries.

      Income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows:

	2004	2003	2002

U.S. federal statutory rate at 34%	$69	$(717)	$(184)
State taxes, net of U.S. federal income tax	155	(105)	228
Goodwill	608	—	—
Nondeductible expenses	163	85	80
No benefit from foreign loss	990	223	627
Increase in effective rate	—	—	(106)
Other	45	73	(45)

	$2,030	$(441)	$600

      The components of the net deferred tax asset (liability) at October 31 were as follows:

	2004	2003

Current:
Accrued liabilities and reserves	$2,053	$2,218
Valuation allowance	(2,053)	—

Total current deferred tax asset	—	2,218

Long-term:
Net operating loss carryforward	31,097	8,326
Tax credit carryforwards	608	574
Product development expense recognition	2,793	(2,635)
Equipment basis difference	620	464
Identified intangible asset basis difference	(1,425)	(4,101)
Goodwill basis difference	(1,322)	(908)
Other	432	(771)
Valuation allowance	(34,125)	(949)

Total long-term deferred tax liability	(1,322)	—

	$(1,322)	$2,218

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We had a deferred tax liability of $1,322 at October 31, 2004, related to tax deductible goodwill from the NetSchools acquisition. As this goodwill is amortized for tax purposes, the book basis of the goodwill will further exceed the tax basis, resulting in increases to the related deferred tax liability. We expect this liability to increase by approximately $600 per year and it cannot be used to support realization of the other net deferred tax assets

      At October 31, 2004, our deferred tax assets were fully reserved. Approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the U.S. of approximately $72,541, which expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 for our net operating loss carryforwards of approximately $5,293 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

      Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity.

      As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $3,200 per year and, therefore, approximately $45,000 of the acquired net operating loss carryforwards are available to the combined entity. These amounts are preliminary and may change as the Section 382 limitation analysis is completed and analysis of recent announcements by the Internal Revenue Service is taken into account.

      The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, have been reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2005, this expectation is highly dependent on the improvement of market conditions and the continued integration of Lightspan. Lightspan has historically incurred significant operating losses which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.

15.	Per Share Data

      The calculation of basic and diluted loss per share was as follows:

	2004	2003	2002

Net loss	$(1,828)	$(1,667)	$(1,141)

Basic and diluted:
Weighted average common shares outstanding	22,637,000	16,510,000	16,600,000

Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.07)

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of diluted loss per share for 2004, 2003, and 2002 excluded the effect of approximately 3,420,000, 3,166,000, and 2,842,000 potential common shares from the conversion of outstanding options and warrants and common shares held in escrow, respectively, as they were antidilutive.

16.	Segment and Geographic Information

      We operate in one industry segment, which is the development and marketing of educational software and related services. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the product and services are sold. Information about our geographic operations is as follows:

	2004	2003	2002

Revenues from unaffiliated customers:
United States	$137,137	$79,948	$69,637
Foreign	4,664	2,244	4,754

	$141,801	$82,192	$74,391

Long-term assets (at October 31):
United States	$130,597	$79,078	$74,812
Foreign	8,985	837	772

	$139,582	$79,915	$75,584

17.	Selected Quarterly Financial Data (Unaudited)

	Jan 31	Apr 30	Jul 31	Oct 31	Total

2004:
Revenues	$26,448	$32,320	$40,613	$42,420	$141,801
Gross profit	15,465	20,113	29,103	26,567	91,248
Operating expenses	22,863	23,281	22,217	22,975	91,336
Net earnings (loss)	(7,535)	(3,230)	6,724	2,213	(1,828)
Basic earnings (loss) per share(1)	(0.35)	(0.14)	0.29	0.10	(0.08)
Diluted earnings (loss) per share(1)	(0.35)	(0.14)	0.29	0.09	(0.08)
2003:
Revenues	$13,457	$17,467	$23,793	$27,475	$82,192
Gross profit	7,770	10,445	16,170	19,626	54,011
Operating expenses	13,602	13,755	14,320	14,599	56,276
Net earnings (loss)	(3,407)	(1,821)	285	3,276	(1,667)
Basic earnings (loss) per share(1)	(0.20)	(0.11)	0.02	0.20	(0.10)
Diluted earnings (loss) per share(1)	(0.20)	(0.11)	0.02	0.20	(0.10)

(1)	The sum of the quarterly earnings (loss) per share does not equal the annual earnings (loss) per share due to changes in average shares outstanding.

18.	Subsequent Event (Unaudited)

      On November 17, 2004, we announced that John Murray, our Chairman, President and Chief Executive Officer, and a director was leaving all of his positions with the Company and its subsidiaries effective November 17, 2004. The severance provisions of Mr. Murray’s employment agreement, dated January 1,

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, provide for him to (a) be paid his current base salary of $350 per year through December 31, 2007, (b) be paid bonus earned for the fiscal year ended October 31, 2004 and a pro rata portion of bonus, if earned, for the fiscal year ending October 31, 2005, and (c) be granted options to purchase 260,000 shares of common stock, with an exercise price equal to fair market value as of the date of grant, which will vest over a three-year period, subject to Mr. Murray fulfilling certain continuing obligations under the employment agreement. In addition, certain options previously granted to Mr. Murray will accelerate and be immediately exercisable. Mr. Murray’s right to receive these benefits is subject to his complying with his continuing obligations under the employment agreement related to a transition period and the confidentiality, non-competition and non-solicitation provisions of the employment agreement and executing a release of claims. We are currently negotiating the terms of Mr. Murray’s severance arrangement and the amount and timing of charges related to it have not yet been determined.

      On November 17, 2004, our Board of Directors elected David W. Smith as President and Chief Executive Officer of the Company. We are currently conducting a search for a permanent Chief Executive Officer. Mr. Smith has agreed to serve as our President and Chief Executive Officer until the search is complete. On November 17, 2004, our Board of Directors also elected Tom Hudson as Chairman of the Board. Mr. Hudson has served on our Board of Directors since 2002.

      Also in November 2004, three other executive officers resigned from their positions. In early January 2005, we reduced the size of our workforce in the United States to more closely align our cost structure with expected revenues in 2005. We currently expect to record restructuring and other charges of approximately $400 related to these events in our first quarter of 2005.

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

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we will continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

      There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

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

      The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our Directors and identification of an audit committee financial expert is set forth under the captions “Election of Directors” and “Committees and Meetings of the Board of Directors” in our 2005 Proxy Statement and is incorporated herein by reference.

      Information with respect to our Executive Officers as of January 1, 2005 is as follows:

Name	Age	Position

David W. Smith	60	President and Chief Executive Officer
Laurence L. Betterley	50	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
David H. LePage	58	Senior Vice President, Operations
Frank A. Preese	57	Chief Technology Officer
Jill S. Verlo	49	Vice President, Human Resources

      Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

      Mr. Smith’s business experience is set forth in our 2005 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

      Laurence L. Betterley joined PLATO Learning in June 2004 as Vice President, Finance and Chief Accounting Officer. Prior to that, he was Senior Vice President and Chief Financial Officer of Diametrics Medical, Inc., a publicly-held medical device company, from 1996 through 2003. From 1984 to 1996, Mr. Betterley was with Cray Research. Inc., a publicly-traded developer, manufacturer and worldwide marketer of high performance computing systems, serving in various roles including Chief Financial Officer, Vice President — Finance and Administration and Corporate Controller. Mr. Betterley is a Certified Public Accountant and began his professional career at Deloitte & Touche.

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

      Frank A. Preese was promoted to Chief Technology Officer in December 2000. From November 1997 to November 2000, he was Vice President, Product Development. From 1996 through 1997 he was Assistant Vice President, Curriculum Development and during 1995 was Senior Director of Curriculum Development. Prior to joining PLATO Learning in 1994 as Director of Curriculum Development, Mr. Preese was Vice President of Computer Services for Golle & Holmes Corporation, a training consultancy to Fortune 500 companies.

      Jill S. Verlo joined PLATO Learning in June 2004 as Vice President, Human Resources. Prior to that, Ms. Verlo was Vice President, Human Resources for Prudential Financial from 1997 to 2004. She has also previously held various executive level human resource positions at Cargill, First Bank System, and International Multifoods.

      The information required by Item 405 of Regulation S-K is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement and is incorporated herein by reference.

Code of Ethics

      We have adopted a code of business conduct and ethics for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers, and senior financial personnel, a copy of our which is available on our web site (www.plato.com). We intend to post on our web site any material changes to, or waiver from our code of business conduct and ethics, if any, within four business days of any such event.

Item 11.	Executive Compensation

      The information required by Item 11 of this Annual Report on Form 10-K is set forth under the captions “Director Compensation” and “Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Our equity compensation plan information as of October 31, 2004 is as follows:

	Number of Securities
	to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance

Equity compensation plans approved by security holders	3,092,425	10.54	2,392,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,092,425	$10.54	2,392,000

      All other information required by Item 12 of this Annual Report on Form  10-K is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 of this Annual Report on Form 10-K is set forth under the captions “Certain Relationships and Related Transactions” and “Other Compensation Arrangements” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Fees Paid to PricewaterhouseCoopers LLP” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

      (a) Documents filed as a part of this report:

      1. Financial Statements.

      The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm as set forth in Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations — Fiscal Years ended October 31, 2004, 2003, and 2002.

Consolidated Balance Sheets — October 31, 2004 and 2003.

Consolidated Statements of Cash Flows — Fiscal Years Ended October 31, 2004, 2003, and 2002.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Fiscal Years ended October 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules.

      Not applicable. The schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits.

      See Item 15(b).

      (b) Exhibits:

      The following documents are filed in this report or incorporated by reference and made a part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.01	Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).
3.02	Certificate of Designations for Series C Convertible Preferred Stock is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1998 (File Number 0-20842).
3.03	Amended and Restated Bylaws are incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated December 2, 2004 (File Number 0-20842).
3.04	Certificate of Amendment of Amended Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).
3.05	Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).
3.06	Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).
4.01	Form of Stock Certificate is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).
10.01	Credit Agreement, dated December 20, 2001, by and among PLATO Learning, Inc., Cyber Ed, Inc., TeachMaster Technologies, Inc., Wasatch Interactive Learning Corporation, and Wells Fargo Bank, National Association is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).
10.04	1993 Outside Director Stock Option Plan is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 1994 (File Number 0-20842).*

Exhibit
Number	Description

10.08	Lease for Bloomington, Minnesota office is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842).
10.11	Form of Indemnification Agreement is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).
10.14	1993 Stock Option Plan is incorporated by reference to Exhibit A of our 1994 Proxy Statement (File Number 0-20842).*
10.21	1997 Stock Incentive Plan is incorporated by reference to Appendix A of our 1997 Proxy Statement (File Number 0-20842).*
10.22	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B of our 1997 Proxy Statement (File Number 0-20842).*
10.32	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45228).*
10.33	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45230).*
10.35	Agreement and Plan of Merger dated January 31, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).
10.36	Amendment No. 1 to Agreement and Plan of Merger dated February 20, 2001 among PLATO Learning, Inc., WILC Acquisition Corporation and Wasatch Interactive Learning Corporation is incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated April 5, 2001 (File Number 0-20842).
10.40	PLATO Learning, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (File Number 333-111320).*
10.41	Agreement and Plan of Merger, dated May 9, 2002, among PLATO Learning, Inc., PLATO, Inc., NSC Acquisition Corporation and NetSchools Corporation is incorporated by reference to Exhibit 2 of our Current Report on Form 8-K dated May 9, 2002 (File Number 0-20842).
10.44	Agreement and Plan of Merger, dated September 9, 2003, among PLATO Learning, Inc., LSPN Merger Corp. and Lightspan, Inc. is incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 (File Number 333-109209).
10.45	Consulting Agreement, dated September 9, 2003, by and between PLATO Learning, Inc. and John T. Kernan, is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2003 (File Number 0-20842).
10.46	Employment Agreement with Larry Betterley is incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842).
10.47	Employment Agreement with David H. LePage is incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842).
10.48	Employment Agreement with Frank Preese is incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842).
10.49	Employment Agreement with Jill Verlo is incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842).
21.01	Subsidiaries of the Registrant.
23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of Attorney.
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATO LEARNING, INC.

By	/s/ DAVID W. SMITH

David W. Smith
President and Chief Executive Officer

January 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 14, 2005.

Signature:		Title:

/s/ DAVID W. SMITH David W. Smith		President and Chief Executive Officer (principal executive officer)

/s/ LAURENCE L. BETTERLEY Laurence L. Betterley		Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

* Joseph E. Duffy		Director

* Ruth L. Greenstein		Director

* Thomas G. Hudson		Director

* John T. Kernan		Director

* Dennis J. Reimer		Director

* John T. (Ted) Sanders		Director

*By	/s/ LAURENCE L. BETTERLEY Laurence L. Betterley Attorney-in Fact