Form 10-Q
period 2005-01-31
PLATO LEARNING INC
filed 2005-03-14
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

Commission File Number 0-20842

PLATO LEARNING, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3660532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10801 Nesbitt Avenue South, Bloomington, MN 55437
(Address of principal executive offices)

(952) 832-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑       No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,346,150 shares of common stock, $.01 par value, outstanding as of February 28, 2005.

PLATO LEARNING, INC.

Form 10-Q
Quarter Ended January 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	January 31,
	2005	2004
Revenues:
License fees	$11,095	$13,059
Subscriptions	4,533	4,508
Services	8,196	6,337
Other	1,631	2,544

Total revenues	25,455	26,448

Cost of revenues:
License fees	3,432	3,341
Subscriptions	2,313	1,679
Services	6,126	3,764
Other	1,700	2,199

Total cost of revenues	13,571	10,983

Gross profit	11,884	15,465

Operating expenses:
Sales and marketing	13,326	15,185
General and administrative	4,210	4,492
Product development	1,471	2,203
Amortization of intangibles	1,092	983
Restructuring and other charges	2,289	—

Total operating expenses	22,388	22,863

Operating loss	(10,504)	(7,398)
Interest income	212	119
Interest expense	(15)	(35)
Other expense, net	(70)	(71)

Loss before income taxes	(10,377)	(7,385)
Income tax expense	150	150

Net loss	$(10,527)	$(7,535)

Loss per share:
Basic and diluted	$(0.46)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted	23,110	21,500

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 31,	October 31,
	2005	2004
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$38,859	$29,235
Marketable securities	2,999	12,615
Accounts receivable, net	28,672	41,852
Prepaid expenses and other current assets	10,434	9,460

Total current assets	80,964	93,162
Long-term marketable securities	—	3,608
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $11,152 and $10,361, respectively	7,839	7,946
Product development costs, net of accumulated amortization of $20,731 and $18,835, respectively	17,821	17,116
Goodwill	71,404	71,267
Identified intangible assets, net	37,232	39,432
Other assets	178	213

Total assets	$215,438	$232,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,999	$5,196
Accrued employee salaries and benefits	6,907	8,772
Accrued liabilities	6,793	6,383
Deferred revenue	40,732	43,042

Total current liabilities	57,431	63,393
Long-term deferred revenue	5,927	8,533
Deferred income taxes	1,472	1,322
Other liabilities	26	46

Total liabilities	64,856	73,294

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,340 shares issued and 23,320 outstanding at January 31, 2005; 23,095 shares issued and 23,075 shares outstanding at October 31, 2004	233	231
Additional paid in capital	164,354	162,956
Treasury stock at cost, 20 shares	(205)	(205)
Accumulated deficit	(13,377)	(2,850)
Accumulated other comprehensive loss	(423)	(682)

Total stockholders’ equity	150,582	159,450

Total liabilities and stockholders’ equity	$215,438	$232,744

Note: The balance sheet at October 31, 2004 has been derived from our audited financial statements at that date. See Notes to Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2005	2004
Operating activities:
Net loss	$(10,527)	$(7,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	150	150
Amortization of capitalized product development costs	1,868	1,764
Amortization of identified intangible assets	2,243	1,780
Depreciation and amortization of equipment and leasehold improvements	873	911
Restructuring and other charges	2,289	—
Provision for doubtful accounts	305	346
Loss on disposal of equipment	14	1
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,875	5,741
Prepaid expenses and other current and noncurrent assets	(939)	(1,296)
Accounts payable	(2,197)	(1,314)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(3,738)	(3,586)
Deferred revenue	(4,916)	1,786

Total adjustments	8,827	6,283

Net cash used in operating activities	(1,700)	(1,252)

Investing activities:
Acquisitions, net of cash acquired	—	2,324
Capital expenditures	(748)	(572)
Capitalization of product development costs	(2,876)	(1,664)
Purchases of marketable securities	(2,985)	—
Sales and maturities of marketable securities	16,251	116

Net cash provided by investing activities	9,642	204

Financing activities:
Net proceeds from issuance of common stock	1,400	1,311
Repayments of capital lease obligations	(26)	(60)

Net cash provided by financing activities	1,374	1,251

Effect of foreign currency on cash	308	159

Net increase in cash and cash equivalents	9,624	362
Cash and cash equivalents at beginning of period	29,235	23,834

Cash and cash equivalents at end of period	$38,859	$24,196

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

     We are subject to risks and uncertainties including, but not limited to, dependence on information technology spending by our customers, well-established competitors, customers dependent on government funding, fluctuations of our quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on our intellectual property rights, and rapid technological change.

2. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have included all normal recurring and other adjustments considered necessary to give a fair presentation of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

     The accompanying unaudited consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Summary of Significant Accounting Policies

     For more information on our significant accounting policies, refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2004.

Stock-Based Compensation

     We account for our stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”

and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123.”

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

	Three Months Ended
	January 31,
	2005	2004
Net loss, as reported	$(10,527)	$(7,535)
Add: stock-based compensation expense included in reported net loss	—	—
Deduct: stock-based compensation expense determined using the fair value based method for all awards	(1,030)	(1,626)

Pro forma net loss	$(11,557)	$(9,161)

Basic and diluted loss per share:
As reported	$(0.46)	$(0.35)

Pro forma	$(0.50)	$(0.43)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value presented above were required. SFAS 123(R) is effective for our fourth quarter of 2005. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

4. Acquisitions

     In November 2003, we acquired Lightspan, Inc. (“Lightspan”). In December 2003, we acquired New Media (Holdings) Limited (“New Media”). For more information on these acquisitions, refer to Note 3 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2004. Our unaudited pro forma consolidated results of operations, as if the Lightspan acquisition had occurred at the beginning of the period presented, were as follows:

Three Months
Ended
January 31, 2004
(Unaudited)
Revenues	$27,417
Net loss	(9,116)
Basic and diluted loss per share	(0.40)

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

5. Accounts Receivable

     The components of accounts receivable were as follows:

	January 31,	October 31,
	2005	2004
Trade accounts receivable	$20,969	$28,396
Installment accounts receivable	10,004	16,168
Allowance for doubtful accounts	(2,301)	(2,712)

	$28,672	$41,852

     The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $305 and $346 for the three months ended January 31, 2005 and 2004, respectively.

6. Goodwill and Identified Intangible Assets

Goodwill

The changes in goodwill from October 31, 2004 were as follows:

Balance, October 31, 2004	$71,267
Foreign currency translation	137

Balance, January 31, 2005	$71,404

Identified Intangible Assets

     Identified intangible assets subject to amortization were as follows:

	January 31, 2005			October 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$24,906	$(7,046)	$17,860	$24,856	$(5,882)	$18,974
Trademarks and tradenames	3,680	(1,505)	2,175	3,680	(1,328)	2,352
Customer relationships and lists	21,242	(4,441)	16,801	21,238	(3,653)	17,585
Employment agreement	413	(413)	—	413	(413)	—
Noncompete agreements	1,090	(694)	396	1,090	(569)	521

	$51,331	$(41,099)	$37,232	$51,277	$(11,845)	$39,432

     Amortization expense for identified intangible assets was $2,243 and $1,780 for the three months ended January 31, 2005 and 2004, respectively, of which $1,151 and $797 was included in cost of revenues related to license fees and subscriptions for each period, respectively.

     The estimated future annual amortization expense for identified intangible assets is as follows:

Remainder of 2005	6,141
2006	7,159
2007	6,936
2008	6,339
2009	5,055
Thereafter	5,602
$37,232

7. Debt

Revolving Loan

     Our revolving loan agreement with Wells Fargo Bank, N.A. provides for a maximum $12,500 line of credit through July 1, 2005. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at January 31, 2005 or October 31, 2004.

     The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended January 31, 2005.

8. Deferred Revenue

     The components of deferred revenue were as follows:

	January 31,	October 31,
	2005	2004
License fees	$5,474	$5,490
Subscriptions	11,249	13,473
Services	29,467	32,079
Other	469	533

	46,659	51,575
Less: long-term amounts	(5,927)	(8,533)

	$40,732	$43,042

9. Restructuring and Other Charges

     Restructuring and other charges include severance costs for headcount reductions and costs paid to, or claimed by, terminated executive officers under employment agreements:

Three Months
Ended
January 31, 2005
Executive officer changes	$1,586
U.K. headcount reduction	430
U.S. headcount reduction	273

$2,289

     In January 2005, we initiated plans to reduce headcount by approximately 30 positions and close certain facilities in the United Kingdom (“U.K.”). This restructuring is part of an ongoing evaluation of our U.K. operations and we are continuing to explore alternatives as necessary to improve the U.K.’s impact on our profitability. Severance costs of $430 for these planned employee terminations were recorded during the three months ended January 31, 2005. The majority of these costs are expected to be paid during our second quarter of 2005 as employees are terminated. Additional charges are expected in 2005 for costs associated with the planned facility closings. These charges will be recorded as the facilities are closed and no longer being used.

     Also in January 2005, we reduced headcount in the United States to more closely align our cost structure with expected revenues in 2005. Six positions were eliminated and severance charges of $273 were recorded during the three months ended January 31, 2005. All of these costs had been paid as of January 31, 2005.

     In November 2004, we announced the resignations of John Murray, our Chairman, President and Chief Executive Officer, and three other executive officers. The severance provisions of Mr. Murray’s employment agreement, dated January 1, 2001, provide for him to (a) be paid his current base salary of $350 per year through December 31, 2007, (b) be paid bonus earned for the fiscal year ended October 31, 2004 and a pro rata portion of bonus, if earned, for the fiscal year ending October 31, 2005, and (c) be granted options to purchase 260,000 shares of common stock, with an exercise price equal to fair market value as of the date of grant, which will vest over a three-year period. In addition, certain options previously granted to Mr. Murray will accelerate and be immediately exercisable. Mr. Murray’s right to receive these benefits is subject to his complying with his continuing obligations under the employment agreement related to a transition period and the confidentiality, non-competition and non-solicitation provisions of the employment agreement, and executing a release of claims. We recorded charges of $1,586 related to these executive terminations during the three months ended January 31, 2005, of which $274 had been paid as of January 31, 2005. We are currently negotiating the terms of Mr. Murray’s severance arrangement and the amount and timing of charges related to it have not yet been finalized.

10. Income Taxes

     At January 31, 2005 and October 31, 2004, our deferred tax assets were fully reserved. At October 31, 2004, approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the United States (“U.S.”) of approximately $72,451, which expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 for our net operating loss carryforwards of approximately $5,293 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

     Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U. S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity.

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

The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, have been reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2005, this expectation is highly dependent on the improvement of market conditions and operational performance. Lightspan has historically incurred significant operating losses, which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.

11. Per Share Data

     The calculation of basic and diluted loss per share was as follows:

	Three Months Ended
	January 31,
	2005	2004
Net loss	$(10,527)	$(7,535)

Basic and diluted:
Weighted average common shares outstanding	23,110	21,500

Basic and diluted loss per share	$(0.46)	$(0.35)

     The calculation of diluted loss per share for the three months ended January 31, 2005 and 2004 excluded the effect of approximately 3,591,000 and 3,676,000 potential common shares from the conversion of outstanding options and warrants and common shares held in escrow, respectively, as they were antidilutive.

12. Comprehensive Loss

     Total comprehensive loss was as follows:

	Three Months Ended
	January 31,
	2005	2004
Net loss	$(10,527)	$(7,535)
Unrealized gains on available for sale securities	42	—
Foreign currency translation adjustments	217	237

Total comprehensive loss	$(10,268)	$(7,298)

13. Segment and Geographic Information

     We operate and manage our business as one industry segment, which is the development and marketing of educational software and related services. We have foreign subsidiaries in Canada and the U.K. Our foreign operations are not significant to our consolidated business. At January 31, 2005, approximately 7% of our long-term assets are located in foreign countries, and for the three months ended January 31, 2005, approximately 4% of our revenues are from foreign countries.

14. Subsequent Event

     In February 2005, we announced the appointment of Michael A. Morache, as President and Chief Executive Officer of PLATO Learning, Inc. This appointment became effective on February 28, 2005, at which time we entered into an employment agreement with Mr. Morache which provides for, among other things, annual salary, benefits, and cash bonus payments and restricted stock and stock option grants as determined by our Board of Directors. The agreement also provides for potential future cash payments of up to $1,600 subject to certain conditions and events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     We are subject to risks and uncertainties including, but not limited to, dependence on information technology spending by our customers, well-established competitors, customers dependent on government funding, fluctuations of our quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on our intellectual property rights, and rapid technological change. As provided for in the Private Securities Litigation Reform Act of 1995, we caution investors that these factors could cause our future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of us.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified revenue recognition, the allowance for doubtful accounts, capitalized product development costs, the valuation of our deferred income taxes, and the valuation and impairment analysis of goodwill and identified intangible assets as the critical accounting policies and estimates that are significant to the financial statement presentation and that require difficult, subjective, and complex judgments.

     See Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 for additional discussion on these and other accounting policies and disclosures required by accounting principles generally accepted in the United States of America.

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

     We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 104, “Revenue Recognition.” We license software under non-cancelable license and subscription agreements. We also provide related professional services, including consulting, training, tutoring, and implementation services, as well as ongoing customer support and maintenance. Consulting, training, and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

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

     Subscription revenue, primarily fees charged for our PLATO Web Learning Network, eduTest and PLATO Orion products, is recognized on a ratable basis as the products are delivered over the subscription period.

     Services revenue consists of software support and maintenance, which is deferred and recognized ratably over the support period, and consulting, training, tutoring, and implementation services, which are recognized as the services are performed.

     Other revenue, primarily from hardware and third-party software products, is recognized as the products are delivered and all other revenue recognition criteria are met.

Allowance for Doubtful Accounts

     We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience, and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statements of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience, and our credit assessment process. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. Our provision for bad debts is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our allowance for doubtful accounts was $2,301, or 7.4% of gross accounts receivable, at January 31, 2005, as compared to $2,712, or 6.1%, at October 31, 2004.

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

     At January 31, 2005 and October 31, 2004, our deferred tax assets were fully reserved. At October 31, 2004, approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the United States (“U.S.”) of approximately $72,451, which expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 for our net operating loss carryforwards of approximately $5,293 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

     Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U. S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity.

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

     The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, have been reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2005, this expectation is highly dependent on the improvement of market conditions and operational performance. Lightspan has historically incurred significant operating losses, which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.

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

     We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our fair value exceeds our book value, our goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If our book value exceeds our market value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessment as of October 31, 2004. Goodwill was not impaired and no impairment charge was recorded.

Acquisitions

     Our acquisition strategy is to acquire complementary products or businesses that will enable us to achieve our strategic goals, including market leadership, growth rates that exceed the market, and providing innovative, leading, and distinct products and services. During the three months ended January 31, 2004, we acquired Lightspan, Inc. and New Media (Holdings) Limited. See Note 3 to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 for more information on these strategic acquisitions.

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended
	January 31,
	2005	2004
Revenues:
License fees	43.6%	49.4%
Subscriptions	17.8	17.0
Services	32.2	24.0
Other	6.4	9.6

Total revenues	100.0	100.0

Cost of revenues:
License fees	13.4	12.6
Subscriptions	9.1	6.4
Services	24.1	14.2
Other	6.7	8.3

Total cost of revenues	53.3	41.5

Gross profit	46.7	58.5

Operating expenses:
Sales and marketing	52.4	57.4
General and administrative	16.5	17.0
Product development	5.8	8.3
Amortization of intangibles	4.3	3.7
Restructuring and other charges	9.0	—

Total operating expenses	88.0	86.4

Operating loss	(41.3)	(27.9)
Interest income and expense and other expense, net	0.5	—

Loss before income taxes	(40.8)	(27.9)
Income tax expense	0.6	0.6

Net loss	(41.4)%	(28.5)%

        The following discussion of the results of operations for the three months ended January 31, 2005 compared to the same period in 2004 includes non-GAAP financial measures that present the combined revenues and operating expenses on a pro forma basis as if Lightspan had been acquired as of November 1, 2003. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Our management views these non-GAAP financial measures to be helpful in assessing our progress in integrating the operations of Lightspan. In addition, these non-GAAP financial measures facilitate internal comparisons to our historical operating results and comparisons to competitors’ operating results. We include these non-GAAP financial measures because we believe they are useful to investors in allowing for greater transparency related to supplemental information used by our management in its financial and operational analysis. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used herein to their most directly comparable GAAP financial measures as provided with our consolidated financial statements.

Revenues

Total Revenues

        Total reported revenues decreased 3.8% to $25,455 for the three months ended January 31, 2005 from $26,448 for the same period in 2004. Total pro forma revenues decreased 7.2% for the same period. Our first quarter 2005 revenues were impacted by several initiatives implemented in the quarter and by management changes. Initiatives included realignment of the sales and service organizations to better serve the elementary market and implementation of new systems and procedures aimed at improving the efficiencies of our sales process in the future. When comparing quarters, we were also impacted by the timing of Lightspan’s year-end at the acquisition date. Lightspan’s fourth quarter aligned with our first quarter in 2004, and their sales force continued to be compensated under Lightspan’s annual plan until the end of that quarter. As a result, our first quarter 2004 benefited from increased sales activity, as the Lightspan sales force drove to reach their annual performance objectives.

        These initiatives are expected to have some impact on second quarter 2005 as well, resulting in an anticipated reduction in revenues from second quarter 2004 amounts. We expect to recover from the impact on the first two quarters of 2005 in the second half of the year and achieve growth in revenues for the full fiscal year 2005 over fiscal year 2004.

        The following table presents total revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,
	2005		2004
Total Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$25,455	100.0%	$26,448	100.0%	-3.8%
Lightspan (pre-acquisition)	—		969

Pro forma	$25,455	100.0%	$27,417	100.0%	-7.2%

        On a pro forma basis, assuming Lightspan had been included for all periods presented, we executed 29 orders of $100 or greater during the three months ended January 31, 2005, as compared to 44 for the same period in 2004. This decrease can be attributed to the factors affecting revenue mentioned above, resulting in low order volume. The average size of orders between $100 and $249 decreased from $144 to $141, while the average size of orders of $250 and greater decreased from $651 to $448. The number and magnitude of these larger orders can have a significant impact on our operating results. Information regarding these orders was as follows:

	Three Months Ended January 31,
	2005		2004 (Pro Forma)		% Change
Order Size	Number	Value	Number	Value	Number	Value

$100 to $249	18	$2,529	30	$4,309	-40.0%	-41.3%
$250 or greater	11	4,924	14	9,118	-21.4%	-46.0%

	29	$7,453	44	$13,427	-34.1%	-44.5%

License Fees

        License fees revenues were $11,095 for the three months ended January 31, 2005, a decrease of 15.0% from the $13,059 reported for the same period in 2004. As reported and pro forma license fees revenues were the same for the three months ended January 31, 2004, as there were no Lightspan license fees revenues prior to the acquisition date during that period.

        The decrease in license fees revenues for the three months ended January 31, 2005, as compared to the same period in 2004, can be attributed to the factors affecting revenue mentioned above. While there has been some improvement in the flow of funds to education, timing of federal funding and economic uncertainties, particularly state budget difficulties, are expected to continue to impact our revenues during 2005. In addition, an expected change in our revenue mix towards increased subscriptions revenues in the future could also impact our perpetual license fees revenues. As a percentage of total revenues, license fees revenues were 43.6% for the three months ended January 31, 2005, as compared to 47.6% of total pro forma revenues for the same period in 2004. This decrease was primarily due to the factors affecting revenue mentioned above and the increase in services revenues as discussed below.

Subscriptions

        The following table presents subscriptions revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,
	2005		2004
Subscriptions Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$4,533	17.8%	$4,508	17.0%	0.6%
Lightspan (pre-acquisition)	—		531

Pro forma	$4,533	17.8%	$5,039	18.4%	-10.0%

        Reported revenues from subscriptions were comparable for the three months ended January 31, 2005 and 2004. Pro forma subscriptions revenues decreased 10.0% for the three months ended January 31, 2005, from the same period in 2004. Subscriptions revenues were impacted by the low order volume mentioned above and in part by stronger sales of our client hosted web courseware during the three months ended January 31, 2005. We do not believe this is a trend, but that we will see a gradual shift away from perpetual licenses to our subscription-based products in the future.

Services

        The following table presents services revenues, as reported and on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,
	2005		2004
Services Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$8,196	32.2%	$6,337	24.0%	29.3%
Lightspan (pre-acquisition)	—		438

Pro forma	$8,196	32.2%	$6,775	24.7%	21.0%

        Services revenues, both as reported and pro forma, increased for the three months ended January 31, 2005, as compared to the same period in 2004. This increase was driven by our new Supplemental Educational Services offering and also by substantial growth in our software support and educational consulting services revenues, increasing 18% and 36%, respectively. As a percentage of total revenues, both as reported and pro forma services revenues increased for the three months ended January 31, 2005, compared to the same period in 2004, due to the factors discussed above.

Other

        Other revenues were $1,631 for the three months ended January 31, 2005, a decrease of 35.9% from the $2,544 reported for the same period in 2004. As reported and pro forma other revenues were the same for the three months ended January 31, 2004 as there were no Lightspan other revenues prior to the acquisition date during that period.

        Other revenues consist primarily of hardware and third-party courseware products. The elementary grade products acquired from Lightspan run on PlayStation® game consoles, which, along with the sale of related accessories, are a component of other revenues. The decrease in other revenues for the three months ended January 31, 2005, compared to the same period in 2004, was primarily due to a decrease in hardware sales, which tends to fluctuate quarter to quarter.

Backlog

        Our deferred revenue was $46,659 and $51,575 at January 31, 2005 and October 31, 2004, respectively. Deferred revenue excludes amounts that we expect to earn in the future from the U.S. Department of the Navy contract (approximately $12,897) and the Idaho Department of Education contract (approximately $15,261). Ultimate realization of these contracts is dependent on delivery of services, accomplishment of milestones, and customer acceptance. In a recent development, the Albertson Foundation issued a press release stating that the Idaho Student Information Management System project is under review due to the increasing costs of that project. It is unknown what impact this will have on our portion of the project.

        In addition, at January 31, 2005, we have orders for approximately $5,740 of products and services from multiple customers that have not met various revenue recognition criteria and for which we are not yet able to bill customers. No assurances exist regarding when or if revenue will be recorded or customers will be billed for these products or services. All contracts and agreements are subject to the delivery of products and services, collection and other conditions.

Cost of Revenues

        The following table presents our total cost of revenues, as reported and on a pro forma basis, as if Lightspan cost of revenues prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,
	2005		2004
Total Cost of Revenues	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$13,571	53.3%	$10,983	41.5%	23.6%
Lightspan (pre-acquisition)	—		242

Pro forma	$13,571	53.3%	$11,225	40.9%	20.9%

        Total cost of revenues and total cost of revenues as a percentage of total revenues, both as reported and pro forma, increased for the three months ended January 31, 2005, as compared to the same period in 2004, due a number of factors, including decreased license fees revenues (which have lower costs), increased services revenues (which have higher costs), a decline in educational consulting service revenues from year-end 2004 run rates (for which much of the costs are fixed), and increased investments in the service organization and realignment of those resources to focus on service revenue growth initiatives (which shifted some costs from selling expense to cost of revenues).

        Amortization of capitalized product development costs, a component of cost of revenues related to license fees and subscriptions, was $1,868 and $1,764 for the three months ended January 31, 2005 and 2004, respectively. Amortization has increased as projects completed during prior periods are now being amortized to expense. We expect this amortization to increase in 2005 as additional products are completed. Capitalized development costs were $2,876 and $1,664 for the three months ended January 31, 2005 and 2004, respectively. The increase in capitalized product development costs was primarily due to costs capitalized for Lightspan and New Media products since acquisition.

        A comparison of gross profit margin by revenue category as reported and on a pro forma basis, as if Lightspan revenues and cost of revenues prior to the acquisition had been included for all periods presented, is as follows:

	Three Months Ended January 31,
	2005	2004
Revenue category	As Reported	As Reported	Pro Forma

License fees	69.1%	74.4%	74.4%
Subscriptions	49.0%	62.8%	64.8%
Services	25.3%	40.6%	42.3%
Other	-4.2%	13.6%	13.6%
Total	46.7%	58.5%	59.1%

        The decrease in gross profit margin, both as reported and pro forma, for the three months ended January 31, 2005 from the same period in 2004 resulted primarily from the higher proportion of services revenues included in our product sales mix in 2005, which carry lower margins, and the cost of revenues factors discussed above. Future gross profit margin will be dependent primarily on the amount of revenue, our revenue mix, the amount of professional development expenses required to provide our services, and the amortization of capitalized product development costs and acquired technology included in cost of revenues. Gross profit margin is expected to be lower for fiscal year 2005, compared to fiscal year 2004, as a result of these factors and the required implementation of SFAS No. 123(R) in our fourth quarter 2005.

Operating Expenses

Sales and Marketing

        The following table presents sales and marketing expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,
	2005		2004
Sales and Marketing	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$13,326	52.4%	$15,185	57.4%	-12.2%
Lightspan (pre-acquisition)	—		1,282

Pro forma	$13,326	52.4%	$16,467	60.1%	-19.1%

        Sales and marketing expenses, both as reported and pro forma, decreased for the three months ended January 31, 2005, as compared to 2004, due primarily to the achievement of cost synergies from combining the PLATO and Lightspan sales and marketing activities, realignment of our service resources to focus on service revenue growth initiatives (which shifted some costs from selling expense to cost of revenues), and decreased commissions resulting from the decrease in revenues. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues, integrate our acquisitions and realize sales and marketing productivity improvements. For the full fiscal year 2005, sales and marketing expenses are expected to be below fiscal year 2004 amounts, excluding the impact from the implementation of SFAS No. 123(R), required in our fourth quarter 2005.

General and Administrative

        The following table presents general and administrative expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,
	2005		2004
General and Administrative	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$4,210	16.5%	$4,492	17.0%	-6.3%
Lightspan (pre-acquisition)	—		310

Pro forma	$4,210	16.5%	$4,802	17.5%	-12.3%

        General and administrative expenses, both as reported and pro forma, decreased for the three months ended January 31, 2005, as compared to the same period in 2004, due primarily to the achievement of cost synergies from combining the PLATO and Lightspan general and administrative activities. For the full fiscal year 2005, general and administrative expenses are expected to be below fiscal year 2004 amounts, excluding the impact from the implementation of SFAS No. 123(R), required in our fourth quarter 2005.

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

        The following table presents product development expenses, as reported and on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included for all periods presented:

	Three Months Ended January 31,
	2005		2004
Product Development	$	% of revenue	$	% of revenue	% Change

PLATO (as reported)	$1,471	5.8%	$2,203	8.3%	-33.2%
Lightspan (pre-acquisition)	—		327

Pro forma	$1,471	5.8%	$2,530	9.2%	-41.9%

        Product development expenses, both as reported and pro forma, decreased for the three months ended January 31, 2005, as compared to the same period in 2004, due primarily to the increased capitalization of approximately $1,100 of Lightspan and New Media-related product development costs, compared to the same period in 2004.

        Product development spending, before capitalization and amortization, was 17.1% of total revenues, as reported, for the three months ended January 31, 2005, compared to 14.6% for the same period in 2004. Our spending percentage and spending dollars increased due to new projects undertaken in 2005. As part of our growth strategy, we intend to continually introduce new products and product improvements. The extent of our future product development spending and the amount of our future capitalized product development costs are dependent on our ability to develop and introduce new products and product improvements on a cost-effective and timely basis. For the full fiscal year 2005, product development expenses are expected to be below fiscal year 2004 amounts, excluding the impact from the implementation of SFAS No. 123(R), required in our fourth quarter 2005.

Amortization of Intangibles

        Expense for the three months ended January 31, 2005 and 2004 represented the amortization of identified intangible assets, other than acquired technology, from our acquisitions. Acquired technology intangible assets are amortized through cost of revenues. See Note 6 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.

Restructuring and Other Charges

        Restructuring and other charges of $2,289 for the three months ended January 31, 2005 include severance costs for headcount reductions and costs paid to, or claimed by, terminated executive officers under employment agreements.

        In January 2005, we initiated plans to reduce headcount by approximately 30 positions and close certain facilities in the United Kingdom (“U.K.”). This restructuring is part of an ongoing evaluation of our U.K. operations and we are continuing to explore alternatives as necessary to improve the U.K.’s impact on our profitability. Severance costs of $430 for these planned employee terminations were recorded during the three months ended January 31, 2005. The majority of these costs are expected to be paid during our second quarter of 2005 as employees are terminated. Additional charges are expected in 2005 for costs associated with the planned facility closings. These charges will be recorded as the facilities are closed and no longer being used.

        Also in January 2005, we reduced headcount in the United States to more closely align our cost structure with expected revenues in 2005. Six positions were eliminated and severance charges of $273 were recorded during the three months ended January 31, 2005. All of these costs had been paid as of January 31, 2005.

        In November 2004, we announced the resignations of John Murray, our Chairman, President and Chief Executive Officer, and three other executive officers. We recorded charges of $1,586 related to these executive terminations during the three months ended January 31, 2005, of which $274 had been paid as of January 31, 2005. We are currently negotiating the terms of Mr. Murray’s severance arrangement and the amount and timing of charges related to it have not yet been finalized.

        We are continuing to review our business operations and strategy, and may implement changes to improve our focus and efficiency in the future. As a result, additional restructuring and other charges may be incurred.

Income Taxes

        As discussed under the caption “Critical Accounting Policies and Estimates”, as a result of the Lightspan acquisition, the net deferred tax assets as of the acquisition date, excluding the deferred tax liability relating to tax deductible goodwill (which cannot be used to support realization of the other net deferred tax assets), were fully reserved for in purchase accounting, thereby increasing goodwill, in the first quarter of 2004. Any future reductions of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction to goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. Income tax expense for future periods, however, will be impacted by any reductions in the valuation allowance related to post-acquisition deferred tax assets, for which we have also recorded a full valuation allowance at January 31, 2005 and October 31, 2004.

        Our historical effective income tax rate has been highly volatile due to the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we do not record an income tax benefit due to the uncertainty of realizing these tax benefits in future years in our foreign jurisdictions. Our effective income tax rate for future quarters and fiscal years is dependent on the level of profitability in each of the U.S. and our foreign subsidiaries. In addition, even if there is a loss in the U.S., we expect income tax expense of approximately $600 per year, or $150 per quarter, related to amortization of goodwill that is deductible for tax purposes but not for book purposes. As goodwill from the NetSchools acquisition is amortized for tax purposes, the book basis of the goodwill will further exceed the tax basis, resulting in increases to the related deferred tax liability, which cannot be used to support realization of the other net deferred tax assets. We currently expect a consolidated income tax rate of about 45% for the full year 2005. The extent of any variance from this expectation is highly dependent on our operating results in each of our U.S. and foreign subsidiaries. A larger than expected foreign loss, or lower than expected U.S. profit, will likely result in a higher consolidated effective tax rate. Conversely, if our foreign or U.S. subsidiaries are more profitable than planned, our consolidated effective tax rate could decline.

FINANCIAL CONDITION

Liquidity and Capital Resources

        At January 31, 2005, our principal sources of liquidity included cash and cash equivalents of $38,859, marketable securities of $2,999, net accounts receivable of $28,672, and our unused line of credit of $12,500. Working capital was $23,533 and $29,769 at January 31, 2005 and October 31, 2004, respectively.

        The decrease in working capital was primarily due to the decrease in net accounts receivable of $13,180, offset by the decreases in accounts payable and accrued salaries and benefits of $4,062 and deferred revenue of $2,310. Accounts receivable decreased due to collection of amounts outstanding at year end and improvements in our collection process. Accounts payable and accrued salaries and benefits decreased due to payment of amounts accrued at year end, including year end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than cash, decreased due to more of these products and services being delivered than were added through new business in the quarter.

        During the three months ended January 31, 2005, cash and cash equivalents increased $9,624. Cash used in operations, excluding changes in our asset and liability accounts, of $2,785, was more than offset by the changes in our asset and liability accounts of $1,085, the cash flow from investing activities of $9,642, and the cash flow from financing activities of $1,374. Depreciation and amortization was $4,984 for the three months ended January 31, 2005, an increase of $529 compared to the same period in 2004, due primarily to increased amortization of identified intangible assets and capitalized product development costs as mentioned below. The cash flow from changes in our asset and liability accounts was primarily due to the factors described above.

        During the three months ended January 31, 2004, cash and cash equivalents increased $362. Cash used in operations, excluding changes in our asset and liability accounts, of $2,583 was more than offset by the changes in our asset and liability accounts of $1,331, and the cash flows from our investing activities of $204 and our financing activities of $1,251. Changes in our asset and liability accounts were primarily due to decreased accounts receivable and increased deferred revenue, partially offset by increased prepaid expenses and other current assets and decreased accrued liabilities.

        Net cash provided by our investing activities was $9,642 and $204 for the three months ended January 31, 2005 and 2004, respectively.

        During the three months ended January 31, 2005, as compared to the same period in 2004, we increased our capitalization of product development costs by $1,212, increased our purchases of marketable securities by $2,985, and increased our sales and maturities of marketable securities by $16,135. Capitalization of product development costs increased primarily due to devoting substantial resources to develop courseware related to the Lightspan and New Media acquisitions. We also had net cash provided from the Lightspan and New Media acquisitions of $2,324 for the three months ended January 31, 2004.

        Net cash provided by our financing activities, principally from the exercise of stock options, was $1,374 and $1,251 for the three months ended January 31, 2005 and 2004, respectively.

        Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. We did not repurchase any shares of our common stock during the three months ended January 31, 2005. Cumulatively, we have repurchased approximately 1,465,000 shares for an aggregate cost of approximately $13,700 under the repurchase plan and approximately $1,300 remains available for future repurchases, if any.

        We have resources available under our revolving loan agreement with Wells Fargo Bank, N.A. to provide borrowings up to $12,500, through July 1, 2005, as determined by the available borrowing base. At January 31, 2005, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended January 31, 2005.

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

        We do not have any off-balance sheet arrangements as of January 31, 2005.

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

        A table showing our contractual obligations was provided in Item 7. of our Annual Report on Form 10-K for the year ended October 31, 2004. There were no significant changes to our contractual obligations during the three months ended January 31, 2005.

        At January 31, 2005, we had no significant commitments for capital expenditures.

        With the acquisition of New Media in 2004, there is additional guaranteed deferred consideration of approximately $450 due over the period from the acquisition date through December 2006 based on New Media revenues. As of January 31, 2005, no payments of this additional consideration have been required.

Interest Rate Risk

        Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At January 31, 2005, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

Foreign Currency Exchange Rate Risk

        We market our products and services worldwide and have operations in Canada and the U.K. As a result, financial results and cash flows could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Working funds necessary to facilitate the short-term operations of our foreign subsidiaries are kept in local currencies in which they do business. Any gains or losses from foreign currency transactions are included in the consolidated statements of operations. Approximately 4% and 2% of our total revenues, as reported, were denominated in currencies other than the U.S. dollar for the three months ended January 31, 2005 and 2004, respectively. Our foreign subsidiaries are not a significant component of our business, and, as a result, risk relating to foreign currency fluctuation is considered minimal.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value presented above were required. SFAS 123(R) is effective for our fourth quarter of 2005. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

        As of January 31, 2005, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in our internal controls over financial reporting, or in other factors that could significantly affect internal controls, subsequent to the date of their evaluation during the most recent fiscal quarter.

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

PART II.

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

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

The Audit Committee of the Company has reviewed this matter in detail. The Audit Committee has considered the circumstances and effect of the loss of independence with respect to the audit of the fiscal year 2003 financial statements, the costs and other effects of engaging new independent auditors to re-audit the fiscal 2003 financial statements, and the fact that the Company is not aware of any impact on its fiscal 2003 financial statements from this lack of independence. The Audit Committee consulted with the outside legal counsel of the Company and the staff of the Securities and Exchange Commission in reaching its decision to not re-audit the fiscal 2003 financial statements and to continue the engagement of PwC as its independent auditors.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number and Description

31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were filed during the quarter ended January 31, 2005:

November 10, 2004 announcing the resignation of Greg Melsen as Chief Financial Officer and the appointment of Larry Betterley as Vice President and Chief Financial Officer.

November 10, 2004 providing updated financial guidance for our fourth quarter and fiscal year 2004.

November 17, 2004 announcing the resignation of John Murray as Chairman, President and Chief Executive Officer, the appointment of David W. Smith as interim President and Chief Executive Officer, and the appointment of Thomas Hudson as Chairman of the Board of Directors.

November 23, 2004 announcing that our fourth quarter and fiscal year 2004 financial results would be released on December 15, 2004, instead of the previously announced December 2, 2004, and to reaffirm the updated financial guidance issued on November 10, 2004.

December 8, 2004 to file our Amended and Restated By-Laws.

December 15, 2004 announcing our fourth quarter and fiscal year 2004 financial results.

December 17, 2004 to file employment agreements with certain executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC.	By	/s/ MICHAEL A. MORACHE

March 14, 2005		Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ LAURENCE L. BETTERLEY

Laurence L. Betterley
Senior Vice President and Chief FinancialOfficer
(principal financial and accounting officer)