Form 10-Q
period 2005-04-30
PLATO LEARNING INC
filed 2005-06-09
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,491,497 shares of common stock, $.01 par value, outstanding as of May 31, 2005.

PLATO LEARNING, INC.
Form 10-Q
Quarter Ended April 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues:
License fees	$14,233	$17,213	$25,328	$30,272
Subscriptions	4,517	5,325	9,050	9,833
Services	10,908	7,197	19,104	13,534
Other	1,771	2,585	3,402	5,129

Total revenues	31,429	32,320	56,884	58,768

Cost of revenues:
License fees	2,869	3,234	6,301	6,575
Subscriptions	2,142	2,061	4,455	3,740
Services	6,108	4,570	12,234	8,334
Other	1,985	2,342	3,685	4,541

Total cost of revenues	13,104	12,207	26,675	23,190

Gross profit	18,325	20,113	30,209	35,578

Operating expenses:
Sales and marketing	13,410	15,793	26,736	30,978
General and administrative	4,842	5,040	9,052	9,532
Product development	1,222	1,346	2,693	3,549
Amortization of intangibles	1,080	1,102	2,172	2,085
Restructuring and other charges	632	—	2,921	—

Total operating expenses	21,186	23,281	43,574	46,144

Operating loss	(2,861)	(3,168)	(13,365)	(10,566)
Interest income	168	138	380	257
Interest expense	(28)	(37)	(43)	(72)
Other expense, net	(83)	(13)	(153)	(84)

Loss before income taxes	(2,804)	(3,080)	(13,181)	(10,465)
Income tax expense	150	150	300	300

Net loss	$(2,954)	$(3,230)	$(13,481)	$(10,765)

Loss per share:
Basic and diluted	$(0.13)	$(0.14)	$(0.58)	$(0.48)

Weighted average common shares outstanding:
Basic and diluted	23,378	22,989	23,240	22,236

See Notes to Consolidated Financial Statements

PLATO Learning, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	April 30,	October 31,
	2005	2004
	(Unaudited)	(See Note)
ASSETS

Current assets:
Cash and cash equivalents	$25,534	$29,235
Marketable securities	5,982	12,615
Accounts receivable, net	28,589	41,852
Prepaid expenses and other current assets	9,672	9,460

Total current assets	69,777	93,162
Long-term marketable securities	—	3,608
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $11,955 and $10,361, respectively	7,499	7,946
Product development costs, net of accumulated amortization of $22,294 and $18,835, respectively	18,628	17,116
Goodwill	71,997	71,267
Identified intangible assets, net	35,291	39,432
Other assets	1,088	213

Total assets	$204,280	$232,744

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,104	$5,196
Accrued employee salaries and benefits	6,798	8,772
Accrued liabilities	5,624	6,383
Deferred revenue	33,434	43,042

Total current liabilities	47,960	63,393
Long-term deferred revenue	5,835	8,533
Deferred income taxes	1,622	1,322
Other liabilities	39	46

Total liabilities	55,456	73,294

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,495 shares issued and 23,475 shares outstanding at April 30, 2005; 23,095 shares issued and 23,075 shares outstanding at October 31, 2004	235	231
Additional paid in capital	165,457	162,956
Treasury stock at cost, 20 shares	(205)	(205)
Accumulated deficit	(16,331)	(2,850)
Accumulated other comprehensive loss	(332)	(682)

Total stockholders’ equity	148,824	159,450

Total liabilities and stockholders’ equity	$204,280	$232,744

Note: The balance sheet at October 31, 2004 has been derived from our audited financial statements at that date.

See Notes to Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	April 30,
	2005	2004
Operating activities:
Net loss	$(13,481)	$(10,765)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	300	300
Amortization of capitalized product development costs	3,463	3,478
Amortization of identified intangible and other noncurrent assets	4,280	3,763
Depreciation and amortization of equipment and leasehold improvements	1,743	1,837
Restructuring and other charges	2,921	—
Provision for doubtful accounts	674	827
Stock-based compensation	39	217
Loss on disposal of equipment	32	1
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,589	5,775
Prepaid expenses and other current and noncurrent assets	(1,170)	(755)
Accounts payable	(3,092)	(1,854)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(5,588)	(6,210)
Deferred revenue	(12,306)	(834)

Total adjustments	3,885	6,545

Net cash used in operating activities	(9,596)	(4,220)

Investing activities:
Acquisitions, net of cash acquired	—	2,460
Capitalization of product development costs	(5,211)	(4,291)
Capital expenditures	(1,375)	(1,112)
Purchases of marketable securities	(9,266)	(287)
Sales and maturities of marketable securities	19,559	370

Net cash provided by (used in) investing activities	3,707	(2,860)

Financing activities:
Net proceeds from issuance of common stock	1,925	1,491
Repurchase of common stock	—	(205)
Repayments of capital lease obligations	(127)	(70)

Net cash provided by financing activities	1,798	1,216

Effect of foreign currency on cash	390	(28)

Net decrease in cash and cash equivalents	(3,701)	(5,892)
Cash and cash equivalents at beginning of period	29,235	23,834

Cash and cash equivalents at end of period	$25,534	$17,942

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

Stock-Based Compensation

     We account for our stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123.” For purposes of the pro forma disclosures, the estimated fair value of stock-based employee compensation is amortized to expense over the vesting period of the related arrangement.

     Had compensation expense for the stock-based employee compensation been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, reported results for the three and six months ended April 30, 2005 would have been adjusted to the pro forma amounts presented below:

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2005	2005
Net loss, as reported	$(2,954)	$(13,481)
Add: stock-based compensation expense included in reported net loss	39	39
Deduct: stock-based compensation expense determined using the fair value based method for all awards	(775)	(1,505)

Pro forma net loss	$(3,690)	$(14,947)

Basic and diluted loss per share:
As reported	$(0.13)	$(0.58)

Pro forma	$(0.16)	$(0.64)

     We recently discovered that our disclosures of pro forma stock-based compensation expense deductions, pro forma net losses, and pro forma basic and diluted net loss per share amounts included in previous filings with the Securities and Exchange Commission (“SEC”) have been incorrect, primarily related to the treatment of stock option forfeitures and recognition of related tax benefits. The pro forma disclosures included below have been corrected based on our revised calculations.

     Had compensation expense for the stock-based employee compensation been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, reported results for the three and six months ended April 30, 2004 and the three months ended January 31, 2005, would have been adjusted to the pro forma amounts presented below, including the effects of the correction discussed above:

	Three Months Ended		Six Months Ended		Three Months Ended
	April 30, 2004		April 30, 2004		January 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net loss, as reported	$(3,230)	$(3,230)	$(10,765)	$(10,765)	$(10,527)	$(10,527)
Add: stock-based compensation expense included in reported net loss	217	217	217	217	—	—
Deduct: stock-based compensation expense determined using the fair value based method for all awards	(2,269)	(1,545)	(3,895)	(2,645)	(1,030)	(730)

Pro forma net loss	$(5,282)	$(4,558)	$(14,443)	$(13,193)	$(11,557)	$(11,257)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.14)	$(0.48)	$(0.48)	$(0.46)	$(0.46)

Pro forma	$(0.23)	$(0.20)	$(0.65)	$(0.59)	$(0.50)	$(0.49)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value presented above were required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SFAS 123(R) is effective for our first quarter of 2006 and the adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

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

Six Months
Ended
April 30, 2004
(Unaudited)
Revenues	$59,737
Net loss	(12,496)
Basic and diluted loss per share	(0.55)

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

5. Accounts Receivable

     The components of accounts receivable were as follows:

	April 30,	October 31,
	2005	2004
Trade accounts receivable	$22,306	$28,396
Installment accounts receivable	9,247	16,168
Allowance for doubtful accounts	(2,964)	(2,712)

	$28,589	$41,852

     The provision for doubtful accounts, included in general and administrative expense on the consolidated statements of operations, was $369 and $481 for the three months, and $674 and $827 for the six months ended April 30, 2005 and 2004, respectively.

6. Goodwill and Identified Intangible Assets

Goodwill

     The changes in goodwill from October 31, 2004 were as follows:

Balance, October 31, 2004	$71,267
Release of shares from escrow	541
Foreign currency translation	189

Balance, April 30, 2005	$71,997

     Goodwill was increased by $541 as a result of the release of the remaining escrow shares relating to the NetSchools acquisition in 2002.

Identified Intangible Assets

     Identified intangible assets subject to amortization were as follows:

	April 30, 2005			October 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$24,926	$(7,932)	$16,994	$24,856	$(5,882)	$18,974
Trademarks and tradenames	3,680	(1,682)	1,998	3,680	(1,328)	2,352
Customer relationships and lists	21,243	(5,215)	16,028	21,238	(3,653)	17,585
Noncompete agreements	1,090	(819)	271	1,090	(569)	521

	$50,939	$(15,648)	$35,291	$50,864	$(11,432)	$39,432

     Amortization expense for identified intangible assets was $2,037 and $1,983 for the three months and $4,280 and $3,763 for the six months ended April 30, 2005 and 2004, respectively, of which $957 and $881, and $2,108 and $1,678, was included in cost of revenues related to license fees and subscriptions for each period, respectively.

     The estimated future annual amortization expense for identified intangible assets is as follows:

Remainder of 2005	3,914
2006	7,163
2007	6,940
2008	6,341
2009	5,330
Thereafter	5,603

$35,291

     The amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets, changes in foreign currency exchange rates, and other factors.

7. Debt

Revolving Loan

     Our revolving loan agreement with Wells Fargo Bank, N.A. provides for a maximum $12,500 line of credit through July 1, 2005. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at April 30, 2005 or October 31, 2004.

     The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended April 30, 2005, except for the Minimum Tangible Net Worth covenant. We have received a waiver from Wells Fargo Bank, N.A. covering this noncompliance. We are currently negotiating an extension of our revolving loan agreement.

8. Deferred Revenue

     The components of deferred revenue were as follows:

	April 30,	October 31,
	2005	2004
License fees	$3,860	$5,490
Subscriptions	9,722	13,473
Services	25,316	32,079
Other	371	533

Total	39,269	51,575
Less: long-term amounts	(5,835)	(8,533)

Current portion	$33,434	$43,042

9. Commitments and Contingencies

Employment Agreements

     In February 2005, Michael A. Morache, was appointed President and Chief Executive Officer of PLATO Learning, Inc., at which time we entered into an employment agreement with Mr. Morache which provides for, among other things, annual salary, benefits, and cash bonus payments and restricted stock and stock option grants as determined by our Board of Directors. The agreement also provides for potential future cash payments of up to $1,600 subject to certain conditions and events.

Legal Proceedings

     Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. On April 1, 2005, the complaint was dismissed with prejudice. On April 15, 2005, the plaintiff filed a motion for reconsideration. The court has not yet ruled on that motion.

10. Restructuring and Other Charges

     Restructuring and other charges include primarily severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. These charges are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	April 30, 2005	April 30, 2005
Restructuring charges:
U.K. facility closure liabilities	$313	$313
Severance and related benefits for U.K. headcount reduction	22	452
Severance and related benefits for U.S. headcount reduction	26	299
Other	92	92

	453	1,156

Other charges:
Executive officer changes	9	1,595
Other	170	170

	179	1,765

	$632	$2,921

Restructuring Charges

     In January 2005, we initiated plans to reduce headcount by approximately 30 positions and close certain facilities in the United Kingdom (“U.K.”). This restructuring is part of an ongoing evaluation of our U.K. operations and we are continuing to explore alternatives as necessary to improve the U.K.’s impact on our profitability. Severance costs of $430 for these planned employee terminations were recorded during the three months ended January 31, 2005. Additional severance costs of $22 were recorded during the six months ended April 30, 2005. The majority of these severance costs had been paid as of April 30, 2005. As part of this U.K. restructuring, facility closing costs of $313 were recorded during the three months ended April 30, 2005 as the facilities were vacated.

     Also in January 2005, we reduced headcount in the United States to reduce management layers and improve efficiency. Six positions were eliminated and severance charges of $273 were recorded during the three months ended January 31, 2005. One additional position was eliminated during the three months ended April 30, 2005 and $26 of additional severance charges was recorded. All of these costs had been paid as of April 30, 2005.

     The restructuring reserve activity was as follows:

	U.S.	U.K.
	Severance and	Severance and	Facility
	related benefits	related benefits	closings
Provision for restructuring	$273	$430	$313
Adjustment to provision	26	22	—
Cash payments	(299)	(399)	—

	$—	$53	$313

Other Charges

     In November 2004, we announced the resignations of John Murray, our Chairman, President and Chief Executive Officer, and three other executive officers. The severance provisions of Mr. Murray’s employment agreement, dated January 1, 2001, provide for him to (a) be paid his current base salary of $350 per year through December 31, 2007, (b) be paid bonus earned for the fiscal year ended October 31, 2004 and a pro rata portion of bonus, if earned, for the fiscal year ending October 31, 2005, and (c) be granted options to purchase 260,000 shares of common stock, with an exercise price equal to fair market value as of the date of grant, which will vest over a three-year period. In addition, certain options previously granted to Mr. Murray will accelerate and be immediately exercisable under the original terms of the options. Mr. Murray’s right to receive these benefits is subject to his complying with his continuing obligations under the employment agreement related to a transition period and the confidentiality, non-competition and non-solicitation provisions of the employment agreement, and executing a release of claims. In March 2005, we finalized Mr. Murray’s severance arrangements and entered into an agreement to pay him $1,000 in lieu of the stock option grant mentioned above. The $1,000 value of this agreement was assigned to the non-compete provisions of his employment agreement and is being amortized over its three-year period. This amortization is included in general and administrative expense on the consolidated statements of operations.

     We recorded charges of $1,586 related to these executive terminations during the three months ended January 31, 2005. Additional charges of approximately $179 were recorded during the three months ended April 30, 2005, primarily for legal costs related to executive terminations and contract termination costs.

11. Income Taxes

     At April 30, 2005 and October 31, 2004, our deferred tax assets were fully reserved. At October 31, 2004, approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the United States (“U.S.”) of approximately $72,451, which expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 for our net operating loss carryforwards of approximately $5,293 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

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

     The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, have been reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2005, this expectation is highly dependent on the improvement of operational performance. Lightspan has historically incurred significant operating losses, which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.

12. Per Share Data

     The calculation of basic and diluted loss per share was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net loss	$(2,954)	$(3,230)	$(13,481)	$(10,765)

Basic and diluted:
Weighted average common shares outstanding	23,378	22,989	23,240	22,236

Basic and diluted loss per share	$(0.13)	$(0.14)	$(0.58)	$(0.48)

     The calculation of diluted loss per share for the three and six months ended April 30, 2005 and 2004 excluded the effect of approximately 3,457,000 and 3,502,000 potential common shares from the conversion of outstanding options and warrants and common shares held in escrow, respectively, as they were antidilutive.

13. Comprehensive Loss

     Total comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net loss	$(2,954)	$(3,230)	$(13,481)	$(10,765)
Unrealized gains on available for sale securities	10	—	52	—
Foreign currency translation adjustments	81	(233)	298	4

Total comprehensive loss	$(2,863)	$(3,463)	$(13,131)	$(10,761)

14. Segment and Geographic Information

     We operate and manage our business as one industry segment, which is the development and marketing of educational software and related services. We have foreign subsidiaries in Canada and the U.K. Our foreign operations are not significant to our consolidated business. At April 30, 2005, approximately 7% of our long-term assets were located in foreign countries, and for the three and six months ended April 30, 2005, approximately 4% of our revenues were from foreign countries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
              (Dollars in thousands, except per share amounts)

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

Allowance for Doubtful Accounts

     We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience, and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statements of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience, and our credit assessment process. We believe that the current budget difficulties facing some states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. Our provision for bad debts is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our allowance for doubtful accounts was $2,964, or 9.4% of gross accounts receivable, at April 30, 2005, as compared to $2,712, or 6.1%, at October 31, 2004.

Capitalized Product Development Costs

     Our product development costs relate to the research, development, enhancement, and maintenance of our courseware products. The amortization of capitalized product development costs is included in cost of revenues related to license fees and subscriptions. Research and development costs, relating principally to the design and development of new products and the routine enhancement and maintenance of existing products, are expensed as incurred. We capitalize product development costs when the projects under development reach technological feasibility. Many of our new products leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. We amortize these costs using the greater of: (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is generally three years. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization.

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

     At April 30, 2005 and October 31, 2004, our deferred tax assets were fully reserved. At October 31, 2004, approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the United States (“U.S.”) of approximately $72,451, which expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 for our net operating loss carryforwards of approximately $5,293 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.

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

     The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, have been reviewed for realization primarily based upon historical results and secondarily upon projected results. Although we expect taxable income in 2005, this expectation is highly dependent on the improvement of operational performance. Lightspan has historically incurred significant operating losses, which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.

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

     We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one reporting unit and therefore compare our book value to our fair value (market capitalization plus a control premium). If our fair value exceeds our book value, our goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If our book value exceeds our fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessment as of October 31, 2004. Goodwill was not impaired and no impairment charge was recorded.

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

RESULTS OF OPERATIONS

Operating Results as a Percentage of Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues:
License fees	45.3%	53.2%	44.5%	51.5%
Subscriptions	14.4	16.5	15.9	16.8
Services	34.7	22.3	33.6	23.0
Other	5.6	8.0	6.0	8.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License fees	9.1	10.0	11.1	11.2
Subscriptions	6.8	6.4	7.8	6.4
Services	19.5	14.1	21.5	14.2
Other	6.3	7.3	6.5	7.7

Total cost of revenues	41.7	37.8	46.9	39.5

Gross profit	58.3	62.2	53.1	60.5

Operating expenses:
Sales and marketing	42.7	48.9	47.0	52.7
General and administrative	15.4	15.6	15.9	16.2
Product development	3.9	4.1	4.7	6.0
Amortization of intangibles	3.4	3.4	3.8	3.6
Restructuring and other charges	2.0	—	5.2	—

Total operating expenses	67.4	72.0	76.6	78.5

Operating loss	(9.1)	(9.8)	(23.5)	(18.0)
Interest income and expense and other expense, net	0.2	0.3	0.3	0.2

Loss before income taxes	(8.9)	(9.5)	(23.2)	(17.8)
Income tax expense	0.5	0.5	0.5	0.5

Net loss	(9.4)%	(10.0)%	(23.7)%	(18.3)%

     The following discussion of the results of operations for the six months ended April 30, 2005 compared to the same period in 2004 includes non-GAAP financial measures that present the combined revenues and operating expenses on a pro forma basis as if Lightspan had been acquired as of November 1, 2003. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Our management views these non-GAAP financial measures to be helpful in assessing our progress in integrating the operations of Lightspan. In addition, these non-GAAP financial measures facilitate internal comparisons to our historical operating results and comparisons to competitors’ operating results. We include these non-GAAP financial measures because we believe they are useful to investors in allowing for greater transparency related to supplemental information used by our management in its financial and operational analysis. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used herein to their most directly comparable GAAP financial measures as provided with our consolidated financial statements.

Revenues

Total Revenues

     Total revenues for the three months ended April 30, 2005 were $31,429, a decrease of 2.8% from the $32,320 reported for the same period in 2004. Total revenues for the six months ended April 30, 2005 were $56,884, a decrease of 3.2% from the $58,768 reported for the same period in 2004. Total revenues on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included, were $59,737 for the six months ended April 30, 2004.

     Total revenues for the three and six months ended April 30, 2005 decreased, as compared to the same periods in 2004, primarily due to the impact of several initiatives implemented in 2005 and to management changes. Initiatives included realignment of the sales and service organizations to better serve the elementary market and implementation of new systems and procedures aimed at improving the efficiencies of our sales process in the future. These changes affected all non-service revenues, including deferred revenues. While these changes have a short-term negative impact, we expect that they will have a positive impact in the longer term. Service revenues continued to grow and nearly offset the decline in non-service revenue categories. We expect to recover from the negative impact of these initiatives in the second half of the year and achieve overall growth in total revenues for the full fiscal year 2005 over fiscal year 2004.

     We executed 29 orders of $100 or greater during the three months ended April 30, 2005, as compared to 51 for the same period in 2004. This decrease can be attributed to the factors affecting revenue mentioned above, resulting in low order volume. The average size of orders between $100 and $249 increased from $149 to $159, while the average size of orders of $250 and greater decreased from $629 to $506. The number and magnitude of these larger orders can have a significant impact on our operating results. Information regarding these larger orders was as follows:

	Three Months Ended April 30,
	2005		2004		% Change
Order Size	Number	Value	Number	Value	Number	Value

$100 to $249	19	$3,021	40	$5,961	-52.5%	-49.3%
$250 or greater	10	5,060	11	6,919	-9.1%	-26.9%

	29	$8,081	51	$12,880	-43.1%	-37.3%

	Six Months Ended April 30,
	2005		2004 (Pro Forma)		% Change
Order Size	Number	Value	Number	Value	Number	Value

$100 to $249	37	$5,550	70	$10,270	-47.1%	-46.0%
$250 or greater	21	9,984	25	16,037	-16.0%	-37.7%

	58	$15,534	95	$26,307	-38.9%	-41.0%

License Fees

     License fees revenues for the three months ended April 30, 2005 were $14,233, a decrease of 17.3% from the $17,213 reported for the same period in 2004. License fees revenues for the six months ended April 30, 2005 were $25,328, a decrease of 16.3% from the $30,272 reported for the same period in 2004. As reported and pro forma license fees revenues were the same for the six months ended April 30, 2004, as there were no Lightspan license fees revenues prior to the acquisition date during that period.

     The decrease in license fees revenues for the three and six months ended April 30, 2005, as compared to the same periods in 2004, can be attributed to the factors affecting revenue mentioned under the caption “Total Revenues” above. As a percentage of total revenues, license fees revenues decreased for the three and six months ended April 30, 2005, compared to the same periods in 2004, primarily due to the factors affecting revenue discussed earlier. An expected change in our revenue mix towards increased subscriptions revenues in the future could also impact our perpetual license fees revenues.

Subscriptions

     Subscriptions revenues for the three months ended April 30, 2005 were $4,517, a decrease of 15.2% from the $5,325 reported for the same period in 2004. Subscriptions revenues for the six months ended April 30, 2005 were $9,050, a decrease of 8.0% from the $9,833 reported for the same period in 2004. Subscriptions revenues on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included, were $10,364 for the six months ended April 30, 2004.

     The decrease in subscriptions revenues, both in dollars and as a percentage of revenues, can be attributed to the low order volume mentioned earlier and in part to stronger sales of our client hosted web courseware during the three and six months ended April 30, 2005. We do not believe this is a trend, but that we will see a gradual shift away from perpetual licenses to our subscription-based products in the future.

Services

     Services revenues for the three months ended April 30, 2005 were $10,908, an increase of 51.6% from the $7,197 reported for the same period in 2004. Services revenues for the six months ended April 30, 2005 were $19,104, an increase of 41.2% from the $13,534 reported for the same period in 2004. Services revenues on a pro forma basis, as if Lightspan revenues prior to the acquisition had been included, were $13,972 for the six months ended April 30, 2004.

     The increase in services revenues, both in dollars and as a percentage of revenues, were driven by our new Supplemental Educational Services offering, and also by substantial growth in our software support and educational consulting services revenues.

Other

     Other revenues for the three months ended April 30, 2005 were $1,771, a decrease of 31.5% from the $2,585 reported for the same period in 2004. Other revenues for the six months ended April 30, 2005 were $3,402, a decrease of 33.7% from the $5,129 reported for the same period in 2004. As reported and pro forma other revenues were the same for the six months ended April 30, 2004, as there were no Lightspan other revenues prior to the acquisition date during that period.

     Other revenues consist primarily of hardware and third-party courseware products. The elementary grade products acquired from Lightspan run on PlayStation® game consoles, which, along with the sale of related accessories, are a component of other revenues. The decreases in other revenues were primarily due to a decrease in hardware sales, which tend to fluctuate from quarter to quarter.

Backlog

     Our deferred revenue was $39,269 and $51,575 at April 30, 2005 and October 31, 2004, respectively. Deferred revenue excludes amounts that we expect to earn in the future from the U.S. Department of the Navy contract (approximately $12,300). Ultimate realization of this contract is dependent on delivery of services and customer acceptance. In prior filings, we have discussed a contract with the Idaho Department of Education, which was also excluded from deferred revenue. We have received notice of that customer’s intent to terminate that contract. We do not expect that this will have a significant impact on our business.

     In addition, at April 30, 2005, we have orders for approximately $2,952 of products and services from multiple customers that have not met various revenue recognition criteria and for which we are not yet able to bill customers. No assurances exist regarding when or if revenue will be recorded or customers will be billed for these products or services. All contracts and agreements are subject to the delivery of products and services, collection and other conditions.

Cost of Revenues

     Total cost of revenues for the three months ended April 30, 2005 were $13,104, an increase of 7.3% from the $12,207 reported for the same period in 2004. Total cost of revenues for the six months ended April 30, 2005 were $26,675, an increase of 15.0% from the $23,190 reported for the same period in 2004. Total cost of revenues on a pro forma basis, as if Lightspan cost of revenues prior to the acquisition had been included, were $23,432 for the six months ended April 30, 2004.

     Total cost of revenues, both in dollars and as a percentage of revenues, increased for the three and six months ended April 30, 2005, as compared to the same periods in 2004, due to a number of factors, including decreased license fees and subscriptions revenues (which have low variable costs), increased services revenues (which have higher costs), and increased investments in the service organization and realignment of those resources from sales support to billable activities (which shifted some costs from selling expense to cost of revenues).

     Amortization of capitalized product development costs, a component of cost of revenues related to license fees and subscriptions, was $1,595 and $1,714 for the three months, and $3,463 and $3,478 for the six months ended April 30, 2005 and 2004, respectively. Capitalized development costs were $2,335 and $2,627 for the three months, and $5,211 and $4,291 for the six months ended April 30, 2005 and 2004, respectively. The decrease in capitalized product development costs for the three-month period was primarily due to the completion of certain New Media projects. The increase in capitalized product development costs for the six-month period was primarily due to costs capitalized for Lightspan and New Media products since acquisition.

     A comparison of gross profit margin by revenue category is as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenue category	As Reported	As Reported	As Reported	As Reported
License fees	79.8%	81.2%	75.1%	78.3%
Subscriptions	52.6%	61.3%	50.8%	62.0%
Services	44.0%	36.5%	36.0%	38.4%
Other	-12.1%	9.4%	-8.3%	11.5%
Total	58.3%	62.2%	53.1%	60.5%

     The total gross profit margin on a pro forma basis, as if Lightspan gross profit prior to the acquisition had been included, was 60.8% for the six months ended April 30, 2004.

     The decreases in total gross profit margin resulted primarily from the higher proportion of services revenues included in our product sales mix in 2005, which carry lower margins, and the cost of revenues factors discussed earlier. Future gross profit margin will be dependent primarily on the amount of revenue, our revenue mix, the amount of professional development expenses required to provide our services, and the amortization of capitalized product development costs and acquired technology included in cost of revenues. Gross profit margin is expected to be lower for fiscal year 2005, compared to fiscal year 2004, as a result of these factors.

Operating Expenses

Sales and Marketing

     Total sales and marketing expenses for the three months ended April 30, 2005 were $13,410, a decrease of 15.1% from the $15,793 reported for the same period in 2004. Total sales and marketing expenses for the six months ended April 30, 2005 were $26,736, a decrease of 13.7% from the $30,978 reported for the same period in 2004. Total sales and marketing expenses on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included, were $32,260 for the six months ended April 30, 2004.

     Sales and marketing expenses, both in dollars and as a percentage of revenues, decreased for the three and six months ended April 30, 2005, as compared to the same periods in 2004, due primarily to cost reduction activities initiated in 2004 and 2005, realignment of our service resources from sales support to billable activities (which shifted some costs from selling expense to cost of revenues), and decreased commissions resulting from the decrease in revenues. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues and realize sales and marketing productivity improvements. For the full fiscal year 2005, sales and marketing expenses are expected to be below fiscal year 2004 amounts.

General and Administrative

     Total general and administrative expenses for the three months ended April 30, 2005 were $4,842, a decrease of 3.9% from the $5,040 reported for the same period in 2004. Total general and administrative expenses for the six months ended April 30, 2005 were $9,052, a decrease of 5.0% from the $9,532 reported for the same period in 2004. Total general and administrative expenses on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included, were $9,842 for the six months ended April 30, 2004.

     General and administrative expenses, both in dollars and as a percentage of revenues, decreased for the three and six months ended April 30, 2005, as compared to the same periods in 2004, due primarily to the achievement of cost reduction activities initiated in 2004 and 2005, somewhat offset by increased professional fees for Sarbanes-Oxley compliance and process improvements. For the full fiscal year 2005, general and administrative expenses are expected to be below fiscal year 2004 amounts.

Product Development

     The majority of our product development costs are required to be capitalized. Product development expense does not reflect these capitalized costs, as they are amortized through cost of revenues. Accordingly, our product development expense, as a percentage of revenue, does not reflect our total level of development activity.

     Total product development expenses for the three months ended April 30, 2005 were $1,222, a decrease of 9.2% from the $1,346 reported for the same period in 2004. Total product development expenses for the six months ended April 30, 2005 were $2,693, a decrease of 24.1% from the $3,549 reported for the same period in 2004. Total product development expenses on a pro forma basis, as if Lightspan expenses prior to the acquisition had been included, were $3,876 for the six months ended April 30, 2004.

     Product development expenses, both in dollars and as a percentage of revenues, decreased for the three and six months ended April 30, 2005, as compared to the same periods in 2004, due primarily to a shift in spending toward more capitalized projects compared to the same periods in 2004.

     Product development spending, before capitalization and amortization, was 11.3% and 12.3% of total revenues for the three months, and 13.9% and 13.3% for the six months ended April 30, 2005 and 2004, respectively. As part of our growth strategy, we intend to continually introduce new products and product improvements. For the full fiscal year 2005, product development spending is expected to be above fiscal year 2004 amounts, while product development expenses are expected to be below fiscal year 2004 amounts.

Amortization of Intangibles

     Expense for the three and six months ended April 30, 2005 and 2004 represented the amortization of identified intangible assets, other than acquired technology, from our acquisitions. Acquired technology intangible assets are amortized through cost of revenues. See Note 6 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.

Restructuring and Other Charges

     Restructuring and other charges include primarily severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. These charges are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	April 30, 2005	April 30, 2005
Restructuring charges:
U.K. facility closure liabilities	$313	$313
Severance and related benefits for U.K. headcount reduction	22	452
Severance and related benefits for U.S. headcount reduction	26	299
Other	92	92

	453	1,156

Other charges:
Executive officer changes	9	1,595
Other	170	170

	179	1,765

	$632	$2,921

     In January 2005, we initiated plans to reduce headcount by approximately 30 positions and close certain facilities in the United Kingdom (“U.K.”). This restructuring is part of an ongoing evaluation of our U.K. operations and we are continuing to explore alternatives as necessary to improve the U.K.’s impact on our profitability. Severance costs of $430 for these planned employee terminations were recorded during the three months ended January 31, 2005. Additional severance costs of $22 were recorded during the six months ended April 30, 2005. The majority of these severance costs had been paid as of April 30, 2005. As part of this U.K. restructuring, facility closing costs of $313 were recorded during the three months ended April 30, 2005 as the facilities were vacated.

     Also in January 2005, we reduced headcount in the United States to reduce management layers and improve efficiency. Six positions were eliminated and severance charges of $273 were recorded during the three months ended January 31, 2005. One additional position was eliminated during the three months ended April 30, 2005 and $26 of additional severance charges was recorded. All of these costs had been paid as of April 30, 2005.

     The restructuring reserve activity was as follows:

	U.S.	U.K.
	Severance and	Severance and	Facility
	related benefits	related benefits	closings
Provision for restructuring	$273	$430	$313
Adjustment to provision	26	22	—
Cash payments	(299)	(399)	—

	$—	$53	$313

     In November 2004, we announced the resignations of John Murray, our Chairman, President and Chief Executive Officer, and three other executive officers. The severance provisions of Mr. Murray’s employment agreement, dated January 1, 2001, provide for him to (a) be paid his current base salary of $350 per year through December 31, 2007, (b) be paid bonus earned for the fiscal year ended October 31, 2004 and a pro rata portion of bonus, if earned, for the fiscal year ending October 31, 2005, and (c) be granted options to purchase 260,000 shares of common stock, with an exercise price equal to fair market value as of the date of grant, which will vest over a three-year period. In addition, certain options previously granted to Mr. Murray will accelerate and be immediately exercisable under the original terms of the options. Mr. Murray’s right to receive these benefits is subject to his complying with his continuing obligations under the employment agreement related to a transition period and the confidentiality, non-competition and non-solicitation provisions of the employment agreement, and executing a release of claims. In March 2005, we finalized Mr. Murray’s severance arrangements and entered into an agreement to pay him $1,000 in lieu of the stock option grant mentioned above. The $1,000 value of this agreement was assigned to the non-compete provisions of his employment agreement and is being amortized over its three-year period. This amortization is included in general and administrative expense on the consolidated statements of operations.

     We recorded charges of $1,586 related to these executive terminations during the three months ended January 31, 2005. Additional charges of approximately $179 were recorded during the three months ended April 30, 2005, primarily for legal costs related to executive terminations and contract termination costs.

     We are continuing to review our business operations and strategy, and may implement changes to improve our focus and efficiency in the future. As a result, additional restructuring and other charges may be incurred.

Income Taxes

     As discussed under the caption “Critical Accounting Policies and Estimates”, as a result of the Lightspan acquisition, the net deferred tax assets as of the acquisition date, excluding the deferred tax liability relating to tax deductible goodwill (which cannot be used to support realization of the other net deferred tax assets), were fully reserved for in purchase accounting, thereby increasing goodwill, in the first quarter of 2004. Any future reductions of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction to goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. Income tax expense for future periods, however, will be impacted by any reductions in the valuation allowance related to post-acquisition deferred tax assets, for which we have also recorded a full valuation allowance at April 30, 2005 and October 31, 2004.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

     At April 30, 2005, our principal sources of liquidity included cash and cash equivalents of $25,534, marketable securities of $5,982, net accounts receivable of $28,589, and our unused line of credit of $12,500. Working capital was $21,817 and $29,769 at April 30, 2005 and October 31, 2004, respectively.

     The decrease in working capital was primarily due to the decrease in cash, cash equivalents, and marketable securities of $10,334 and the decrease in net accounts receivable of $13,263, offset by the decreases in accounts payable, accrued salaries and benefits, and accrued liabilities of $5,825, and deferred revenue of $9,608. Accounts receivable decreased due to low order volume in the first half of 2005, collection of amounts outstanding at year end, and improvements in our collection process. Accounts payable and accrued salaries and benefits decreased due to payment of amounts accrued at year end, including year end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than cash, decreased as more of these products and services were delivered than were added through new business, due to lower order volume, which was partially the result of the seasonality of orders.

     During the six months ended April 30, 2005, cash and cash equivalents decreased $3,701. Cash used in operations, excluding changes in our asset and liability accounts, was $29. The cash used by changes in our asset and liability accounts of $9,567, was partially offset by the cash provided by investing activities of $3,707, and the cash provided by financing activities of $1,798. Depreciation and amortization was $9,486 for the six months ended April 30, 2005, an increase of $408 compared to the same period in 2004, due primarily to increased amortization of identified intangible assets.

     During the six months ended April 30, 2004, cash and cash equivalents decreased $5,892. Cash used in operations, excluding changes in our asset and liability accounts, of $342, the cash used by changes in our asset and liability accounts of $3,878, and the cash used in our investing activities of $2,860, was slightly offset by the cash provided by our financing activities of $1,216.

     Net cash provided by our investing activities was $3,707 for the six months ended April 30, 2005, as compared to net cash used of $2,860 for the same period in 2004. During the six months ended April 30, 2005, as compared to the same period in 2004, we increased our capitalization of product development costs by $920, increased our purchases of marketable securities by $8,979, and increased our sales and maturities of marketable securities by $19,189. Capitalization of product development costs increased primarily due to devoting substantial resources to develop courseware related to the Lightspan and New Media acquisitions. We also had net cash provided from the Lightspan and New Media acquisitions of $2,460 for the six months ended April 30, 2004.

     Net cash provided by our financing activities, principally from the exercise of stock options, was $1,798 and $1,216 for the six months ended April 30, 2005 and 2004, respectively.

     Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. We did not repurchase any shares of our common stock during the six months ended April 30, 2005. Cumulatively, we have repurchased approximately 1,465,000 shares for an aggregate cost of approximately $13,700 under the repurchase plan and approximately $1,300 remains available for future repurchases, if any.

     We have resources available under our revolving loan agreement with Wells Fargo Bank, N.A. to provide borrowings up to $12,500, through July 1, 2005, as determined by the available borrowing base. At April 30, 2005, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. All applicable covenants were satisfied as of and for the twelve-month period ended April 30, 2005, except for the Minimum Tangible Net Worth covenant. We have received a waiver from Wells Fargo Bank, N.A. covering this noncompliance. We are currently negotiating an extension of our revolving loan agreement.

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

     We do not have any off-balance sheet arrangements as of April 30, 2005.

Disclosures about Contractual Obligations and Commercial Commitments

     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty agreements, and capital lease obligations. In addition, any future borrowings under our revolving loan agreement would require future use of cash.

     A table showing our contractual obligations was provided in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2004. There were no significant changes to our contractual obligations during the three months ended April 30, 2005.

     At April 30, 2005, we had no significant commitments for capital expenditures.

     With the acquisition of New Media in 2004, there is additional guaranteed deferred consideration of approximately $450 due over the period from the acquisition date through December 2006 based on New Media revenues. As of April 30, 2005, no payments of this additional consideration have been required.

Interest Rate Risk

     Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At April 30, 2005, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.

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

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value presented above were required. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SFAS 123(R) is effective for our first quarter of 2006 and the adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. As of April 30, 2005, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at a reasonable assurance level as of April 30, 2005 to make known to them in a timely fashion material information related to the Company required to be filed in this report due to the material weakness described below.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of April 30, 2005, the Company did not maintain effective controls over the accounting for pro forma stock-based compensation expense required to be disclosed under SFAS No. 123. Specifically, the Company did not maintain effective controls to ensure the appropriate pro forma accounting treatment of stock option forfeitures and recognition of related tax benefits. This control deficiency will result in the restatement of the Company’s annual consolidated financial statements for each of the three years in the period ended October 31, 2004, and the interim consolidated financial statements during fiscal years 2003 and 2004, and for the quarter ended January 31, 2005. Additionally, this control deficiency could result in a material misstatement to disclosures in annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2005, based on criteria in Internal Control-Integrated Framework.

     Subsequent to April 30, 2005, the Company has implemented additional processing and review procedures to ensure the proper accounting for pro forma stock-based compensation expense. The Company also plans to implement a software package that will assist them with more effective tracking of employee stock option activity and the calculations of stock-based compensation. By implementing these internal control improvements, the Company expects to remediate this material weakness before October 31, 2005, which is the Company’s required compliance date under the Act.

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

     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

Item 1. Legal Proceedings

Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. On April 1, 2005, the complaint was dismissed with prejudice. On April 15, 2005, the plaintiff filed a motion for reconsideration. The court has not yet ruled on that motion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on March 3, 2005. There were 23,145,986 shares of our common stock entitled to vote at the meeting and a total of 22,016,272 shares (95.1%) were represented.

Voting was as follows:

1.	Election of Director Joseph E. Duffy: For 21,747,445 and Withhold 268,827.

2.	Election of Director Thomas G. Hudson: For 18,345,154 and Withhold 2,671,118.

3.	Ratification of appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2005: For 21,667,551, Against 284,533, Abstain 64,188, and Broker Non-Vote 0.

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

PLATO LEARNING, INC.	By	/s/ MICHAEL A. MORACHE
June 9, 2005		Michael A. Morache
President and Chief Executive Officer (principal executive officer)

/s/ LAURENCE L. BETTERLEY
Laurence L. Betterley
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)