Form 10-K/A
period 2004-10-31
PLATO LEARNING INC
filed 2005-09-02
CIK 893965

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

PLATO LEARNING, INC.

Form 10-K/A
Fiscal Year Ended October 31, 2004

EXPLANATORY NOTE

(Dollars in thousands, except per share amounts)

      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 as filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2005 (the “Original Filing”) to restate our pro forma stock-based compensation disclosures in the notes to our consolidated financial statements. During the periods presented in the Original Filing, our disclosures of pro forma stock-based compensation expense, pro forma net earnings (loss), and pro forma basic and diluted net earnings (loss) per share were incorrect, primarily related to the treatment of stock option forfeitures and recognition of tax benefits. The impact of this restatement increased our pro forma net loss by $886 in 2004, and decreased our pro forma net loss by $1,277 for 2003, and $718 for 2002. See Note 2 to Consolidated Financial Statements. In 2001, the restatement reduced stock-based compensation expense from $3,282 to $2,328, increased pro forma net earnings from $223 to $1,523, and increased pro forma basic and diluted earnings per share from $0.02 to $0.11. In 2000, the restatement increased stock-based compensation expense from $1,054 to $1,301, decreased pro forma net earnings from $3,788 to $3,606, decreased pro forma basic earnings per share from $0.37 to $0.35, and decreased pro forma diluted earnings per share from $0.35 to $0.34. There is no impact on the consolidated balance sheets or the consolidated statements of operations or cash flows as a result of this restatement.

      This amendment is being filed solely to: (a) correct the pro forma disclosures mentioned above, (b) update the controls and procedures disclosure contained in Part II, Item 9A to address the errors, (c) provide a new power of attorney for our Directors, and (d) provide new certifications from the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the Original Filing and we have not updated other disclosures in this report to a later date. Therefore, this amendment should be read together with the other documents we have filed with the SEC subsequent to the Original Filing, which documents update and supersede certain information contained in this amendment.

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

      As discussed in Note 2 to the consolidated financial statements, the Company has restated its pro forma stock-based compensation disclosures for the three years ended October 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

December 15, 2004, except for the matters described in Note 2 under the heading Stock-Based Compensation (Restated)
as to which the date is August 4, 2005

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

Stock-Based Compensation (Restated)

      As previously disclosed in our Form 8-K dated June 9, 2005, our disclosures of pro forma stock-based compensation expense, pro forma net earnings (loss), and pro forma basic and diluted net earnings (loss) per share were incorrect for each of the three years in the period ended October 31, 2004, and the interim periods

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during fiscal years 2003 and 2004, primarily related to the treatment of stock option forfeitures and recognition of tax benefits. The disclosures below restate these pro forma results for the periods indicated.

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

	2004		2003		2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net loss, as reported	$(1,828)	$(1,828)	$(1,667)	$(1,667)	$(1,141)	$(1,141)
Stock-based compensation expense included in reported net loss, net of related tax effects	217	217	—	—	55	33
Stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(3,865)	(4,751)	(4,047)	(2,770)	(4,224)	(3,484)

Pro forma net loss	$(5,476)	$(6,362)	$(5,714)	$(4,437)	$(5,310)	$(4,592)

Basic and diluted loss per share:
As reported	$(0.08)	$(0.08)	$(0.10)	$(0.10)	$(0.07)	$(0.07)

Pro forma	$(0.24)	$(0.28)	$(0.35)	$(0.27)	$(0.32)	$(0.28)

      The weighted-average fair value of options granted and the assumptions used in the Black-Scholes stock option pricing model for this disclosure were as follows:

	2004	2003	2002

Fair value of options granted	$6.12	$3.82	$7.26
Expected life (years)	5	5	5
Risk-free rate of return	3.4%	2.9%	4.1%
Volatility	67.0%	66.0%	70.0%
Dividend yield	0.0%	0.0%	0.0%

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the restatement of pro forma disclosures presented above, the following tables present the unaudited pro forma disclosures for each of the quarterly periods in 2004 and 2003:

	2004

	January 31		April 30		July 31		October 31

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net earnings (loss), as reported	$(7,535)	$(7,535)	$(3,230)	$(3,230)	$6,724	$6,724	$2,213	$2,213
Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	—	—	217	217	—	—	—	—
Stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(1,626)	(1,100)	(2,269)	(1,545)	(1,419)	(1,225)	1,449	(881)

Pro forma net earnings (loss)	$(9,161)	$(8,635)	$(5,282)	$(4,558)	$5,305	$5,499	$3,662	$1,332

Earnings (loss) per share:
Basic
As reported	$(0.35)	$(0.35)	$(0.14)	$(0.14)	$0.29	$0.29	$0.10	$0.10

Pro forma	$(0.43)	$(0.40)	$(0.23)	$(0.20)	$0.23	$0.24	$0.16	$0.06

Diluted
As reported	$(0.35)	$(0.35)	$(0.14)	$(0.14)	$0.29	$0.29	$0.09	$0.09

Pro forma	$(0.43)	$(0.40)	$(0.23)	$(0.20)	$0.23	$0.23	$0.16	$0.06

	2003

	January 31		April 30		July 31		October 31

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net earnings (loss), as reported	$(3,407)	$(3,407)	$(1,821)	$(1,821)	$285	$285	$3,276	$3,276
Stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(960)	(778)	(1,141)	(829)	(983)	(650)	(963)	(513)

Pro forma net earnings (loss)	$(4,367)	$(4,185)	$(2,962)	$(2,650)	$(698)	$(365)	$2,313	$2,763

Basic and diluted earnings (loss) per share:
As reported	$(0.20)	$(0.20)	$(0.11)	$(0.11)	$0.02	$0.02	$0.20	$0.20

Pro forma	$(0.26)	$(0.25)	$(0.18)	$(0.16)	$(0.04)	$(0.02)	$0.14	$0.17

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

New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R is effective as of the beginning of our first interim or annual reporting period that begins after June 15, 2005, which is our fourth quarter of 2005. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

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

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Total cash usage related to this acquisition in 2002 was approximately $12,000, which included $6,050 cash paid as part of the purchase price, $1,505 in direct acquisition fees, $2,366 of NetSchools bank debt repaid subsequent to the closing date of the acquisition, $1,125 for NetSchools change-in-control and management incentive payments, and $750 for lease termination costs under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Direct acquisition fees consisted of investment banking, legal, and professional fees.

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

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PLATO LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of the end of the period covered by the Original Filing, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2004. However, as described below in “Compliance with Section 404 of the Sarbanes-Oxley Act of 2002,” it was later determined that our disclosure controls and procedures were not effective as of October 31, 2004 because we had a “material weakness” over the reporting of pro forma stock-based employee compensation expense in Note 2 to the financial statements.

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

Compliance with the Sarbanes-Oxley Act of 2002

      We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). Beginning with our Annual Report on Form 10-K for the year ending October 31, 2005, Section 404 of the Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

      As part of the preparation and testing of controls, we determined that we had a material weakness over the accounting for pro forma stock-based compensation expense, which is required to be disclosed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The pro forma disclosures previously presented in the notes to the financial statements were incorrect, primarily related to the treatment of stock option forfeitures and recognition of tax benefits. We have implemented additional processing and review procedures to ensure the proper accounting for pro forma stock-based compensation expense. We also plan to implement a software package that will assist with more effective tracking of employee stock option activity and the calculation of stock-based compensation. By implementing these internal control improvements, we expect to remediate this material weakness before October 31, 2005, which is our required compliance date under Section 404 of the Act.

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

PLATO LEARNING, INC.

By	/s/ MICHAEL A. MORACHE

Michael A. Morache
President and Chief Executive Officer

September 2, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 2, 2005.

Signature:		Title:

/s/ MICHAEL A. MORACHE Michael A. Morache		President and Chief Executive Officer (principal executive officer)

/s/ LAURENCE L. BETTERLEY Laurence L. Betterley		Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ ROBERT J. RUECKL Robert J. Rueckl		Vice President, Controller and Chief Accounting Officer (principal accounting officer)

* Joseph E. Duffy		Director

* Ruth L. Greenstein		Director

* Thomas G. Hudson		Director

* John T. Kernan		Director

* John T. (Ted) Sanders		Director

* David W. Smith		Director

*By	/s/ LAURENCE L. BETTERLEY Laurence L. Betterley Attorney-in Fact