Form 10-Q
period 2005-07-31
PLATO LEARNING INC
filed 2005-09-09
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
Commission File Number 0-20842
PLATO LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3660532 (IRS Employer Identification Number)
10801 Nesbitt Avenue South, Bloomington, MN 55437
(Address of principal executive offices)
(952) 832-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,550,474 shares of common stock, $.01 par value, outstanding as of August 31, 2005.

PLATO LEARNING, INC.
Form 10-Q
Quarter Ended July 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Revenues:
License fees	$16,747	$25,421	$42,075	$55,693
Subscriptions	4,400	5,812	13,450	15,645
Services	7,440	7,403	26,544	20,937
Other	2,652	1,977	6,054	7,106

Total revenues	31,239	40,613	88,123	99,381

Cost of revenues:
License fees	3,001	3,378	9,302	9,953
Subscriptions	1,780	1,782	6,235	5,522
Services	4,892	4,193	17,126	12,527
Other	2,560	2,157	6,245	6,698

Total cost of revenues	12,233	11,510	38,908	34,700

Gross profit	19,006	29,103	49,215	64,681

Operating expenses:
Sales and marketing	11,520	14,897	38,256	45,875
General and administrative	5,141	4,915	14,193	14,447
Product development	1,227	1,293	3,920	4,842
Amortization of intangibles	1,075	1,112	3,247	3,197
Restructuring and other charges	200	—	3,121	—

Total operating expenses	19,163	22,217	62,737	68,361

Operating income (loss)	(157)	6,886	(13,522)	(3,680)
Interest income	251	41	631	298
Interest expense	(46)	(28)	(89)	(100)
Other expense, net	(209)	(25)	(362)	(109)

Earnings (loss) before income taxes	(161)	6,874	(13,342)	(3,591)
Income tax expense	150	150	450	450

Net earnings (loss)	$(311)	$6,724	$(13,792)	$(4,041)

Earnings (loss) per share:
Basic and diluted	$(0.01)	$0.29	$(0.59)	$(0.18)

Weighted average common shares outstanding:
Basic	23,490	23,012	23,325	22,497

Diluted	23,490	23,556	23,325	22,497

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	July 31,	October 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$38,926	$29,235
Marketable securities	—	12,615
Accounts receivable, net	28,468	41,852
Prepaid expenses and other current assets	11,510	9,460

Total current assets	78,904	93,162
Long-term marketable securities	—	3,608
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $12,665 and $10,361, respectively	6,717	7,946
Product development costs, net of accumulated amortization of $24,166 and $18,835, respectively	18,810	17,116
Goodwill	71,589	71,267
Identified intangible assets, net	33,228	39,432
Other assets	920	213

Total assets	$210,168	$232,744

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,294	$5,196
Accrued employee salaries and benefits	8,918	8,772
Accrued liabilities	5,996	6,383
Deferred revenue	36,122	43,042

Total current liabilities	54,330	63,393
Long-term deferred revenue	5,824	8,533
Deferred income taxes	1,772	1,322
Other liabilities	65	46

Total liabilities	61,991	73,294

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,562 shares issued and 23,542 shares outstanding at July 31, 2005; 23,095 shares issued and 23,075 shares outstanding at October 31, 2004	235	231
Additional paid in capital	165,803	162,956
Treasury stock at cost, 20 shares	(205)	(205)
Accumulated deficit	(16,642)	(2,850)
Accumulated other comprehensive loss	(1,014)	(682)

Total stockholders’ equity	148,177	159,450

Total liabilities and stockholders’ equity	$210,168	$232,744

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31,
	2005	2004
Operating activities:
Net loss	$(13,792)	$(4,041)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	450	450
Amortization of capitalized product development costs	5,521	5,160
Amortization of identified intangible and other noncurrent assets	6,318	5,706
Depreciation and amortization of equipment and leasehold improvements	2,637	2,600
Provision for doubtful accounts	1,291	1,522
Stock-based compensation	39	217
Loss on disposal of equipment	65	79
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,093	(357)
Prepaid expenses and other current and noncurrent assets	(2,924)	(2,184)
Accounts payable	(1,902)	(1,566)
Accrued liabilities, accrued employee salaries and benefits and other liabilities	(150)	(3,210)
Deferred revenue	(9,629)	3,789

Total adjustments	13,809	12,206

Net cash provided by operating activities	17	8,165

Investing activities:
Acquisitions, net of cash acquired	—	2,460
Capitalized product development costs	(7,906)	(6,830)
Purchases of equipment and leasehold improvements	(1,450)	(1,880)
Purchases of marketable securities	(9,266)	(387)
Sales and maturities of marketable securities	25,544	256

Net cash provided by (used in) investing activities	6,922	(6,381)

Financing activities:
Net proceeds from issuance of common stock	2,271	1,812
Repurchase of common stock	—	(205)
Repayments of capital lease obligations	(185)	(54)

Net cash provided by financing activities	2,086	1,553

Effect of currency exchange rate changes on cash and cash equivalents	666	(160)

Net increase in cash and cash equivalents	9,691	3,177
Cash and cash equivalents at beginning of period	29,235	23,834

Cash and cash equivalents at end of period	$38,926	$27,011

Supplemental cash flow information:
Non-cash investing activities:
Common stock and warrants issued for acquisitions	—	$52,082
See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have included all normal recurring and other adjustments considered necessary to give a fair statement of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004.
     The accompanying unaudited condensed consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
3. Summary of Significant Accounting Policies
     For more information on our significant accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report on Form 10-Q and Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended October 31, 2004.

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
     Had compensation expense for the stock-based employee compensation been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, reported results for the three and nine months ended July 31, 2005 and 2004 would have been adjusted to the pro forma amounts presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net earnings (loss), as reported	$(311)	$6,724	$(13,792)	$(4,041)
Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	—	—	39	217
Stock-based compensation expense determined using the fair value based method for all awards, net of related tax effects	(547)	(1,225)	(2,052)	(3,870)

Pro forma net earnings (loss)	$(858)	$5,499	$(15,805)	$(7,694)

Basic earnings (loss) per share:
As reported	$(0.01)	$0.29	$(0.59)	$(0.18)

Pro forma	$(0.04)	$0.24	$(0.68)	$(0.34)

Diluted earnings (loss) per share:
As reported	$(0.01)	$0.29	$(0.59)	$(0.18)

Pro forma	$(0.04)	$0.23	$(0.68)	$(0.34)

     The pro forma amounts presented above may not be indicative of the results to be expected for the full fiscal year due to continuing stock option activity and other factors.
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

4. Acquisitions
     In November 2003, we acquired Lightspan, Inc. (“Lightspan”). In December 2003, we acquired New Media (Holdings) Limited (“New Media”). For more information on these acquisitions, refer to Note 3 to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended October 31, 2004. Our unaudited pro forma consolidated results of operations, as if the Lightspan acquisition had occurred at the beginning of the period presented, were as follows:

Nine Months
Ended
July 31, 2004
(Unaudited)
Revenues	$100,350
Net loss	(5,472)
Basic and diluted loss per share	(0.24)
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
5. Accounts Receivable
     The components of accounts receivable were as follows:

	July 31,	October 31,
	2005	2004
Trade accounts receivable	$24,747	$28,396
Installment accounts receivable	7,187	16,168
Allowance for doubtful accounts	(3,466)	(2,712)

	$28,468	$41,852

     The provision for doubtful accounts, included in general and administrative expenses, was $617 and $695 for the three months, and $1,291 and $1,522 for the nine months ended July 31, 2005 and 2004, respectively.

6. Goodwill and Identified Intangible Assets
Goodwill
     The changes in goodwill from October 31, 2004 were as follows:

Balance, October 31, 2004	$71,267
Release of shares from escrow	541
Foreign currency translation	(219)

Balance, July 31, 2005	$71,589

     Goodwill was increased by $541 as a result of the release of the remaining escrow shares relating to the NetSchools acquisition in 2002.
Identified Intangible Assets
     Identified intangible assets subject to amortization were as follows:

	July 31, 2005			October 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Acquired technology	$24,776	$(8,768)	$16,008	$24,856	$(5,882)	$18,974
Trademarks and tradenames	3,680	(1,859)	1,821	3,680	(1,328)	2,352
Customer relationships and lists	21,232	(5,979)	15,253	21,238	(3,653)	17,585
Noncompete agreements	1,090	(944)	146	1,090	(569)	521

	$50,778	$(17,550)	$33,228	$50,864	$(11,432)	$39,432

     Amortization expense for identified intangible assets was $1,871 and $1,943 for the three months and $6,151 and $5,706 for the nine months ended July 31, 2005 and 2004, respectively, of which $796 and $831, and $2,904 and $2,509, was included in cost of revenues related to license fees and subscriptions for each period, respectively.
     The estimated future annual amortization expense for identified intangible assets is as follows:

Remainder of 2005	1,950
2006	7,135
2007	6,912
2008	6,327
2009	5,317
Thereafter	5,587

$33,228

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets, changes in foreign currency exchange rates, and other factors.

7. Debt
Revolving Loan
     On June 30, 2005, we extended our revolving loan agreement with Wells Fargo Bank, N.A. The revolving loan agreement provides for a maximum $12,500 line of credit through January 31, 2006. Substantially all of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at July 31, 2005 or October 31, 2004.
     The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. Certain of the covenant calculations are based on the trailing twelve-month period. All applicable covenants were satisfied as of July 31, 2005.
8. Deferred Revenue
     The components of deferred revenue were as follows:

	July 31,	October 31,
	2005	2004
License fees	$4,033	$5,490
Subscriptions	10,482	13,473
Services	27,167	32,079
Other	264	533

Total	41,946	51,575
Less: long-term amounts	(5,824)	(8,533)

Current portion	$36,122	$43,042

9. Commitments and Contingencies
Employment Agreements
     In February 2005, Michael A. Morache was appointed President and Chief Executive Officer of PLATO Learning, Inc., at which time we entered into an employment agreement with Mr. Morache which provides for, among other things, annual salary, benefits, and cash bonus payments and restricted stock and stock option grants as determined by our Board of Directors. The agreement also provides for potential future cash payments of up to $1,600 subject to certain conditions and events.
Legal Proceedings
     Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. On April 1, 2005, the complaint was dismissed with prejudice. On April 15, 2005, the plaintiff filed a motion for reconsideration. This motion was denied on May 13, 2005. The plaintiff filed a second motion for reconsideration on May 16, 2005. The court affirmed the previous ruling, rejecting the plaintiff’s second motion. We continue to believe this lawsuit is without merit; however, we can give no assurance as to its ultimate outcome. An unfavorable outcome could have a material adverse effect on our consolidated financial statements.
10. Restructuring and Other Charges
     Restructuring and other charges include primarily severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. These charges are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Restructuring charges:
U.K. facility closure liabilities	$—	$313
Severance and related benefits for U.K. headcount reduction	—	452
Severance and related benefits for U.S. headcount reduction	118	417
Other	70	162

	188	1,344

Other charges:
Executive officer changes	—	1,595
Other	12	182

	12	1,777

	$200	$3,121

Restructuring Charges
     In January 2005, we initiated plans to reduce headcount by approximately 30 positions and close certain facilities in the United Kingdom (“U.K.”). This restructuring is part of an ongoing evaluation of our U.K. operations and we are continuing to explore alternatives as necessary to improve the U.K.’s impact on our profitability. Severance costs of $430 for these planned employee terminations were recorded during the three months ended January 31, 2005. Additional severance costs of $22 were recorded during the six months ended April 30, 2005. All of these severance costs had been paid as of July 31, 2005. As part of this U.K. restructuring, facility closing costs of $313 were recorded during the three months ended April 30, 2005 as the facilities were vacated.
     Also in January 2005, we reduced headcount in the United States to reduce management layers and improve efficiency. Six positions were eliminated and severance charges of $273 were recorded during the three months ended January 31, 2005. One additional position was eliminated during the three months ended April 30, 2005 and $26 of additional severance charges were recorded. One additional position was eliminated during the three months ended July 31, 2005 and $118 of additional severance charges were recorded. All of these costs had been paid as of July 31, 2005.

     The restructuring reserve activity was as follows:

	U.S.	U.K.
	Severance and	Severance and	Facility
	related benefits	related benefits	closings
Provision for restructuring	$273	$430	$313
Adjustments to provision	144	22	—
Cash payments	(417)	(456)	(72)
Effect of currency exchange rate changes	—	4	(23)

Reserve balance at July 31, 2005	$—	$—	$218

     See Note 15 for a discussion of additional restructuring activities announced subsequent to July 31, 2005.
Other Charges
     In November 2004, we announced the resignations of John Murray, our Chairman, President and Chief Executive Officer, and three other executive officers. The severance provisions of Mr. Murray’s employment agreement, dated January 1, 2001, provide for him to (a) be paid his current base salary of $350 per year through December 31, 2007, (b) be paid bonus earned for the fiscal year ended October 31, 2004 and a pro rata portion of bonus, if earned, for the fiscal year ending October 31, 2005, and (c) be granted options to purchase 260,000 shares of common stock, with an exercise price equal to fair market value as of the date of grant, which will vest over a three-year period. In addition, certain options previously granted to Mr. Murray will accelerate and be immediately exercisable under the original terms of the options. Mr. Murray’s right to receive these benefits is subject to his compliance with the confidentiality, non-competition and non-solicitation obligations under the agreement, and the execution of a release of claims. In March 2005, we finalized Mr. Murray’s severance arrangements and entered into an agreement to pay him $1,000 in lieu of the stock option grant mentioned above. The $1,000 value of this agreement was assigned to the non-compete provisions of his employment agreement and is being amortized over its three-year period. This amortization is included in general and administrative expense on the consolidated statements of operations.
     We recorded charges of $1,586 related to these executive terminations during the three months ended January 31, 2005. Additional charges of approximately $179 were recorded during the three months ended April 30, 2005, primarily for legal costs related to executive terminations and contract termination costs. Additional charges of approximately $12 were recorded during the three months ended July 31, 2005, primarily for legal costs related to executive terminations.
11. Income Taxes
     At July 31, 2005 and October 31, 2004, our deferred tax assets were fully reserved. At October 31, 2004, approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the United States (“U.S.”) of approximately $72,451. These net operating loss carryforwards expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 related to foreign subsidiary net operating loss carryforwards of approximately $5,293. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.
     Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U. S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity.
     As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $3,200 per year and, therefore, approximately $45,000 of the acquired net operating loss carryforwards are available to the combined entity. These amounts may change as the Section 382 limitation analysis is finalized and recent announcements by the Internal Revenue Service are taken into account.
     The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, were reviewed for realization primarily based upon historical results and secondarily upon projected results. Lightspan historically incurred significant operating losses, which carry more weight than projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.
12. Per Share Data
     The calculation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Numerator:
Net earnings (loss)	$(311)	$6,724	$(13,792)	$(4,041)

Denominator:
Weighted average common shares outstanding:
Basic	23,490	23,012	23,325	22,497
Options and warrants	—	544	—	—

Diluted	23,490	23,556	23,325	22,497

Earnings (loss) per share:
Basic and diluted	$(0.01)	$0.29	$(0.59)	$(0.18)

     The calculations of diluted loss per share for the three and nine months ended July 31, 2005 and for the nine months ended July 31, 2004 exclude the antidilutive effect of approximately 3,109,000 and 3,472,000 common shares, respectively, from the potential conversion of outstanding options and warrants and from common shares held in escrow.

13. Comprehensive Earnings (Loss)
     Total comprehensive earnings (loss) was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net earnings (loss)	$(311)	$6,724	$(13,792)	$(4,041)
Unrealized gains on available for sale securities	2	—	54	—
Foreign currency translation adjustments	(684)	83	(386)	87

Total comprehensive earnings (loss)	$(993)	$6,807	$(14,124)	$(3,954)

     Income tax effects for the components of other comprehensive earnings (loss) were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,014 and $682 at July 31, 2005 and 2004, respectively.
14. Segment and Geographic Information
     We operate and manage our business as one industry segment, which is the development and marketing of educational software and related services. We have foreign subsidiaries in Canada and the U.K. Our foreign operations are not significant to our consolidated business. At July 31, 2005, approximately 4% of our long-term assets were located in foreign countries, and for the three and nine months ended July 31, 2005, approximately 4% of our revenues were from foreign countries.
15. Subsequent Event
     On September 1, 2005, we announced the initiation of several cost reduction actions. These actions include shifting a significant portion of our development activities from the U.S. to an offshore location and a further downsizing of our U.K. operations. These actions are expected to be substantially completed in the fourth quarter of 2005 and result in cash and non-cash restructuring charges of between $4,000 and $6,000.

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
     We are subject to risks and uncertainties including, but not limited to, dependence on information technology spending by our customers, well-established competitors, customers dependent on government funding, fluctuations of our quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on our intellectual property rights, and rapid technological change. For more information on these risks, refer to our Annual Report on Form 10-K/A for the year ended October 31, 2004. As provided for in the Private Securities Litigation Reform Act of 1995, we caution investors that these factors could cause our future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of us.
Recent Developments
     We have a number of existing and potential customers in the areas of the United States affected by Hurricane Katrina. We are currently reviewing the potential impact of this natural disaster on our revenues from those areas of the country.
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
     See Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004 for additional discussion on these and other accounting policies and disclosures required by accounting principles generally accepted in the United States of America.

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

Allowance for Doubtful Accounts
     We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience, and the aging of the trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statements of operations. The assumptions and estimates used to determine the allowance are subject to constant revision and involve significant judgment. The primary factors that impact these assumptions include the efficiency and effectiveness of our billing and collection functions, our historical experience, and our credit assessment process. We believe that the current budget difficulties facing some states will not have a significant impact on the collection of our accounts receivable. However, a change in the underlying conditions contributing to our belief could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated results of operations. In addition, we have a number of existing customers in the areas of the United States affected by Hurricane Katrina. We are currently reviewing the potential impact of this natural disaster on the collection of receivables from our customers in these areas of the country. Our provision for bad debts is based on our historical experience using a detailed analysis of customer-specific activity and receivable balances performed on a quarterly basis. Our provision for bad debts, included in general and administrative expense on the consolidated statements of operations, was equal to 1.5% of revenues for each of the nine-month periods ended July 31, 2005 and 2004. Our allowance for doubtful accounts was $3,466, or 10.9% of gross accounts receivable, at July 31, 2005, as compared to $2,712, or 6.1%, at October 31, 2004.
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
     At July 31, 2005 and October 31, 2004, our deferred tax assets were fully reserved. At October 31, 2004, approximately $28,980 of the gross deferred tax asset relates to our net operating loss carryforwards in the United States (“U.S.”) of approximately $72,451. These net operating loss carryforwards expire in varying amounts between 2005 and 2023. Also included in our gross deferred tax asset was $2,117 related to foreign subsidiary net operating loss carryforwards of approximately $5,293. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these foreign jurisdictions.
     Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U. S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of fiscal 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity.
     As a result of the merger, we acquired approximately $290,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $3,200 per year and, therefore, approximately $45,000 of the acquired net operating loss carryforwards are available to the combined entity. These amounts may change as the Section 382 limitation analysis is finalized and recent announcements by the Internal Revenue Service are taken into account.
     The combined net operating loss carryforwards at the acquisition date, which represented the majority of the merged company’s deferred tax assets at that date, were reviewed for realization primarily based upon historical results and secondarily upon projected results. Lightspan historically incurred significant operating losses, which carry more weight than projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition in the first quarter of 2004 thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan.
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
Acquisitions
     Our acquisition strategy is to acquire complementary products or businesses that will enable us to achieve our strategic goals, including market leadership, growth rates that exceed the market, and providing innovative, leading, and distinct products and services. During the three months ended January 31, 2004, we acquired Lightspan, Inc. and New Media (Holdings) Limited. See Note 3 to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004 for more information on these strategic acquisitions.

RESULTS OF OPERATIONS
Operating Results as a Percentage of Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Revenues:
License fees	53.6%	62.6%	47.7%	56.0%
Subscriptions	14.1	14.3	15.3	15.7
Services	23.8	18.2	30.1	21.1
Other	8.5	4.9	6.9	7.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License fees	9.6	8.3	10.6	10.0
Subscriptions	5.7	4.4	7.1	5.6
Services	15.7	10.3	19.4	12.6
Other	8.2	5.3	7.1	6.7

Total cost of revenues	39.2	28.3	44.2	34.9

Gross profit	60.8	71.7	55.8	65.1

Operating expenses:
Sales and marketing	36.9	36.7	43.4	46.2
General and administrative	16.5	12.1	16.1	14.5
Product development	3.9	3.2	4.4	4.9
Amortization of intangibles	3.4	2.7	3.7	3.2
Restructuring and other charges	0.6	—	3.5	—

Total operating expenses	61.3	54.7	71.1	68.8

Operating income (loss)	(0.5)	17.0	(15.3)	(3.7)
Interest income and expense and other expense, net	—	(0.1)	0.2	0.1

Earnings (loss) before income taxes	(0.5)	16.9	(15.1)	(3.6)
Income tax expense	0.5	0.4	0.5	0.5

Net earnings (loss)	(1.0)%	16.5%	(15.6)%	(4.1)%

     The following discussion of the results of operations for the nine months ended July 31, 2005 compared to the same period in 2004 includes non-GAAP financial measures that present the combined revenues and operating expenses on a pro forma basis as if Lightspan had been acquired as of November 1, 2003. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Our management views these non-GAAP financial measures to be helpful in assessing our progress in integrating the operations of Lightspan. In addition, these non-GAAP financial measures facilitate internal comparisons to our historical operating results and comparisons to competitors’ operating results. We include these non-GAAP financial measures because we believe they are useful to investors in allowing for greater transparency related to supplemental information used by our management in its financial and operational analysis. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used herein to their most directly comparable GAAP financial measures as provided with our consolidated financial statements.

Revenues
Total Revenues
     Total revenues for the three months ended July 31, 2005 were $31,239, a decrease of 23.1% from the $40,613 reported for the same period in 2004. Total revenues for the nine months ended July 31, 2005 were $88,123, a decrease of 11.3% from the $99,381 reported for the same period in 2004.
     Total revenues for the three and nine months ended July 31, 2005 decreased, as compared to the same periods in 2004, primarily due to the impact of several initiatives implemented in 2005 and to sales force attrition. Initiatives included the realignment of the sales and service organizations to better serve specific markets and the implementation of new systems and procedures aimed at improving the efficiencies of our sales process in the future. These changes affected all non-service revenues, including deferred revenues. While these changes have a short-term negative impact, we expect that they will have a positive impact in the longer term. The learning process related to implemented changes is ongoing and, while improvements are being made, we anticipate that our sales performance for the fourth quarter of 2005 will also be affected. Funding delays in certain states could continue as well. As a result, we expect our fourth quarter 2005 revenues to be between $33,000 and $36,000, which is lower than 2004.
     We executed 50 orders of $100 or greater during the three months ended July 31, 2005, as compared to 70 for the same period in 2004. This decrease can be attributed to the factors affecting revenue mentioned above, resulting in lower order volume. The average size of orders between $100 and $249 increased from $148 to $159, while the average size of orders of $250 and greater decreased from $750 to $470. The number and magnitude of these larger orders has a significant impact on our operating results. Information regarding these larger orders was as follows:

	Three Months Ended July 31,
	2005		2004		% Change
Order Size	Number	Value	Number	Value	Number	Value
$100 to $249	40	$6,370	52	$7,699	-23.1%	-17.3%
$250 or greater	10	4,709	18	13,506	-44.4%	-65.1%

	50	$11,079	70	$21,205	-28.6%	-47.8%

	Nine Months Ended July 31,
	2005		2004 (Pro Forma)		% Change
Order Size	Number	Value	Number	Value	Number	Value
$100 to $249	77	$11,920	122	$17,969	-36.9%	-33.7%
$250 or greater	31	14,693	43	29,543	-27.9%	-50.3%

	108	$26,613	165	$47,512	-34.5%	-44.0%

License Fees
     License fees revenues for the three months ended July 31, 2005 were $16,747, a decrease of 34.1% from the $25,421 reported for the same period in 2004. License fees revenues for the nine months ended July 31, 2005 were $42,075, a decrease of 24.5% from the $55,693 reported for the same period in 2004.
     The decrease in license fees revenues for the three and nine months ended July 31, 2005, as compared to the same periods in 2004, can be attributed to the factors affecting revenue mentioned under the caption “Total Revenues” above. As a percentage of total revenues, license fees revenues decreased for the three and nine months ended July 31, 2005, compared to the same periods in 2004, primarily due to the factors affecting revenue discussed earlier. An expected change in our revenue mix towards increased subscriptions revenues in the future could also impact our perpetual license fees revenues.
Subscriptions
     Subscriptions revenues for the three months ended July 31, 2005 were $4,400, a decrease of 24.3% from the $5,812 reported for the same period in 2004. Subscriptions revenues for the nine months ended July 31, 2005 were $13,450, a decrease of 14.0% from the $15,645 reported for the same period in 2004.
     The decrease in subscriptions revenues, both in dollars and as a percentage of revenues, can be attributed to the lower order volume mentioned earlier and in part to stronger sales of our client hosted web courseware during the three and nine months ended July 31, 2005. We do not believe this is a trend, but that we will see a gradual shift away from perpetual licenses to our subscription-based products in the future.
Services
     Services revenues for the three months ended July 31, 2005 were $7,440, comparable to the $7,403 reported for the same period in 2004. Services revenues for the nine months ended July 31, 2005 were $26,544, an increase of 26.8% from the $20,937 reported for the same period in 2004.
     The increase in services revenues for the nine months ended July 31, 2005, both in dollars and as a percentage of revenues, were driven by our new Supplemental Educational Services offering, and also by substantial growth in our software support and educational consulting services revenues.
Other
     Other revenues for the three months ended July 31, 2005 were $2,652, an increase of 34.1% from the $1,977 reported for the same period in 2004. Other revenues for the nine months ended July 31, 2005 were $6,054, a decrease of 14.8% from the $7,106 reported for the same period in 2004.
     Other revenues consist primarily of hardware sold with certain of our courseware products and third-party courseware products. Revenues from these products tend to fluctuate from quarter to quarter.
Backlog
     Our deferred revenue was $41,946 and $51,575 at July 31, 2005 and October 31, 2004, respectively. Deferred revenue excludes amounts that we expect to earn in the future from the U.S. Department of the Navy contract (approximately $11,700). Ultimate realization of this contract is dependent on delivery of services and customer acceptance. In prior filings, we have discussed a contract with the Idaho Department of Education, which was also excluded from deferred revenue. We have received notice of that customer’s intent to terminate that contract. We do not expect that this will have a significant impact on our business.

Cost of Revenues
     Total cost of revenues for the three months ended July 31, 2005 were $12,233, an increase of 6.3% from the $11,510 reported for the same period in 2004. Total cost of revenues for the nine months ended July 31, 2005 were $38,908, an increase of 12.1% from the $34,700 reported for the same period in 2004.
     Total cost of revenues, both in dollars and as a percentage of revenues, increased for the three and nine months ended July 31, 2005, as compared to the same periods in 2004, due to a number of factors, including decreased license fees and subscriptions revenues (which have low variable costs), increased services revenues (which have higher costs), and increased investments in the service organization and realignment of those resources from sales support to billable activities (which shifted some costs from selling expense to cost of revenues).
     Amortization of capitalized product development costs, a component of cost of revenues related to license fees and subscriptions, was $2,058 and $1,682 for the three months, and $5,521 and $5,160 for the nine months ended July 31, 2005 and 2004, respectively. Capitalized development costs were $2,695 and $2,539 for the three months, and $7,906 and $6,830 for the nine months ended July 31, 2005 and 2004, respectively. The increase in capitalized product development costs for the nine-month period was primarily due to an increase in the number and amount of development projects requiring capitalization and the timing of the completion of those projects.
     A comparison of gross profit margin by revenue category is as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Revenue category	2005	2004	2005	2004
License fees	82.1%	86.7%	77.9%	82.1%
Subscriptions	59.5%	69.3%	53.6%	64.7%
Services	34.2%	43.4%	35.5%	40.2%
Other	3.5%	-9.1%	-3.2%	5.7%
Total	60.8%	71.7%	55.8%	65.1%
     The decreases in total gross profit margin resulted primarily from lower license fees and subscriptions revenues in 2005, which carry higher margins, and the cost of revenues factors discussed earlier. Future gross profit margin will be dependent primarily on the amount of revenue, our revenue mix, the amount of professional development expenses required to provide our services, and the amortization of capitalized product development costs and acquired technology included in cost of revenues. Gross profit margin is expected to be lower for fiscal year 2005, compared to fiscal year 2004, as a result of these factors.
Operating Expenses
Sales and Marketing
     Total sales and marketing expenses for the three months ended July 31, 2005 were $11,520, a decrease of 22.7% from the $14,897 reported for the same period in 2004. Total sales and marketing expenses for the nine months ended July 31, 2005 were $38,256, a decrease of 16.6% from the $45,875 reported for the same period in 2004.
     Sales and marketing expenses, both in dollars and as a percentage of revenues, decreased for the three and nine months ended July 31, 2005, as compared to the same periods in 2004, due primarily to cost reduction activities initiated in 2004 and 2005, realignment of our service resources from sales support to billable activities (which shifted some costs from selling expense to cost of revenues), sales force attrition, and decreased commissions resulting from the decrease in revenues. Our ability to continue to leverage our cost structure and improve profitability is primarily dependent on our ability to generate higher revenues and realize sales and marketing productivity improvements. For the full fiscal year 2005, sales and marketing expenses are expected to be below fiscal year 2004 amounts.
General and Administrative
     Total general and administrative expenses for the three months ended July 31, 2005 were $5,141, an increase of 4.6% from the $4,915 reported for the same period in 2004. Total general and administrative expenses for the nine months ended July 31, 2005 were $14,193, a decrease of 1.8% from the $14,447 reported for the same period in 2004.
     General and administrative expenses increased for the three months ended July 31, 2005, as compared to the same period in 2004, due primarily to increased professional fees for Sarbanes-Oxley compliance, senior management changes, and process improvements in the third quarter of 2005. General and administrative expenses, both in dollars and as a percentage of revenues, decreased for the nine months ended July 31, 2005, as compared to the same period in 2004, due primarily to the achievement of cost reduction activities initiated in 2004 and 2005, somewhat offset by the increased professional fees for Sarbanes-Oxley compliance, senior management changes, and process improvements in 2005. For the full fiscal year 2005, general and administrative expenses are expected to be below fiscal year 2004 amounts.
Product Development
     The majority of our product development costs are required to be capitalized. Product development expense does not reflect these capitalized costs, as they are amortized through cost of revenues. Accordingly, our product development expense, as a percentage of revenue, does not reflect our total level of development activity.
     Total product development expenses for the three months ended July 31, 2005 were $1,227, a decrease of 5.1% from the $1,293 reported for the same period in 2004. Total product development expenses for the nine months ended July 31, 2005 were $3,920, a decrease of 19.0% from the $4,842 reported for the same period in 2004.
     Product development expenses, both in dollars and as a percentage of revenues, were comparable for the three months ended July 31, 2005 and 2004. Product development expenses decreased for the nine months ended July 31, 2005, as compared to the same period in 2004, due primarily to a shift in spending toward more capitalized projects compared to the same periods in 2004.
     Product development spending, before capitalization and amortization, was 12.6% and 9.4% of total revenues for the three months, and 13.4% and 11.7% for the six months ended July 31, 2005 and 2004, respectively. As part of our growth strategy, we intend to continually introduce new products and product improvements. For the full fiscal year 2005, product development spending is expected to be above fiscal year 2004 amounts, while product development expenses are expected to be below fiscal year 2004 amounts.
Amortization of Intangibles
     Expense for the three and nine months ended July 31, 2005 and 2004 represented the amortization of identified intangible assets, other than acquired technology, from our acquisitions. Acquired technology intangible assets are amortized through cost of revenues. See Note 6 to Consolidated Financial Statements for additional information on goodwill and identified intangible assets.
Restructuring and Other Charges
     Restructuring and other charges include primarily severance costs for headcount reductions in the United States and the United Kingdom (the “U.K.”), committed costs of vacated facilities in the U.K., and costs paid to terminated executive officers under employment agreements. These charges are summarized and discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
     On September 1, 2005, we announced the initiation of several cost reduction actions. These actions include shifting a significant portion of our development activities from the U.S. to an offshore location and a further downsizing of our U.K. operations. These actions are expected to be substantially completed in the fourth quarter of 2005 and result in cash and non-cash restructuring charges of between $4,000 and $6,000.
     We are continuing to review our business operations and strategy, and may implement changes to improve our focus and efficiency in the future. As a result, additional restructuring and other charges may be incurred.
Income Taxes
     As discussed under the caption “Critical Accounting Policies and Estimates”, as a result of the Lightspan acquisition, the net deferred tax assets as of the acquisition date, excluding the deferred tax liability relating to tax deductible goodwill (which cannot be used to support realization of the other net deferred tax assets), were fully reserved for in purchase accounting, thereby increasing goodwill, in the first quarter of 2004. Any future reductions of the valuation allowance recorded on the combined entity’s pre-acquisition deferred tax assets will be recorded as a reduction to goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations. Income tax expense for future periods, however, will be impacted by any reductions in the valuation allowance related to post-acquisition deferred tax assets, for which we have also recorded a full valuation allowance at July 31, 2005 and October 31, 2004.
     Our historical effective income tax rate has been highly volatile due to the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we do not record an income tax benefit due to the uncertainty of realizing these tax benefits in future years in our foreign jurisdictions. Our effective income tax rate for future quarters and fiscal years is dependent on the level of profitability in each of the U.S. and our foreign subsidiaries. In addition, even if there is a loss in the U.S., we expect income tax expense of approximately $600 per year, or $150 per quarter, related to amortization of goodwill that is deductible for tax purposes but not for book purposes. As goodwill from the NetSchools acquisition is amortized for tax purposes, the book basis of the goodwill will further exceed the tax basis, resulting in increases to the related deferred tax liability, which cannot be used to support realization of the other net deferred tax assets. We currently expect to incur a loss for the full year 2005.
FINANCIAL CONDITION
Liquidity and Capital Resources
     At July 31, 2005, our principal sources of liquidity included cash and cash equivalents of $38,926, net accounts receivable of $28,468, and our unused line of credit of $12,500. Working capital was $24,574 and $29,769 at July 31, 2005 and October 31, 2004, respectively.
     The decrease in working capital was primarily due to the decrease in cash, cash equivalents, and marketable securities of $2,924 and the decrease in net accounts receivable of $13,384, offset by the increase in prepaid expenses and other current assets of $2,050 and the decreases in accounts payable, accrued salaries and benefits, and accrued liabilities of $2,143, and deferred revenue of $6,920. Accounts receivable decreased due to the low order volume in 2005, collection of amounts outstanding at year end, and improvements in our collection process. Prepaid expenses and other current assets increased primarily due to the growth in inventories, resulting from purchases of long lead-time hardware related to our Achieve Now product. Accounts payable and accrued salaries and benefits decreased due to payment of amounts accrued at year end, including year end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than cash, decreased as more of these products and services were delivered than were added through new business, due to the lower order volume mentioned earlier.
     During the nine months ended July 31, 2005, cash and cash equivalents increased $9,691. Cash provided by operations, excluding changes in our asset and liability accounts, was $2,529. The cash used by changes in our asset and liability accounts of $2,512 was more than offset by the cash provided by investing activities of $6,922, and the cash provided by financing activities of $2,086. Depreciation and amortization was $14,476 for the nine months ended July 31, 2005, an increase of $1,010 compared to the same period in 2004, due primarily to increased amortization of identified intangible assets and capitalized product development costs.
     During the nine months ended July 31, 2004, cash and cash equivalents increased $3,177. Cash provided by operations, excluding changes in our asset and liability accounts, of $11,693 and cash provided by financing activities of $1,553 was slightly offset by the cash used in our investing activities of $6,381.
     Net cash provided by our investing activities was $6,922 for the nine months ended July 31, 2005, as compared to net cash used of $6,381 for the same period in 2004. During the nine months ended July 31, 2005, as compared to the same period in 2004, we increased our capitalization of product development costs by $1,076, increased our purchases of marketable securities by $8,879, and increased our sales and maturities of marketable securities by $25,288. Capitalization of product development costs increased primarily due to increased courseware development. We also had net cash provided from the Lightspan and New Media acquisitions of $2,460 for the nine months ended July 31, 2004.
     Net cash provided by our financing activities, principally from the exercise of stock options, was $2,086 and $1,553 for the nine months ended July 31, 2005 and 2004, respectively.

     Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15,000 of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. We did not repurchase any shares of our common stock during the nine months ended July 31, 2005. Cumulatively, we have repurchased approximately 1,465,000 shares for an aggregate cost of approximately $13,700 under the repurchase plan and approximately $1,300 remains available for future repurchases, if any.
     On June 30, 2005, we extended our revolving loan agreement with Wells Fargo Bank, N.A. The revolving loan agreement provides for borrowings up to $12,500, through January 31, 2006, as determined by the available borrowing base. At July 31, 2005, there were no borrowings outstanding and our unused borrowing capacity was $12,500. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. Certain of the covenant calculations are based on the trailing twelve-month period. All applicable covenants were satisfied as of July 31, 2005.
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
     We do not have any off-balance sheet arrangements as of July 31, 2005.
Disclosures about Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty agreements, and capital lease obligations. In addition, any future borrowings under our revolving loan agreement would require future use of cash.
     A table showing our contractual obligations was provided in Item 7 of our Annual Report on Form 10-K/A for the year ended October 31, 2004. There were no significant changes to our contractual obligations during the nine months ended July 31, 2005.
     At July 31, 2005, we had no significant commitments for capital expenditures.
     With the acquisition of New Media in 2004, there is additional guaranteed deferred consideration of approximately $450 due over the period from the acquisition date through December 2006 based on New Media revenues. As of July 31, 2005, no payments of this additional consideration have been required.

Interest Rate Risk
     Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At July 31, 2005, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risk relating to interest fluctuation is considered minimal.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2005, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the control deficiency described below, our disclosure controls and procedures are ineffective at a reasonable assurance level as of July 31, 2005 to make known to them in a timely fashion material information related to the Company required to be filed in this report.
     As of April 30, 2005, the Company concluded that it did not maintain effective controls over the accounting for pro forma stock-based compensation expense required to be disclosed under SFAS No. 123. Specifically, the Company did not maintain effective controls to ensure the appropriate pro forma accounting treatment of stock option forfeitures and recognition of related tax benefits. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements for each of the three years in the period ended October 31, 2004, and the interim consolidated financial statements during fiscal years 2003 and 2004, and for the quarter ended January 31, 2005.
     Subsequent to April 30, 2005, the Company has implemented additional processing and review procedures to ensure the proper accounting for pro forma stock-based compensation expense. The Company is in the process of implementing a software package that will assist them with more effective tracking of employee stock option activity and the calculations of stock-based compensation. By implementing these internal control improvements, the Company expects to remediate this material weakness before October 31, 2005, which is the Company’s required compliance date under the Act.
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
     (b) Changes in Internal Control Over Financial Reporting. Other than the control procedures discussed above with respect to ensuring the proper accounting for pro forma stock-based compensation expense, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.
Item 1. Legal Proceedings
Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. On April 1, 2005, the complaint was dismissed with prejudice. On April 15, 2005, the plaintiff filed a motion for reconsideration. This motion was denied on May 13, 2005. The plaintiff filed a second motion for reconsideration on May 16, 2005. The court affirmed the previous ruling, rejecting the plaintiff’s second motion.
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
Item 6. Exhibits
Exhibit Number and Description

10.02	Fifth Amendment to Credit Agreement.

10.53	Employment Agreement with Robert J. Rueckl.

31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC.	By:	/s/ MICHAEL A. MORACHE
September 9, 2005		Michael A. Morache
President and Chief Executive Officer (principal executive officer)

/s/ LAURENCE L. BETTERLEY
Laurence L. Betterley
Senior Vice President and Chief Financial Officer (principal financial officer)