Form 10-K
period 2005-10-31
PLATO LEARNING INC
filed 2006-01-17
CIK 893965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
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
Common Stock, Par Value $.01
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑
      The aggregate market value of common stock held by non-affiliates of the Registrant, as of April 29, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $171,000,000.
      The number of shares of the Registrant’s common stock, par value $.01, outstanding as of December 31, 2005 was 23,635,484 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 2, 2006 (the “2006 Proxy Statement”) are incorporated by reference in Parts II and III.

PLATO LEARNING, INC.
Form 10-K
Fiscal Year Ended October 31, 2005

PART I

ITEM 1.	BUSINESS
Overview
      PLATO Learning, Inc. is a leading provider of computer and web-based instruction, curriculum planning and management, assessment, and related professional development and support services to K-12 schools. We also provide these products and services to two- and four-year colleges, job training programs, correctional institutions, military education programs, corporations, and individuals. We benefit from our respected 41-year heritage and proven track record of student achievement based on our award-winning instructional solutions. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) and Reading First federal legislation, as well as U.S. Department of Education initiatives on mathematics and science and ensuring teacher quality. We also offer online and onsite staff development, alignment, and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
      We provide an effective supplement to classroom instruction that helps close the achievement gap for all learners. Our curriculum courseware components, while fully sequenced and integrated with each other, can also be selected individually to meet the differing needs of schools and teachers. They are aligned to local, state, provincial, and national performance standards. The PLATO Learning system consists of curriculum and instructional management tools, assessment, alignment and correlation tools, mastery-based courseware, and related professional services, and is designed to help schools meet the mandates of federal and state accountability legislation, special programs such as Title I and special education, and other programs and learning environments.
      Our extensive, research-based courseware library includes thousands of hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, social studies, and work skills. Our web-based assessment and alignment tools ensure that curriculum is aligned to local, state, provincial, and national standards. Educators are able to identify each student’s instructional needs and prescribe a personalized learning program using PLATO Learning courseware, educational web sites, and the school’s own textbooks and other instructional materials. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents, students, teachers, and administrators in the learning process.
      We operate our principal business in one industry segment, which is the development and marketing of educational software and related services.
Market
      Based on the most recent market data from Simba Information, we estimate that the current U.S. market for K-12 courseware products is approximately $1.68 billion dollars annually and that school districts will spend over $600 million on assessments for the classroom in 2005. We anticipate that growth in this market will continue over the next few years as a result of the increasing emphasis on quality of education at local, state, provincial, and national levels and the increase in assessment requirements for grades 3 through 8. Schools and school districts are increasingly being held accountable for the academic achievement of their students, which is frequently measured by standardized tests. Furthermore, the NCLB legislation, enacted in January 2002, is an education reform plan that is heavily focused on assessment and accountability standards, as well as teacher quality and early reading skills.
      Over the last five years, federal programs have allocated over $7.5 billion dollars to schools to create state-of-the-art technology infrastructures for the 21st century. The resulting growth in the number of computers, Internet connections, and telecommunications systems in schools has created the technological infrastructure necessary to implement sophisticated courseware and web-based applications. Increasingly, our customers are turning to computer-aided and web-based methods of instruction as a complement or supplement to their instructor-led programs due to the flexibility, cost-efficiency, and demonstrated effectiveness of e-learning products.
      The post-secondary market is one of the strongest in the education industry due to increasing student enrollments, the growth in online education, and the need for basic skills remediation prior to the pursuit of college-level coursework. The National Center for Educational Statistics reports that 28 percent of college freshmen need remedial coursework in mathematics, reading, or writing, as do 42 percent of freshmen at community colleges. The potential dollar value of the market for developmental mathematics instructional materials is $116 million. Total post-secondary spending on academic software is expected to be $637 million in 2005 according to The College Technology Review (2004-05, Market Data Retrieval).
      Research by Eduventures indicates that online enrollment in post-secondary education programs grew nearly 34 percent in 2004 and online enrollment is expected to continue to see annual growth at a rate of more than 28 percent. By early 2008, predictors indicate that one of every ten post-secondary students will be enrolled in an online course.
      Historically we have provided products and services primarily to the secondary school segment of K-12 (grades 6 through 12), which represents approximately fifty-three percent of the K-12 market [Educational Market Research], and to the adult education and post-secondary markets. With the acquisitions of Wasatch Interactive Learning Corporation (“Wasatch”) (April 2001), LearningElements (August 2002), and Lightspan (November 2003), we now offer courseware to the elementary school market, which represents the remaining approximate forty-seven percent of the K-12 market. With the acquisition of Lightspan, we also acquired the assets of Academic Systems, adding to our post-secondary developmental education courseware. In addition, with the acquisition of NetSchools Corporation (May 2002), we now specialize in cross-platform standards-based curriculum management and accountability and assessment solutions for K-12.
Products
      Customers use our products to:

•	ensure that NCLB requirements for “adequate yearly progress” are met;

•	support administrator needs for curriculum aligned to local, state, provincial, and national standards;

•	assess and identify individual student instructional needs and prescribe a personalized course of instruction;

•	develop foundational reading and mathematics skills;

•	complement instructor-led education and focus on difficult subject matter;

•	supplement classroom learning and provide additional instruction and practice;

•	monitor and report on student learning progress in relation to local, state, provincial, and national academic standards;

•	prepare students for standards-based and high-stakes state examinations;

•	develop teacher skills and abilities to align instructional time to standards and guide instructional decisions to increase classroom effectiveness;

•	assist learners in community, technical, and four-year colleges in meeting their college-level reading, mathematics, and writing skills;

•	prepare adult students to complete high-school graduation and GED requirements;

•	support adult learners in job training programs and workplace training; and,

•	provide support for skill development in youth and adult correctional education programs.

PLATO® Instructional Solutions
      With its wide scope and coverage, PLATO Learning courseware is appropriate in context and learning style for learners on grade level, as well as for learners in remedial or gifted and talented programs. Our courseware employs sophisticated interactive simulations, online coaching, and advanced multimedia and graphics to create an engaging and exciting learning environment that fosters critical-thinking skills. The research-based instructional strategy, design, and modular structure of the courseware allow educators to provide personalized instruction to meet both individual student needs and specific program objectives.
      Our instructional courseware solutions are pre-aligned to over 350 state, provincial, national, and international standards. PLATO Learning courseware is designed to be effective in a variety of settings, including general and alternative education programs, virtual school settings, gifted and talented programs, mandated state test preparation, graduation standards prep labs, school-to-work programs, adult basic education, GED preparation, developmental studies, employment preparation, workplace training, and military basic skills programs. Whether used for distance learning, as a complement or supplement to traditional instructor-led programs, or as an advanced course offering, our instructional solutions are intended to motivate and engage students with a wide range of skills and abilities.
      Our courseware is recognized for its academic content, instructional integrity, innovative instructional design, and ability to captivate and motivate students. As in past years, leading industry associations and publications recognized our products in several categories:

•	2005 BESSIE Award, ComputEd Gazette

•	Best Educational Web Site — Middle School Science — PLATO® Physical Science

•	Best Educational Web Site — Middle School Science — PLATO® Life Science

•	Best Educational Web Site — High School Language Arts — PLATO® Writing Process and Practice

•	Best Online Assessment Tool — PLATO® eduTest Assessment

•	2005 EDDIE Award, ComputEd Gazette

•	Upper Elementary Reading — PLATO® Focus Reading and Language Program

•	Best Middle School Language Arts Web Site — PLATO® Writing Process and Practice

•	Online Assessment Tool — PLATO® eduTest Assessment

•	2005 Awards Portfolio, Media & Methods Magazine, Physical Science — PLATO® Physical Science

•	2005 Codie Award Finalist, Software & Information Industry Association,

•	Best Test Preparation or Assessment Solution — PLATO® eduTest Assessment

•	Best Secondary Education Instructional Solutions — Language Arts/ English — PLATO® Writing Process and Practice

•	2005 Award of Excellence, Technology & Learning Magazine — PLATO® Writing Process and Practice
      We regularly update our courseware library and continually develop new products to extend and enhance our product offerings. The majority of our products have been developed or updated within the last five years. In 2005, we introduced several new products and initiatives, including PLATO® Earth & Space Science, the third in our series of science products designed for middle school learners, and PLATO® Foundational Mathematics, our newest mathematics product for basic skills remediation for middle school to adult learners. We also updated our assessment and delivery platforms in 2005.

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
      PLATO Learning software is configured for computers using Microsoft®, Apple®, Macintosh®, and Linux® operating systems. There are multiple ways in which our software can be delivered, including:

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

PLATO Learning Correlation Services
      PLATO® Correlation Services provide correlation of assessments, textbooks, and other resources, such as web sites and software, to local, state, provincial, and national standards. Curriculum alignment is the process of assuring that curriculum standards and benchmarks, instruction, assessment, and reporting are all closely related. This is often a complex task and a difficult challenge. Early research by M. David Merrill and his students (Merrill, et. al., 1979) demonstrated that more than fifty percent of the variation in achievement is directly related to errors in alignment. Alignment of objectives, instruction, and assessment is central to the success of any standards-based effort to improve teaching and learning. Each member of our Correlations Services team correlates PLATO courseware, textbooks, web sites, and other instructional resources to standards and assessments in their area of curriculum expertise, down to the most detailed level of the standard being addressed. We believe this in-depth approach distinguishes the correlations program from those of our competitors.

PLATO® Accountability Solutions and PLATO® Assessment Solutions
      PLATO Accountability Solutions and PLATO Assessment Solutions analyze student performance with formative and diagnostic assessments correlated to standards and suggest options for remediation with personalized learning plans derived from activities based on a school’s textbooks and other resources, the PLATO Orion database of web sites, and PLATO Learning courseware. Local and state performance indicators are incorporated into daily lessons, and student assignments are made based on those indicators using lesson plans and templates. These products help educators tailor their curriculum to the needs of each individual student and address the requirements of local, state, provincial, and federal accountability legislation, as well as programs such as Title I and special education. They also address the challenging issues of data-driven decision making and continuous school improvement planning identified in the NCLB legislation. To help educators and parents keep effective records of student progress, the system creates reports for every student, which can be viewed online by both parents and students. In addition, educators can view individual student reports and class performance data, while administrators can view data by class, school, or district.
      PLATO Accountability Solutions and PLATO Assessment Solutions, sold on an annual subscription basis, are aligned to state, provincial, and national performance standards and consist of PLATO® Orion Curriculum & Standards Integrator and PLATO® eduTest Assessment. They are designed to enable interactive, individualized, standards-based instruction in a broad range of subject areas and contain a suite of web-based tools designed to address the growing importance of standards-based instruction and assessment, as well as provide educators with a variety of options to meet differing needs. Research shows that student achievement improves when teachers are confident that instruction is aligned with standards, and this suite of products can help reduce the achievement gap for all learners.
      PLATO Orion is a curriculum management system that provides administrators and teachers tools to manage curriculum from the state, provincial, or district level to the local building. The product contains a powerful engine that allows educators to correlate their onsite instructional resources, including textbooks and software, to state standards and with the PLATO Orion database of over 40,000 teacher-screened educational web sites. This database effectively reduces the time educators need to search the Internet for appropriate instructional resources and allows educators to refine their search based on 19 different criteria, including grade level, learning modality, and level of interactivity. PLATO Orion is an ASP web-delivered model and involves all members of the learning community: students, teachers, administrators, and parents.
      PLATO eduTest Assessment is a comprehensive online assessment solution for grades K through 12 that quickly identifies strengths and needs for students, classrooms, schools, or the entire school district and guides instructional decisions to improve student achievement over time. Teachers use our Strengths & Needs reports to understand exactly how individual students and the class as a whole performed against each state standard. This allows teachers to customize individual and/or group learning by targeting instruction where it is needed most. PLATO eduTest Assessment also provides an item and test authoring web tool that allows a school district to edit our assessments or create their own to satisfy additional needs in specific subjects, grades, and languages. There are also assessment solutions for GED preparation and for teacher and paraprofessional certification. PLATO eduTest provides classroom benchmark and formative assessment via a web-delivered platform.

PLATO® Services
      PLATO Services ensure that customers receive the consultation, training, and services needed to successfully implement their PLATO Learning system and successfully integrate educational technology into the day-to-day teaching and learning environment. Our skilled consultants work with schools to develop customized staff development plans that are tied to standards and/or a school’s unique accountability and assessment needs. To help schools meet their accountability mandates and the goals of their school improvement plans, we offer services in three areas:

•	PLATO® Professional Services, for immediate in-service and long-range professional development needs;

•	PLATO® Data Services, to provide correlation of assessments, textbooks, and other instructional resources, such as web sites and software, to standards, as well as assist in accessing and utilizing assessment data to guide standards-based instruction; and,

•	PLATO® Software Services, for pre- and post-implementation technical and software support, including telephone and web-based support.
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
      Each member of our correlations team correlates PLATO curriculum content, textbooks, web sites, and other resources to state standards and assessments in their area of curriculum expertise, down to the most detailed level of the standard being addressed. We believe this in-depth approach distinguishes our correlations program from those of our competitors.

PLATO® Support Services
      Our field engineers and technicians provide onsite implementation and specialized technical consulting to those customers who desire to supplement their technical staff. Our customers can access our product specialists and software analysts to answer questions or solve problems with their PLATO Learning software. Support is available via a toll-free telephone number, e-mail, and the PLATO Support web site. Through PLATO Support Services customers also receive updates and enhancements to their PLATO Learning software.
      Our customer support group provides a full range of support services to ensure customer satisfaction. Full-time professionals, with general technical expertise and extensive operational knowledge of our products, provide pre-sale technical consultation and support to our field sales organization and are responsible for the final technical review and approval of all proposed delivery platforms and installation configurations. These professionals consult and coordinate with the customer, account manager, and installation team regarding site preparation and system installation. They also monitor customer satisfaction and support requirements.
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
Strategy
      Our strategy is to be the premier provider of integrated, technology-delivered teaching and learning solutions for K-12 and post-secondary markets by providing a broad range of interactive, multimedia educational courseware tied to standards, delivered over the Internet, to serve the needs of teachers and learners in K-12 and post-secondary markets. Critical elements of our strategy include:

•	designing products that are easy for educators to use in the classroom and meet specific instructional needs and applicable academic standards using the design and structural advantages inherent in our proprietary software;

•	building best-of-class, structured business processes and competencies as competitive barriers;

•	expanding sales of instructional management, assessment, math, science, and reading courseware and professional services, including subscription-based products, that generate higher profit margins and greater growth opportunities;

•	building the PLATO Learning brand to promote the attributes of innovation, ingenuity, and a passionate commitment to education while differentiating from the competition as an integrated solution provider with a superior offering;

•	building our products to claim a leadership position in the elementary and secondary school markets;

•	targeting NCLB, Reading First, Title I, teacher quality, and special education funds that are highly appropriate for our products and services; and,

•	addressing the needs for learner preparation to meet college-level standards and for GED and employability skills development in adult education and job training.
Sales and Marketing
      Our sales and marketing efforts are designed to expand market share in our core markets and reinforce our reputation for product quality, service, and customer satisfaction. We target potentially large and growing market segments to which existing and future products and services can be sold through a variety of distribution networks and channels.
      Our sales channel is primarily made up of direct sales and inside sales. We also utilize strategic sales resources, distributors, and a reseller network using e-commerce, catalogs, and a comprehensive Internet web site (www.plato.com).
Competition
      In all of our markets, we compete primarily against more traditional methods of education and training, principally live classroom instruction. Within the e-learning market, we compete most directly with other learning system providers, including divisions within Pearson plc, McGraw-Hill Macmillan, Scholastic, and WRC Media, and with Riverdeep Group plc and Renaissance Learning. Generally, WRC Media’s Compass Learning competes in the elementary market and McGraw-Hill Macmillan in the adult and college markets. Pearson Digital and Riverdeep each offer a K-12 line of products. In the post-secondary education and training markets there are many regional and specialized competitors. We also compete with companies providing single-title retail products, software publishers, and Internet content and service providers.
      We compete primarily on the basis of the breadth, depth, and recognized quality of our courseware and services, as well as our ability to deliver flexible, timely, cost-effective, and customized solutions to the education and training needs of our customers. Our stability, longevity, record of student improvement, and product development capabilities also differentiate us from the competition. Based on our experience, we believe that these are some of the key factors that buyers use in evaluating competitive offerings.
Product Development
      Our product development group, including both domestic and offshore resources, develops, enhances, and maintains the courseware, assessment, instructional management software, and delivery system platforms. We employ a rigorous multi-phased product development methodology and process management system. Based on classical instructional design concepts and models, as well as systems development management techniques, our product development methodology has been constructed to specifically address the creation of individualized, student-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication, and other related technologies. Our rigorous instructional design and software development methodology assures the instructional effectiveness and content integrity of the resulting product. These procedures ensure that the most appropriate and highest quality production values are achieved in the development of all courseware. Our innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.
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
Proprietary Rights
      Our courseware is proprietary and we protect it primarily under a combination of the laws of copyrights, trademarks, and trade secrets. We also utilize license agreements, employment agreements, employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. We regard many of our intellectual property rights as essential to our business. We enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action.
      We own and maintain numerous federal registrations of various trademarks and service marks, including, but not limited to, the PLATO, CyberEd, NetSchools, Lightspan, Academic Systems, and eduTest marks in the United States and in other countries that are important to our business. We have not applied for trademark registrations at the state level and rely on our federal registrations and common-law rights to protect our trademarks, service marks, trade names, domain names, and trade dress.
      In 1989, Control Data assigned to our predecessor-in-interest the registered copyrights in the then-existing PLATO courseware. We rely on the laws of copyright to protect all versions of PLATO courseware and software, but in many instances have not registered our copyrights or recorded the assignments from Control Data in these copyrights because we believe the additional statutory rights conferred from recordation are not essential or cost-justified for the protection of our rights.
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
Backlog
      Our deferred revenue was approximately $40.4 million and $51.6 million at October 31, 2005 and 2004, respectively. At October 31, 2005, we expect approximately $5.2 million of our deferred revenue to be recognized subsequent to fiscal year 2006. These deferred revenue balances exclude amounts that we expect to earn in the future from a U.S. Department of Navy contract, and customer orders that have not met various revenue recognition criteria and for which we are not yet able to bill customers. No assurances exist regarding when or if revenue will be recorded or customers will be billed for these products or services. All contracts and agreements are subject to the delivery of products and services, collection, and other conditions.
Seasonality
      Our quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions, client spending patterns, budget cycles and fiscal year ends, and promotional programs, as well as the mix of perpetual license fee and subscription product sales. We historically have experienced our lowest revenues in the first quarter and increasingly higher levels of revenues in each of the next three quarters. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Employees
      As of December 31, 2005, we had 598 employees, including 218 in sales and marketing, 94 in operations, and 100 in development. We also utilize variable offshore resources in the development of new products. We have never experienced a work stoppage as a result of a labor dispute, and none of our employees are represented by a labor organization.
Non-Audit Services Performed by Independent Registered Public Accounting Firm
      Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Annual Report on Form 10-K, our Audit Committee pre-approved non-audit services, consisting primarily of tax planning and compliance services.
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

ITEM 1A.	RISK FACTORS
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
      We were profitable from 1997 to 2001. In 2002 through 2005 we incurred net losses and we may not be able to achieve profitability in the future. Future revenues and profits, if any, will depend upon various factors, including continued market acceptance of our products and services. We expect to continue to incur significant costs and expenses associated with the operation and development of an expanding business. These costs and expenses include, but are not limited to, sales and marketing, personnel, and product development and enhancement. As a result of these expenses, we will need to generate significant revenues to achieve and sustain our profitability.

Our curriculum-based educational software may be unable to achieve or maintain broader market acceptance, which would cause our future revenue growth and profitability to be adversely affected.
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

The success of our business model is dependent on our ability to successfully complete the significant transitions implemented in fiscal year 2005 related to our sales and development organizations, retain and enhance our services organization, and requires us to increase our revenues from our fee-based online subscription business. We may never become profitable if we are unable to do so.
      In 2005, we implemented significant changes to our sales organization. These changes negatively affected sales productivity in the second half of the year. While we believe these changes were necessary to the long-term success of our sales efforts, there can be no assurances that these changes will not continue to negatively affect our sales performance in 2006. We must also continue to retain and enhance the effectiveness of our professional services organization, which is dependent on our ability to recruit, train, and retain skilled educational consultants to deliver our services.
      In 2005, we also made significant changes to our product development strategy by placing a larger emphasis on off-shore development resources. While we believe this strategy provides us greater flexibility, cost savings, and a greater return on our development investments, it also introduces risks common to most outsourcing relationships. These risks include the supplier’s ability to maintain sufficient capacity, control costs, and hire, train, and retain qualified resources, as well as limited direct control and physical access to these resources. Our supplier agreement contains provisions intended to limit some of these risks; however, there can be no assurance that they will be effective at doing so.
      To achieve our long-term operating goals and objectives, we will need to derive an increasing portion of our revenues from our fee-based online subscription business. In addition, the transition to this model may limit our revenue growth in the near term as one-time license fee revenues are replaced with recurring, subscription-based license fee revenues. Our ability to increase revenues from our fee-based online subscription business depends on:

•	our ability to increase the subscriber base of our fee-based online subscription products while maintaining a subscription fee; and,

•	the accessibility and ease of use of our web sites.
      The future success of our fee-based online subscription business is highly dependent on an increase in the number of users who are willing to license our subscription products. The number of users willing to pay for online educational products may not continue to increase and can be negatively affected by customers’ confidentiality concerns and their existing investments in courseware, technology infrastructure, and personnel. If the market for subscription-based online educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective, our operating results and financial condition may be materially and adversely affected.
      If we are unable to substantially increase revenues from our online subscription products, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, or we may never become profitable.

Fluctuations in our quarterly results may adversely affect our operating results, our stock price, and the implementation of our strategy.
      Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter as a result of many factors, including the size, timing, and product mix of orders, the capital and operating spending patterns of our customers, and the timing of new releases. Revenues from license fees in any quarter depend substantially upon our licensing activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•	a significant number of our existing and prospective customers’ decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

•	the size of license transactions can vary significantly;

•	a decrease in license fee revenue may likely result in a decrease in services revenue in the same or subsequent quarters;

•	customers may unexpectedly postpone or cancel projects due to changes in their priorities, project objectives, budget, or personnel;

•	evaluations and purchasing processes vary significantly from customer to customer, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing, and significance of software product enhancements and new software product announcements;

•	existing clients may decline to renew support for our products, and market pressures may limit our ability to increase support fees or require clients to upgrade from older versions of our products; and,

•	we may have to defer revenues under our revenue recognition policies.
      Historically, customer purchases are more concentrated in the last two quarters of our fiscal year. This seasonality increases the risk of not achieving our results for the full year if operational performance factors such as sales productivity and new product introductions do not align with these seasonal purchasing patterns. If such annual results are not achieved we may have to delay or adjust components of our strategy implementation.

Competition in our industry is intense and could adversely affect our performance.
      Our industry is intensely competitive, rapidly evolving, and subject to technological change. Demand for particular products and services may be adversely affected by the increasing number of competitive products from which a prospective customer may choose. We compete primarily against other organizations offering educational and training software and services. Our competitors include several large companies with substantially greater financial, technical, and marketing resources than ours. We compete with comprehensive curriculum software publishers, companies providing single-title retail products, and Internet content and service providers. Existing competitors may broaden their product lines and potential competitors may enter the market and/or increase their focus on e-learning, resulting in greater competition for us. Increased competition in our industry could result in price reductions, reduced operating margins, or loss of market share, which could seriously harm our business, cash flows, and operating results.

Failure to retain our key executives or attract and retain qualified personnel could harm our business and operating results.
      The loss of one or more of our executive officers or other key personnel could inhibit the development of our business and, accordingly, harm our business and operating results. Qualified personnel are in great demand in our industry. Our future success depends in large part on the continued service of our key technical, marketing, and sales personnel and on our ability to continue to attract, motivate, and retain highly qualified employees. Our key employees may terminate their employment with us at any time. There is competition within the industry for such employees, and the process of locating personnel with suitable skills may be difficult.

We rely on statistical studies to demonstrate the effectiveness of our products.
      We rely on statistical studies to demonstrate that our curriculum-based educational software improves student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

•	the limited sample sizes used in our studies may yield results that are not representative of the general population of students who use our products;

•	the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants, and inaccurate or incomplete responses could distort results;

•	schools studying the effectiveness of our products apply different methodologies and data collection techniques, making results difficult to aggregate and compare; and,

•	the results of these studies could be viewed as biased or unreliable since, in some cases, we facilitate the collection and analysis of data, and we select and pay researchers to conduct, aggregate, and/or present the results of some of these studies.
      There is growing demand from NCLB and other sources for research and studies to demonstrate the effectiveness of educational programs and products. Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the public, including our existing and potential customers, perceives these studies to be biased due to our involvement, or if the results of these studies are not representative or favorable, which could lead to lower than expected revenues.

Our future success is dependent on continued internet technology developments, our ability to adapt to these and other technological changes and to meet evolving industry standards.
      A core element of our business strategy is the migration of our courseware solutions to an online, subscription-based service. Our ability to execute this strategy and generate the related expected revenues is dependent on the continued development and maintenance of Internet technology as well as our ability to adapt our solutions to this technology.
      We may encounter difficulties responding to these and other technological changes that could delay our introduction of products and services. Our industry is characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will depend, to a significant extent, on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

Unless we maintain a strong brand identity, our business may not grow and our financial results may be adversely impacted.
      We believe that maintaining and enhancing the value of the PLATO Learning brand is important to attracting purchasers for our products and services. Our success in maintaining brand awareness will depend on our ability to continuously provide educational technology that students enjoy using, and teachers and parents consider beneficial to the learning process. We cannot be assured that we will be successful in maintaining our brand appeal. In addition, to attract and retain subscribers and users and to promote and maintain the PLATO Learning brand, we have spent, and may need to continue spending, significant resources enhancing our brand, which may include promotional programs and efforts by our field sales team and professional development staffs. Our revenues may not be sufficient to offset costs from these activities.

Misuse or misappropriation of our proprietary rights could adversely affect our results of operations.
      Our success depends in part on our intellectual property rights to the products and services that we develop. We rely primarily on a combination of the laws of copyrights, trademarks, and trade secrets. We also utilize license agreements, employment and employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. We regard many of our intellectual property rights as essential to our business. We enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action.
      We own and maintain numerous federal registrations of various trademarks and service marks, including, but not limited to, the PLATO, CyberEd, NetSchools, Lightspan, Academic Systems, and eduTest marks in the United States and in other countries that are important to our business. We have not applied for trademark registrations at the state level and rely on our federal registrations and common-law rights to protect our trademarks, service marks, trade names, domain names, and trade dress.
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
      As discussed in Item 9A of this Annual Report on Form 10-K, management has concluded that we are in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Failure to maintain compliance in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      We lease all of our facilities, including our corporate headquarters in Bloomington, Minnesota. We have sales offices throughout the United States and in the United Kingdom and Canada. Our leased facilities are adequate to meet our current and expected business requirements.

ITEM 3.	LEGAL PROCEEDINGS
      Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. On April 1, 2005, the complaint was dismissed with prejudice. On April 15, 2005, the plaintiff filed a motion for reconsideration. This motion was denied on May 13, 2005. The plaintiff filed a second motion for reconsideration on May 16, 2005. The court affirmed the previous ruling, rejecting the plaintiff’s second motion. The plaintiff has appealed the decision of the trial court and briefs are due in early 2006. We believe that the trial court properly dismissed the matter and will contest the appeal vigorously. We continue to believe this lawsuit is without merit; however, we can give no assurance as to its ultimate outcome. An unfavorable outcome could have a material adverse effect on our consolidated financial statements.

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
Market Information
      Our common stock has traded publicly on the NASDAQ National Market under the symbol “TUTR” since December 23, 1992. The quarterly range of high and low prices per share of our common stock on the NASDAQ National Market was as follows:

	2005		2004

Fiscal Quarter	High	Low	High	Low

First	$9.04	$6.45	$13.29	$9.00
Second	8.16	6.91	13.50	9.01
Third	8.75	6.33	11.45	8.24
Fourth	8.59	6.11	9.39	6.67
Holders
      As of January 9, 2006, there were approximately 950 record holders of our Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information available to us, there were approximately 4,200 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.
Dividends
      We have not declared or paid cash dividends on our common stock in fiscal years 2005 or 2004. Our ability to declare and pay dividends is restricted as defined by our revolving loan agreement. While future cash dividend payments are at the discretion of our Board of Directors, our current intentions are to reinvest all earnings in the development and growth of our business.
Repurchases
      We did not repurchase any shares of our common stock during 2005. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15 million of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. The approximate dollar value of shares that may yet be repurchased under the plan is $1.3 million.

ITEM 6.	SELECTED FINANCIAL DATA

	2005(1)	2004(2)	2003	2002	2001(3)

	(In thousands, except per share amounts)
For the year ended October 31:
Revenues	$121,804	$141,801	$82,192	$74,391	$70,107
Gross profit	56,996	91,248	54,011	53,028	54,611
Operating expenses:
Sales and marketing	49,996	61,586	39,438	37,335	34,927
General and administrative	18,420	19,469	13,182	12,422	7,948
Product development	5,646	5,973	2,267	3,405	1,472
Amortization of intangibles	4,322	4,308	587	603	2,101
Restructuring and other charges	6,025	—	802	360	1,260
Operating (loss) profit	(27,413)	(88)	(2,265)	(1,097)	6,903
Interest income	1,026	432	317	851	817
Interest expense	(90)	(122)	(104)	(131)	(585)
Income tax expense (benefit)	860	2,030	(441)	600	3,505
Net (loss) earnings(4)	(27,687)	(1,828)	(1,667)	(1,141)	3,505
Basic (loss) earnings per share(4)	(1.18)	(0.08)	(0.10)	(0.07)	0.26
Diluted (loss) earnings per share(4)	(1.18)	(0.08)	(0.10)	(0.07)	0.24

At October 31:
Cash and cash equivalents	46,901	29,235	23,834	30,390	61,568
Marketable securities	213	16,223	3,862	—	—
Accounts receivable, net	22,768	41,852	39,176	33,034	28,739
Total assets	197,328	232,744	149,962	147,583	131,911
Long-term debt, excluding current portion	57	42	308	567	720
Deferred revenue	40,431	51,575	26,564	18,837	10,333
Total liabilities	62,501	73,294	40,030	34,000	22,012
Stockholders’ equity	134,827	159,450	109,932	113,583	109,899

(1)	In 2005, we incurred $13,194,000 of asset impairment charges related to certain capitalized product development and purchased technology assets. These charges were recorded in cost of revenues and reduced gross profit. See Notes 7 and 8 to Consolidated Financial Statements.

(2)	In 2004, we acquired Lightspan, Inc. See Note 3 to Consolidated Financial Statements.

(3)	In 2001, we completed a secondary public stock offering resulting in net proceeds of approximately $55,000,000.

(4)	Net earnings and basic and diluted earnings per share for 2001, assuming we had adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and excluded goodwill amortization, would have been $4,362,000, $0.33 and $0.30, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fiscal Year
      Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2005, 2004, and 2003 relate to the fiscal years ended October 31, 2005, 2004, and 2003, respectively. References to future years also relate to our fiscal year ending October 31.
Introduction and Overview
      Fiscal year 2005 was a transition year for the Company. Compared to fiscal 2004, our revenues declined 14%, to $121.8 million, and our net loss, including impairment, restructuring and other charges of $19.2 million, increased from ($1.8) million, or ($0.08) per share, to ($27.7) million, or ($1.18) per share. Despite the decline in our financial performance, we exited 2005 a much healthier and more focused Company.
      The transition in 2005 was extensive and challenging, but was critical to our long-term success. Significant leadership changes were made early in the year, followed by a thorough assessment of products and development projects. This assessment resulted in a product roadmap which we believe will make our product offerings the strongest in the industry. We were required to make some difficult decisions regarding our workforce in 2005. These decisions were necessary to reduce our cost structure and to align the personnel and structure of our sales and development organizations with the new business direction. We also spent a considerable amount of time and effort during the year on developing the internal systems, processes, and disciplines necessary to support our long-term growth plans. In executing the transition, we incurred non-cash technology impairment charges of $13.2 million, cash and non-cash restructuring and other charges totaling $6.0 million, and reduced our operating expenses from 2004.
      In 2005, we put in place the people, product plans, and processes necessary for our future success and believe that these efforts have positioned us for growth and profitability in 2006 and beyond. Our business, however, is not without risks and uncertainties. We derive the majority of our revenues from public school funding, which is dependent on support from federal, state, and local governments. In addition, our success is dependent on continued and growing market acceptance of curriculum-based educational software. This acceptance is subject to changes in teacher, student, and parent preferences for interactive educational technology, and our ability to continue to demonstrate improvements in academic performance at schools that use our educational software. We will continue to transition our business model to fee-based online subscription services. Our revenue decline in 2005 was due primarily to a decline in products sold on a one-time perpetual license fee basis. These license fees are a large one-time investment for many of our customers, are difficult to predict, and require product upgrades and enhancements to persuade customers to continue to upgrade the products they purchase. Our product strategy emphasizes subscription-based products, but the transition to a subscription-based model can reduce revenue or revenue growth during the transition. For a more detailed discussion of these and other risks and uncertainties we face in our business, refer to Part I, Item 1A of this Annual Report on Form 10-K.
      We understand the risks and challenges to growing our business and returning it to consistent profitability, but we believe we are well-positioned to address them. We believe that education remains one of the last great market opportunities where software products have yet to live up to their true potential. We believe we have a highly recognized brand in education, loyal and satisfied customers, a broad portfolio of products, state-of-the-art product development capabilities, and a talented base of employees who deeply understand education and are dedicated to making a difference to our customers and their students.
      Our outlook for 2006 is consistent with our belief that 2005 was a turnaround year for the Company. Order growth is expected to be in the range of 15% to 20%. Revenues are expected to grow by no more than 4% over 2005, however, as much of the order growth is expected to come from new products introduced to the market throughout the year and from products sold on a subscription fee basis, rather than a perpetual license fee basis. The restructuring activities we undertook in 2005 will favorably affect our year-over-year operating expense comparisons (excluding restructuring charges), offset partially by increases in stock-based compensation expense as we adopt the provisions of FASB Statement No. 123(R). As a result of these changes, we expect to be modestly profitable in 2006. For a more detailed discussion of our 2006 outlook, see the section captioned “Fiscal Year 2006 Outlook” below.
Critical Accounting Policies and Estimates
      Our discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified revenue recognition, the allowance for doubtful accounts, capitalized product development costs, the valuation of our deferred income taxes, and the valuation and impairment analysis of goodwill and identified intangible assets, as the critical accounting policies and estimates that are significant to the financial statement presentation, and that require difficult, subjective, or complex judgments. Our discussion of these policies is intended to supplement, but not replace, the more detailed discussion of these and other accounting policies and disclosures contained in Note 1 to Consolidated Financial Statements.
      Revenue Recognition. Our revenue recognition policy is considered critical for several reasons. Revenue recognition rules for software companies are very complex, can involve significant judgment, and can vary across the variety of products and services we offer. As a result, revenue results can be difficult to predict, and any delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.
      We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. In general, revenue from the sale of courseware licenses is recognized when all of the following conditions are met: (i) a written customer order has been executed, (ii) courseware has been delivered, (iii) the license fee is fixed or determinable, and (iv) collectibility of the fee is probable. Certain judgments can affect how these specific rules are applied to individual transactions. These judgments typically involve whether collectibility can be considered probable and whether fees are fixed or determinable. Provided all other revenue recognition criteria have been met, if collectibility of the fee is not probable, revenue is not recognized until payments are received; or, if the fee due from the customer is not fixed or determinable, revenue is not recognized until the payments become due. In 2005, we implemented a policy which requires, in most instances, that a purchase order signed by the customer be received by us prior to the recognition of revenue. We believe this policy change has reduced the level of judgment with respect to these revenue recognition criteria.
      Our transactions often consist of multiple element, or “bundled”, arrangements. Software revenue recognition rules require that these orders be analyzed to determine the relative fair value of each bundled element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.
      In addition to providing our courseware licenses on a one-time, perpetual license basis, certain courseware is also provided on a subscription basis. Revenues from products sold on a subscription basis are recognized ratably as the products are delivered over the subscription period.
      We also provide professional services related to our products, including consulting, training, and implementation services, as well as ongoing software support and maintenance. Consulting, training, and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately. Software support and maintenance is recognized ratably over the support period, and consulting, training and implementation services are recognized as the services are performed.
      Allowance for Doubtful Accounts. We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience, and the aging of our trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to revision and can involve significant judgment. The primary factors that impact these assumptions include our credit assessment process, our historical experience, and the efficiency and effectiveness of our billing and collection functions. We believe that the current budget difficulties facing many states will not have a significant impact on the collection of our accounts receivable. In 2005, we significantly reduced the variety of payment terms offered to our customers which had the effect of reducing our bad debt exposure. However, a change in the underlying conditions contributing to these beliefs could impact our assessment of collectibility and, therefore, require a change in the allowance for doubtful accounts and the amount of bad debt expense. Such a change may have a significant impact on future results of operations.
      Capitalized Product Development Costs. Our investments in product development are significant, and the rules that govern how these costs are accounted for in our financial statements can have a significant impact on our operating results from period to period.
      Our product development activities relate to the research, development, enhancement, and maintenance of our courseware products. Costs related to the initial design and development of new products and the routine enhancement and maintenance of existing products, are expensed as incurred. When projects in the initial design and development phase reach technological feasibility, we begin capitalization of the related project costs. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. A significant portion of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. The amortization of these costs is included in cost of revenues related to license fees and subscriptions.
      We evaluate our capitalized costs on an quarterly basis to determine if the unamortized balance related to any given product, or group of products, exceeds its estimated net realizable value. Estimating net realizable value requires us to use judgment in projecting future revenues and cash flows to be generated by the product and thereby quantifying the amount, if any, to be written off. Actual cash flows and amounts realized from the courseware products could differ materially from those estimated. In addition, any future changes to our courseware product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated results of operations. As further discussed below in the section captioned “Gross Profit,” this evaluation as of October 31, 2005 resulted in an impairment charge of $4.4 million related to capitalized software.
      Valuation of Deferred Income Taxes. Our accounting policy for the valuation of deferred income taxes is considered critical for several reasons. Significant judgment is required in the assessment of the need for a valuation allowance. In addition, income tax accounting rules, in combination with purchase accounting rules applied in the acquisition of Lightspan in 2004, result in a complex tax accounting situation in which we currently do not recognize tax benefits on operating losses or on the realization of deferred tax assets, but regardless of our operating results, recognize tax expense on future tax liabilities related to tax deductible goodwill.
      The majority of our deferred tax assets represent net operating loss carryforwards which are available to offset future taxable income. These loss carryforwards include those acquired in the acquisition of Lightspan in 2004, as well as carryforward losses that existed prior to the acquisition or incurred after the acquisition. Our ability to realize the benefit of these loss carryforwards is dependent upon our ability to generate future taxable income. At the time of the acquisition, our history of cumulative operating losses, including those at Lightspan prior to the acquisition, was evidence that we would not be able to generate sufficient future taxable income to realize the benefit of carryforward losses. As a result, our deferred tax assets were fully reserved at that time and, under purchase accounting rules, the write-off was recorded as an increase to goodwill. Although we expect to be profitable in 2006, historical results carry more weight in the assessment of the valuation allowance. As a result, our deferred tax assets continue to be fully reserved at October 31, 2005.
      Excluded from our calculation of net deferred tax assets is a deferred tax liability related to tax deductible goodwill. The timing of the reversal of this difference is considered indefinite because it will not reverse until the underlying assets that created the goodwill are disposed of or sold. Accordingly, this timing difference cannot be used to support the realization of other deferred tax assets which have definite lives.

      Our net deferred tax assets will remain fully reserved until the related tax benefits are realized through the generation of taxable income in a particular year, or until we can demonstrate a history of generating taxable income. In either case, the related tax benefits will be recorded first as a reduction to goodwill, as opposed to being recorded as an income tax benefit in the consolidated statement of operations.
      Goodwill and Identified Intangible Assets. Goodwill and identified intangible assets are recorded when the purchase price paid for an acquisition exceeds the fair value of the tangible assets acquired. Most of the companies we have acquired have not had significant tangible assets. As a result, a significant portion of the purchase price paid in acquisitions has been allocated to identified intangible assets and/or goodwill.
      The allocation of the excess purchase price requires that we make significant assumptions and estimates. These include projections of future cash flows expected to be generated by the acquired assets and estimates of their expected useful lives. Identified intangible assets are amortized to expense over their expected useful lives and goodwill is not amortized. Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made. Significant assumptions and estimates are also required in making these assessments. Accordingly, the assumptions and estimates we use in implementing this policy affect the amount of identified intangible asset amortization and impairment charges, if any, reflected in our operating results. As further discussed below in the section captioned “Gross Profit,” our impairment assessment at October 31, 2005 resulted in a charge of $8.8 million related to acquired technology assets from previous acquisitions
General Factors Affecting our Financial Results
      In addition to the effects the application of our critical accounting policies can have on our financial results as discussed above, a number of other general factors can affect our results from period to period. These factors are discussed below.
      Revenue. A large portion of our revenues are derived from the sale of one-time, perpetual licenses to our software products. These sales are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of these individual sales can have a significant impact on the comparability of revenues from period to period. In addition, as is common in the software industry, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Subscription-based license fees and software support fees (included in services revenues) are earned ratably throughout the year. Historically these revenues together have made up less than 25% of total revenues. However, as these revenues grow as a percentage of total revenues, our period to period revenues will become more comparable and predictable. Our business is also very seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
      Gross Profit Percentage. Our gross profit percentage during a period is dependent on a number of factors. License fee revenues have high gross profit margins due to the low direct cost of delivering these products. As a result, the mix of license fee revenues to total revenues in a given period significantly influences reported total gross profit margins. In addition, a large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross profit margins, while decreases in revenues have the opposite effect.
      Operating Expenses. Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 10% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with revenue activity or individual events that occur during the period.

      General and administrative expenses are substantially fixed in nature. However, certain components such as our provision for bad debts, professional fees, and other expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.
      Product development expense in our consolidated statement of operations does not reflect our total level of product development spending. Costs to enhance or maintain existing products, or to develop products prior to achieving technological feasibility, are charged to product development expense as incurred. Costs incurred to develop new products after technological feasibility is achieved, which represent the majority of our total development spending, are capitalized and amortized to cost of revenues. Accordingly, product development expense in our consolidated statement of operations can fluctuate from period to period, in terms of both total dollars and as a percentage of revenue, based on the nature and timing of the development activities occurring during the period.
      Amortization of intangibles represents the amortization of certain identified intangible assets acquired through various acquisitions. These expenses are generally predictable from period to period because they are fixed over the course of their individual useful lives.
Results of Operations
Non-GAAP Financial Measures
      The following discussion of the results of operations for 2004 compared to 2003 includes non-GAAP financial measures that present 2003 revenues and certain operating expenses on a pro forma basis as if Lightspan, which was acquired on November 17, 2003, had been acquired as of November 1, 2002. These 2003 adjustments are generally the same as those presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K/ A. Results of operations for 2004 reflect GAAP results from the date of acquisition, and are not adjusted to reflect 2004 pro forma results prior to the acquisition date, as such adjustments are not material to this analysis. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Our management views these non-GAAP financial measures as useful in facilitating internal comparisons to our historical operating results and comparisons to competitors’ operating results. We include these non-GAAP financial measures because we believe they are useful to investors by allowing for greater transparency related to supplemental information used by our management in its financial and operational analysis. Investors are encouraged to review the following reconciliation of selected non-GAAP financial measures used herein to their most directly comparable GAAP financial measures as provided with our consolidated financial statements.

Reconciliation of 2003 Non-GAAP Financial Measures

		Lightspan 2003
	2003, as	Results, Pre-	2003
	Reported	Acquisition	Pro Forma

Revenues	$82,192	$47,871	$130,063
Cost of revenues	28,181	14,152	42,333

Gross profit	54,011	33,719	87,730
Operating expenses:
Sales and marketing	39,438	31,649	71,087
General and administrative	13,182	6,434	19,616
Product development	2,267	9,641	11,908
Amortization of intangibles	587	6,644	7,231
Restructuring and other charges	802	—	802

Revenues
      The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:

Orders Greater Than $100,000

	2005		2004

		Change		Change	2003
	Amount	from 2004	Amount	from 2003	Pro Forma

Number	154	(27.7)%	213	4.4%	204
Value ($000s)	$35,903	(46.7)%	$67,317	23.2%	$54,638
Average Value ($000s)	$233.1	(26.2)%	$316.0	18.0%	$267.8

Revenue (dollars in thousands)

			2004
	2005
				Percent
		Percent		Change
		Change		from 2003	2003
	Amount	from 2004	Amount	Pro Forma	Pro Forma

License fees	$57,803	(27.8)%	$80,078	5.7%	$75,794
Subscriptions	17,997	(13.1)	20,718	10.4	18,762
Services	38,342	27.7	30,030	14.3	26,262
Other	7,662	(30.2)	10,975	18.7	9,245

	$121,804	(14.1)%	$141,801	9.0%	$130,063

      2005 vs. 2004. Total revenues in 2005 declined 14.1% to $121.8 million, from $141.8 million in 2004, reflecting a significant decrease in license fee orders and revenues. The number of orders greater than $100,000 declined 27.7%, and the related value of these orders declined by 46.7%. These declines reflect lower sales productivity caused by changes we made during 2005 in the sales organization, and the systems, processes and procedures they use. Many of these changes resulted in significant voluntary and involuntary turnover in our sales organization. While these changes were disruptive in the short term, we considered them necessary to position our sales organization for long-term, profitable growth. This decline in sales productivity also contributed to decreases in subscription revenues and other revenues during the year.
      Service revenues increased 27.7% in 2005 and benefited from the large deferred revenue balances at the beginning of the year. Service revenue growth also reflects an increase in supplemental educational services, which were provided for the first time in 2005, and increases in software support fees from a growing customer base and delivery of training services.
      2004 vs. 2003. Total reported revenues increased 72.5% to $141.8 million in 2004 from $82.2 million in 2003, primarily reflecting the acquisition of Lightspan early in 2004. On a pro forma basis, total revenues increased 9.0%. The quantity of orders greater than $100,000 increased slightly from 2003 to 2004, but the average order size increased 18.0%, reflecting several large customer orders in 2004. The increase in average order size did not translate into a comparable increase in license revenues due to our increased focus on subscriptions revenue and professional development services. This shift in focus was reflected in the increases in subscriptions and services revenues from 2003 to 2004, and a corresponding decrease in license revenue as a percentage of total revenue.

Gross Profit
      The following table summarizes the percentage of total revenue, and the gross profit percentage for each revenue category. This information is provided as an aid to the understanding of our discussion and analysis of gross profit:

	Gross Profit Percent			Percent of Total Revenue

			2003			2003
Revenue Category	2005	2004	Pro Forma	2005	2004	Pro Forma

License fees	78.6	81.2	82.5	47.5	56.5	58.3
Subscriptions	46.8	63.8	71.6	14.8	14.6	14.4
Services	43.1	42.1	40.8	31.5	21.2	20.2
Other	(2.8)	3.3	11.3	6.2	7.7	7.1

Total	46.8	64.3	67.5	100.0	100.0	100.0

      2005 vs. 2004. The 2005 total gross profit percentage decreased from 64.3% in 2004 to 46.8% in 2005, primarily due to $13.2 million in asset impairment charges on capitalized product development costs and purchased technology assets. The impairment charges resulted from our evaluation of expected future revenues from certain products given our 2005 financial performance and changes in product development strategies formalized in the fourth quarter. These product development strategy changes were driven by the completion of our strategic planning process. Impairment charges related to capitalized product development costs were $4.4 million, and were primarily related to instructional management and delivery platform products which are expected to be phased out or discontinued when a replacement product is released in 2006. Impairment charges related to purchased technology assets were $8.8 million, and were primarily related to products which, based on the product development strategy implemented in 2005, are expected to be replaced sooner than originally anticipated. The change in product strategy also contributed to a decrease in the anticipated future cash flows from these products relative to the cash flows expected at the time these assets were purchased.
      Excluding the effect of the impairment charges, our gross profit percentage declined 6.7 percentage points from 2004, primarily due to changes in the mix of our revenues. Higher margin license fee revenues declined from 56.5% to 47.5% of total revenue, while lower margin service revenues increased from 21.2% to 31.5% of total revenues. These changes in revenue mix were due to the sales productivity factors discussed under “Revenues” above.
      The decline in subscription margins in 2005 was due to additional non-recurring royalty fees incurred, and to lower subscription revenues on a base of primarily fixed costs which includes amortization of capitalized software development and purchased technology, and depreciation and other infrastructure costs to support these hosted services.
      Amortization of previously capitalized product development costs, a component of cost of revenue related to license fees and subscriptions, was $7.3 million and $6.9 for 2005 and 2004, respectively. We expect this amortization to decrease in 2006 as a result of the related asset impairment charges recorded in 2005, partially offset by increases as additional products are completed and capitalized.
      2004 vs. 2003. The total 2004 gross profit percentage was 64.3%, a decrease of 1.4 percentage points from reported 2003 gross profit percentage, and 3.2% from the 2003 pro forma gross profit percentage. This decrease in 2004 from both 2003 reported and pro forma margins resulted primarily from the higher proportion of subscriptions, services, and other revenues included in the product sales mix in 2004, which carry lower margins. Also contributing to the decline was the increase in amortization of capitalized product development costs and acquired technology from $7.4 million on a pro forma basis in 2003, to $10.3 million in 2004. This increase reflects amortization on product development projects completed during 2003 and 2004 that began being amortized to expense in 2005, and the amortization of technology-related intangible assets acquired in the Lightspan acquisition. The amortization increase was the primary reason for the decline in subscription margins from 2003 to 2004.

Operating Expenses
      The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items. This information is provided as an aid to the understanding of our discussion and analysis of our operating expenses.

				Percent Change

	Percent of Total Revenue
					2003
			2003		Pro Forma
	2005	2004	Pro Forma	2004 to 2005	to 2004

Sales and marketing	41.0	43.4	54.7	(18.8)	(13.4)
General and administrative	15.1	13.7	15.1	(5.4)	(0.1)
Product development	4.6	4.2	9.2	(5.5)	(49.8)
Amortization of intangibles	3.5	3.0	5.6	0.3	(40.4)
Restructuring and other charges	4.9	n/a	0.6	n/a	n/a
      2005 vs. 2004. Total 2005 operating expenses, including restructuring and other charges of $6.0 million, were $84.4 million. Excluding these charges, total operating expenses decreased $12.9 million from 2004, or 14.2%, for the reasons outlined below.
      Sales and marketing expenses were $50.0 million in 2005 as compared to $61.6 million in 2004, representing a decrease in both dollars and percentage of total revenue. These decreases primarily reflect the sales organization changes and process and cost reductions we initiated in 2005. This resulted in voluntary and involuntary sales force attrition which resulted in reduced salaries, travel, professional services, facilities and other related costs. Also contributing to the decline were the realignment of our service resources from sales support to billable activities (which shifted some costs from selling expense to cost of revenues) and decreased commissions resulting from the decrease in revenues.
      General and administrative expenses were $18.4 million in 2005 as compared to $19.5 million in 2004, representing a decrease in total spending of 5.4%, but an increase as a percent of total revenues. The decline in total spending was due primarily to a reduction in bad debt expense due to tighter credit and payment terms and the reduction in total revenues. Cost reduction activities initiated in 2005 also resulted in additional savings, but were offset by increased professional fees for Sarbanes-Oxley compliance, senior management and board member changes, and process improvement initiatives in 2005. Had these additional offset expenses not been incurred in 2005, we would have expected general and administrative expenses as a percent of total revenue to remain flat, or decline slightly, from 2004.
      Product development expenses for 2005 were $5.6 million, representing a 5.5% decrease from the $6.0 million reported for 2004. Product development expense decreased due primarily to a shift in spending mix toward more capitalized projects compared to 2004. Total product development spending, which represents spending on projects that are capitalized and those that are expensed, was $15.1 million in 2005, or 12.4% of total revenues, compared to total spending in 2004 of $15.2 million, or 10.7% of total revenues. Significant product development projects in 2005 were related to math and science courseware and an instructional management platform. Late in 2005, we restructured our development activities to take advantage of lower cost offshore development resources. Although we expect this restructuring to achieve significant savings in unit labor costs, we expect to invest these savings in additional product development.
      Amortization of intangibles represents the amortization of identified intangible assets, other than technology, acquired in acquisitions, the last of which was the Lightspan acquisition in November 2003. Amortization of $4.3 million in 2005 was comparable to 2004, given that the related assets are amortized on a straight-line basis and were unchanged from 2004 to 2005.
      Restructuring and other charges in 2005 totaled $6.0 million related to restructuring activities in our U.K. subsidiary and our North American operations, primarily in our sales and development organizations. The North American restructuring activities were designed to lower costs and align these organizations with our new business direction, while the U.K. activities were designed to lower costs in line with revenue expectations in this geographic market. These costs consist of $3.1 million in severance and related benefits paid to terminated employees, $1.6 million related to executive officer terminations under employment agreements, $0.5 million in costs related to facility closures, and $0.8 million in other charges. No restructuring costs were incurred in 2004.
      On October 26, 2005, the Compensation Committee of our Board of Directors approved an acceleration of the vesting of all unvested, underwater stock options having an exercise price greater than the closing price of $7.34 of our common stock on that date. The acceleration covers approximately 760,000 outstanding options with a weighted average exercise price of $8.39. Approximately 600,000 of these options are held by executive management, who will be restricted from selling such shares, subject to certain exceptions, prior to the date on which the exercise would have been permitted under the option’s original vesting terms. The objectives of the acceleration were to eliminate pre-tax compensation expense of $2.6 million that otherwise would have been recognized in our future consolidated financial statements upon the adoption of FASB Statement No. 123(R), “Share-Based Payment”, on November 1, 2005, and to improve employee retention.
      2004 vs. 2003. Total operating expenses in 2004 were $91.3 million, an increase of $35.1 million, or 62.3% over 2003 reported operating expenses due primarily to the Lightspan acquisition, and to a lesser degree, the New Media acquisition, both of which occurred early in fiscal year 2004. The effect of the acquisition was to significantly increase, relative to 2003, the 2004 reported amounts of sales and marketing, general and administrative and product development expenses due to the combination of the two company’s cost structures.
      Sales and marketing and general and administrative expenses, in total, declined in 2004 from 2003 pro forma levels in terms of both total spending and as a percentage of total revenues. These declines were the result of cost reduction plans implemented at the time of the acquisition, as well as the synergistic benefits received from combining the PLATO Learning and Lightspan activities in these areas.
      Product development expenses declined in 2004 from 2003 pro forma levels, and also benefited from cost reduction plans and other synergistic benefits achieved from the acquisitions, as well as an increase in the mix of capitalized versus expensed development projects. Total product development spending, which represents spending on projects that are capitalized and those that are expensed, was $15.2 million in 2004, or 10.7% of total revenues, compared to $9.1 million on an as reported basis in 2003, or 11.1% of total revenues. While this spending percentage decreased slightly, aided in part by our acquisitions of developed technologies and curriculum content, our spending dollars increased significantly due to substantial investments to develop science and other courseware in 2004.
      Amortization of intangibles represents the amortization of identified intangible assets, other than technology, acquired in acquisitions. Amortization in 2004 increased to $4.3 million from $0.6 million in 2003, primarily reflecting the related intangible assets acquired in the Lightspan acquisition.
      Restructuring charges in 2003 totaled $0.8 million consisting primarily of severance and other costs related to the replacement of our Managing Director of our U.K. operations, the termination of two senior executives (our Chief Operating Officer and a co-founder of NetSchools) and three other employees, and a reduction in the size of our U.S. workforce by approximately 30 positions. These actions were taken in connection with restructuring plans intended to align our cost structure with future expectations. There were no restructuring costs in 2004.
Interest Income
      2005 vs. 2004. Interest income in 2005 increased $0.6 million to $1.0 million. This increase reflects an increase in our average cash, cash equivalents and marketable securities balances and the related interest rates earned on these investments.
      2004 vs. 2003. Interest income in 2004 was $0.4 million compared to $0.3 million in 2003, reflecting a comparable increase in average cash, cash equivalents and marketable securities balances from 2003 to 2004.

Income Taxes
      As discussed earlier in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as a result of the Lightspan acquisition, our net deferred tax assets as of the acquisition date, excluding the deferred tax liability relating to tax deductible goodwill which cannot be used to support realization of net deferred tax assets, were fully reserved in the first quarter of 2004, resulting in an increase to goodwill in purchase accounting. Accordingly, any reversal of this valuation allowance due to the subsequent realization of the deferred tax assets is recorded as a reduction to goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations.
      In 2005, we recorded income tax expense of $0.9 million, consisting of $0.6 million related to tax deductible goodwill which cannot be offset against existing deferred tax assets, and $0.3 million related to income taxes paid in states in which income taxes are not filed on a unitary, or consolidated legal entity basis. Because these states do not allow for the preparation of a consolidated tax return, certain legal entities under which we operate in the U.S. may have taxable income in these states which can not be offset by losses from other legal entities.
      In 2004, we recorded income tax expense of $2.0 million, consisting of $1.4 million for our U.S. income, and $0.6 million related to the tax deductible goodwill mentioned earlier. As discussed above, the net realization of previously reserved deferred tax assets resulting from U.S. income is a reduction in goodwill, rather than a reduction in income tax expense related to our U.S. operations. We do not recognize a tax benefit for losses in our foreign subsidiaries due to the uncertainty of realizing these foreign tax benefits in future years.
      In 2003 we recorded an income tax benefit of $0.4 million, or 20.9% of the pretax loss. Our historical effective income tax rate has been highly volatile due to the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we do not record an income tax benefit due to the uncertainty of realizing these foreign tax benefits in future years.
Liquidity and Capital Resources
      Cash and Cash Equivalents. At October 31, 2005, cash and cash equivalents were $46.9 million, an increase of $17.7 million from October 31, 2004. Approximately $16.0 million of this increase represents the net conversion of long-term and short-term marketable securities to cash and cash equivalents during the year. The balance of the increase reflects cash flows from operations in 2005 of $9.8 million and $2.8 million in proceeds primarily from the exercise of employee stock options, offset by investments of $9.4 million in capitalized product development and $1.4 million in equipment and leasehold improvements. Cash flows from operations in 2005 were down $17.2 million from 2004, reflecting the significant increase in our net loss in 2005. The 2005 investments in capitalized new product development were comparable to 2004 levels and primarily related to math and science courseware and an instructional management platform. Equipment and leasehold improvement purchases in 2005 were down significantly from 2004, which included significant investments in sales organization productivity tools.
      Cash and cash equivalent balances at October 31, 2004 were $29.2 million, an increase of $5.4 million during the year. Cash generated from operations in 2004 was $27.0 million, and an additional $1.9 million in cash was generated by exercise of outstanding stock options and warrants and by common stock issued under our employee stock purchase plan. Expenditures during the year on capitalized product development were $9.2 million and reflected substantial investments to develop science and other courseware. Purchases of equipment and leasehold improvements totaled $3.6 million reflecting the implementation of a new customer relationship management system and the purchase of new laptop computers, both expected to improve field sales productivity. Excess cash and cash equivalents generated during the year of $12.4 million were converted to short-term marketable securities.
      Working Capital and Liquidity. At October 31, 2005, our principal sources of liquidity included cash and cash equivalents and marketable securities totaling of $47.1 million, net accounts receivable of $22.8 million, and our unused line of credit of $12.5 million. Working capital, defined as current assets minus current liabilities, was $25.4 million and $29.8 million at October 31, 2005 and 2004, respectively.

      The decrease in working capital was primarily due to a $19.8 million decrease in net accounts receivable, offset by a $5.3 million increase in cash, cash equivalents and marketable securities as discussed above, and a $7.8 million decrease in deferred revenues. The decrease in receivables reflect collections from our strong fourth quarter 2004 revenues and lower fourth quarter 2005 revenues while the decrease in deferred revenues was generally driven by the decline in order volume from 2004 to 2005.
      On June 30, 2005, we extended our revolving loan agreement with Wells Fargo Bank, N.A., through January 31, 2006. The revolving loan agreement provides for a maximum $12.5 million line of credit, as determined by the available borrowing base. The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. Certain of the covenant calculations are based on the trailing twelve-month period. All applicable covenants were satisfied as of October 31, 2005, and our unused borrowing capacity was $12.5 million. Negotiations are in progress to replace this agreement prior to its expiration.
      Our future liquidity needs will depend on, among other factors, the timing and extent of product development expenditures, changes in customer order volume, the timing and collection of receivables, and expenditures in connection with possible acquisitions or stock repurchases. We believe that existing cash and investment balances, available credit lines and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.
      Contractual Obligations and Commercial Commitments. Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty agreements, and capital lease obligations. In addition, any future borrowings under our revolving loan agreement as discussed above would require future use of cash.

	Payments Due by Period

					More
		1 Year	1 to	3 to	than
Contractual Obligations	Total	or Less	3 Years	5 Years	5 Years

	(In thousands)
Operating leases	$9,217	$2,478	$4,140	$2,350	$249
Royalty agreements	3,400	1,113	2,037	250	—
Capital leases obligations	144	87	57	—	—

Total	$12,761	$3,678	$6,234	$2,600	$249

      At October 31, 2005, we had no significant commitments for capital expenditures.
      With the acquisition of New Media in 2004, there is additional deferred consideration of approximately $450,000 due over the period from the acquisition date through December 2006 based on New Media revenues.
Disclosures about Off-Balance Sheet Arrangements
      We did not have any off-balance sheet arrangements as of October 31, 2005 or 2004.
Fiscal Year 2006 Outlook
      Our outlook for our 2006 financial performance includes revenue growth of up to 4% over 2005, and a return to modest profitability. This outlook reflects our belief that in 2006, we will begin experiencing the benefits of our 2005 turnaround efforts.
      Sales order growth in 2006 is expected to be in the range of 15% to 20% as a result of increased sales productivity and new product introductions. Revenue growth, however, is not expected to be greater than 4% due to several factors. Much of the order growth is expected to be from sales of new products that will not be introduced until later in 2006, and from sales of subscription products that are recognized as revenue over time rather than upon sale and delivery. In addition, international revenues are expected to decline in 2006 due to the downsizing of our U.K. operations, which we expect to breakeven in 2006. We are also changing our strategy with regard to participation in the Supplemental Educational Services (“SES”) market in 2006 which will result in reduced service revenues. Rather than providing these services directly ourselves, we will serve this market by providing our products to other SES providers.
      The total gross margin for the year is expected to be between 62% and 64%, depending on product mix, as cost reductions and pricing controls established in 2005 will be in place for the entire year in 2006. In addition, product development and technology-related intangible asset amortization expense included in cost of revenues will be lower in 2006 as a result of the asset impairment charges incurred in 2005.
      Operating expenses, excluding restructuring and other charges, should remain relatively stable as expected declines in expenses will be substantially offset by stock-based compensation expense as the Company adopts FASB Statement No. 123(R). Restructuring charges related to actions taken in 2005, but were not accruable at that time, are expected to be less than $1.0 million.
      The tax provision in 2006 is expected to be $0.6 million higher than the amount calculated by applying a 40% tax rate to pretax earnings, reflecting tax deductible goodwill from a previous acquisition that creates a deferred tax liability that cannot be offset against deferred tax assets.
      Cash, cash equivalents and marketable securities are expected to decline modestly for the full year, as investments in product development are increased to accelerate the release of new products. Spending on capitalized product development projects is expected to range from $19.0 to $23.0 million, depending on the timing of those projects.
Interest Rate Risk
      Our borrowing capacity primarily consists of a revolving loan with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At October 31, 2005, we did not have any outstanding borrowings under this revolving credit facility. Our only debt consisted of capital lease obligations at fixed interest rates. As a result, risks relating to interest rate fluctuations are considered minimal.
Foreign Currency Exchange Rate Risk
      The primary market for our products and services is in the United States, but our products are marketed outside the U.S. on a selected basis and we have limited operations in Canada and the United Kingdom. However, our foreign operations are not a significant component of our business, and as a result, risks relating to foreign currency fluctuation are considered minimal.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based Payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SFAS 123(R) is effective for our first quarter of 2006 and the adoption of this new accounting pronouncement is expected to result in pre-tax stock-based compensation expense of between $1.2 million and $2.0 million in our fiscal year 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the U.S. and GAAP developed by the International Accounting Standards Board (“IASB”). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), that was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The provisions of SFAS 153 were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there was no impact on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year 2007) and is not expected to have a significant impact on our consolidated financial statements.

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
      (a)(1) Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of PLATO Learning, Inc.:
      We have completed an integrated audit of PLATO Learning, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 16, 2006

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Revenues:
License fees	$57,803	$80,078	$52,439
Subscriptions	17,997	20,718	7,151
Services	38,342	30,030	16,738
Other	7,662	10,975	5,864

Total revenues	121,804	141,801	82,192

Cost of revenues:
License fees	12,353	15,060	8,217
Subscriptions	9,576	7,506	3,567
Services	21,809	17,373	10,929
Other	7,876	10,614	5,468
Impairment charges	13,194	—	—

Total cost of revenues	64,808	50,553	28,181

Gross profit	56,996	91,248	54,011

Operating expenses:
Sales and marketing	49,996	61,586	39,438
General and administrative	18,420	19,469	13,182
Product development	5,646	5,973	2,267
Amortization of intangibles	4,322	4,308	587
Restructuring and other charges	6,025	—	802

Total operating expenses	84,409	91,336	56,276

Operating loss	(27,413)	(88)	(2,265)
Other income (expense):
Interest income	1,026	432	317
Interest expense	(90)	(122)	(104)
Other expense, net	(350)	(20)	(56)

Earnings (loss) before income taxes	(26,827)	202	(2,108)
Income tax expense (benefit)	860	2,030	(441)

Net loss	$(27,687)	$(1,828)	$(1,667)

Loss per share:
Basic and diluted	$(1.18)	$(0.08)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	23,381	22,637	16,510

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,

	2005	2004

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$46,901	$29,235
Marketable securities	213	12,615
Accounts receivable, net	22,768	41,852
Inventories	4,026	2,683
Other current assets	6,351	6,777

Total current assets	80,259	93,162
Long-term marketable securities	—	3,608
Equipment and leasehold improvements, net	5,711	7,946
Product development costs, net	14,753	17,116
Goodwill	71,865	71,267
Identified intangible assets, net	22,505	39,432
Other long-term assets	2,235	213

Total assets	$197,328	$232,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,938	$5,196
Accrued employee salaries and benefits	7,772	8,772
Accrued liabilities	8,933	6,383
Deferred revenue	35,218	43,042

Total current liabilities	54,861	63,393
Long-term deferred revenue	5,213	8,533
Deferred income taxes	1,931	1,322
Other long-term liabilities	496	46

Total liabilities	62,501	73,294

Commitments and contingent liabilities (see Note 11)
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,637 shares issued and 23,617 outstanding at October 31, 2005; 23,095 shares issued and 23,075 shares outstanding at October 31, 2004	236	231
Additional paid in capital	166,295	162,956
Treasury stock at cost, 20 shares	(205)	(205)
Accumulated deficit	(30,537)	(2,850)
Accumulated other comprehensive loss	(962)	(682)

Total stockholders’ equity	134,827	159,450

Total liabilities and stockholders’ equity	$197,328	$232,744

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net loss	$(27,687)	$(1,828)	$(1,667)

Adjustments to reconcile net loss to net cash provided by operating activities:
Realization of acquired deferred tax assets	—	1,422	—
Deferred income taxes	628	608	(441)
Impairment charges	13,194	—	—
Amortization of capitalized product development costs	7,272	6,941	5,720
Amortization of identified and other intangible assets	8,352	7,648	2,239
Depreciation and amortization of equipment and leasehold improvements	3,393	3,358	2,227
Provision for doubtful accounts	1,245	2,305	2,476
Stock-based compensation	39	217	—
Loss on disposal of equipment	289	53	61
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	17,839	4,786	(8,442)
Inventories	(1,343)	(22)	993
Other current and long-term assets	(1,846)	(1,986)	(1,949)
Accounts payable	(2,258)	(164)	1,988
Other current and long-term liabilities	1,863	(4,183)	(1,492)
Deferred revenue	(11,144)	7,838	6,850

Total adjustments	37,523	28,821	10,230

Net cash provided by operating activities	9,836	26,993	8,563

Investing activities:
Acquisitions, net of cash acquired	—	2,460	—
Capitalization of product development costs	(9,440)	(9,238)	(6,863)
Purchases of equipment and leasehold improvements	(1,400)	(3,615)	(2,088)
Purchases of marketable securities	(9,474)	(13,176)	(5,061)
Sales and maturities of marketable securities	25,559	741	1,219

Net cash provided by (used in) investing activities	5,245	(22,828)	(12,793)

Financing activities:
Repurchase of common stock	—	(205)	(2,161)
Net proceeds from issuance of common stock	2,764	1,941	82
Repayments of capital lease obligations	(225)	(239)	(258)

Net cash provided by (used in) financing activities	2,539	1,497	(2,337)

Effect of foreign currency on cash	46	(261)	11

Net increase (decrease) in cash and cash equivalents	17,666	5,401	(6,556)
Cash and cash equivalents at beginning of period	29,235	23,834	30,390

Cash and cash equivalents at end of period	$46,901	$29,235	$23,834

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock
					Retained	Accumulated
			Additional		Earnings	Other	Total
		Par	Paid in	Treasury	(Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Stock	Deficit)	Loss	Equity

	(In thousands)
Balances, November 1, 2002	16,812	$168	$123,053	$(9,495)	$645	$(788)	$113,583
Comprehensive loss:
Net loss	—	—	—	—	(1,667)	—	(1,667)
Unrealized gains on available for sale securities	—	—	—	—	—	20	20
Foreign currency translation adjustments	—	—	—	—	—	75	75

Total comprehensive loss							(1,572)

Common stock repurchased	(457)	(4)	—	(2,157)	—	—	(2,161)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	15	—	82	—	—	—	82

Balances, October 31, 2003	16,370	164	123,135	(11,652)	(1,022)	(693)	109,932
Comprehensive loss:
Net loss	—	—	—	—	(1,828)	—	(1,828)
Unrealized losses on available for sale securities	—	—	—	—	—	(74)	(74)
Foreign currency translation adjustments	—	—	—	—	—	85	85

Total comprehensive loss							(1,817)

Common stock repurchased	(20)	—	—	(205)	—	—	(205)
Exercise of stock options, warrants and shares issued under employee stock purchase plan	300	3	1,938	—	—	—	1,941
Stock-based compensation	7	—	217	—	—	—	217
Common stock and warrants issued for acquisitions	6,576	65	40,365	11,652	—	—	52,082
Common stock returned from acquisition	(158)	(1)	(2,699)		—	—	(2,700)

Balances, October 31, 2004	23,075	231	162,956	(205)	(2,850)	(682)	159,450
Comprehensive loss:
Net loss	—	—	—	—	(27,687)	—	(27,687)
Unrealized gains on available for sale securities	—	—	—	—	—	77	77
Foreign currency translation adjustments	—	—	—	—	—	(357)	(357)

Total comprehensive loss							(27,967)

Exercise of stock options, warrants and shares issued under employee stock purchase plan	468	4	2,760	—	—	—	2,764
Stock-based compensation	5	—	39	—	—	—	39
Contingent common stock issued for past acquisition	69	1	540	—	—	—	541

Balances, October 31, 2005	23,617	$236	$166,295	$(205)	$(30,537)	$(962)	$134,827

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Fiscal Year
      Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2005, 2004, and 2003 relate to the fiscal years ended October 31, 2005, 2004, and 2003, respectively. References to future years also relate to our fiscal year ended October 31.

Consolidation
      The accompanying consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include the allowance for doubtful accounts receivable, the deferred tax asset valuation allowance, and the valuation and recoverability of capitalized product development costs, goodwill, and identified intangible assets. Actual results could differ from those estimates.

Reclassifications
      Certain prior period balance sheet and cash flow amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents
      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Any such investments are carried at amortized cost, which approximates fair value.

Marketable Securities
      We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of related tax effects, reported as a separate component of stockholders’ equity. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Accumulated other comprehensive loss included an unrealized gain of $23,000 at October 31, 2005 and an unrealized loss of $54,000 at October 31, 2004 related to these available-for-sale securities (see Note 4). The gross realized gains and losses from the sale of available-for-sale securities were not material in all periods presented.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We perform evaluations of our customers’ credit worthiness and require no collateral from our customers. Although many of our customers are dependent upon various government funding sources and are subject to appropriation of funds, we do not believe there is a significant concentration of risk associated with any specific governmental program or funding source.

Inventories
      Inventories, consisting primarily of third party hardware, media, documentation, and packaging materials, are stated at the lower of first-in, first-out cost or market. We review our inventory on a regular basis with the objective of assessing its net realizable value. We adjust the carrying value of inventory according to our estimates of the net realizable value of individual inventory components relative to their purchase or carrying value.

Equipment and Leasehold Improvements
      Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. The straight-line method of depreciation is used over the estimated useful lives of the assets. This is generally three to five years for equipment, and the shorter of the lease term or estimated useful life for leasehold improvements. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in our results of operations. Maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets
      We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is not amortized but must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our fair value exceeds our book value, our goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If our book value exceeds our market value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized,

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessments as of October 31, 2005 and 2004. Goodwill was not impaired and no impairment charges were recorded.

Long-Lived Assets
      We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values, and discount rates. In 2005, we recorded asset impairment charges of $8,782,000 related to certain long-lived purchased technology assets. See Note 8 for further discussion of these charges.

Financial Instruments
      The carrying value of our marketable securities approximates their fair value due to the short-term nature of these financial instruments.

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
      For software arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable. VSOE is determined using the price charged when that element is sold separately. For software arrangements in which we have fair value of all undelivered elements, but not of a delivered element, the residual method is used to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. For software arrangements in which we do not have VSOE for undelivered elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements or when all elements for which we do not have VSOE have been delivered.
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

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subscription revenue, primarily fees charged for our PLATO Web Learning Network and PLATO Orion products, is recognized on a ratable basis over the subscription period.
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

Advertising and Sales Promotion Costs
      Advertising and sales promotion costs, which are expensed as incurred, were $1,191,000, $1,648,000 and $1,383,000 for 2005, 2004, and 2003, respectively.

Product Development Costs
      Our product development costs relate to the research, development, enhancement, and maintenance of our courseware products and include employee salary expense, third-party contractor fees, and overhead costs such as facilities expenses. The amortization of capitalized product development costs is included in cost of revenues related to license fees and subscriptions. Research and development costs, relating principally to the design and development of new products prior to them achieving technological feasibility, and the routine enhancement, and maintenance of existing products, are expensed as incurred.
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
      We evaluate our capitalized costs on a quarterly basis to determine if the unamortized costs related to any product, or class of products, exceeds its estimated net realizable value. If an impairment is determined to exist, a related charge is recorded in our statement of operations. In 2005, we recorded asset impairment charges of $4,412,000 related to capitalized product development costs for certain products. See Note 7 for further discussion of these charges.

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
      For purposes of the pro forma disclosures below, the estimated fair value of stock-based employee compensation is amortized to expense over the vesting period of the related arrangement. Had compensation expense for the stock-based employee compensation been recognized based on the fair value at the grant date

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consistent with the provisions of SFAS No. 123, reported results would have been adjusted to the pro forma amounts presented below (in thousands, except per share data):

	2005	2004	2003

Net loss, as reported	$(27,687)	$(1,828)	$(1,667)
Stock-based compensation expense included in reported net loss	39	217	—
Stock-based compensation expense determined using the fair value based method for all awards, net of related tax benefits of $0 in 2005 and 2004, and $1,264 in 2003	(5,204)	(4,751)	(2,770)

Pro forma net loss	$(32,852)	$(6,362)	$(4,437)

Basic and diluted loss per share:
As reported	$(1.18)	$(0.08)	$(0.10)

Pro forma	$(1.41)	$(0.28)	$(0.27)

      On October 26, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested options held by then current employees, including executive management, having an exercise price greater than $7.34, which was the closing price of our common stock on that date. The acceleration covered approximately 760,000 outstanding options with a range of exercise prices of $7.38 to $11.18 and a weighted average exercise price of $8.39. Approximately 600,000 of these options, having a weighted average exercise price of $7.84, are held by executive management who are restricted from selling such shares prior to the date on which the exercise would have been permitted under the option’s original vesting terms. This restriction is subject to certain exceptions, including the lapse of this restriction at the time of an executive’s termination. The objectives of the acceleration, the effect of which is included in the 2005 stock-based compensation expense amount above, were to eliminate pre-tax compensation expense of $2.6 million that would otherwise have been recognized in our future consolidated financial statements upon the adoption of SFAS No. 123(R), “Share-Based Payment”, on November 1, 2005, and to improve employee retention.
      The weighted-average fair value of options granted and the assumptions used in the Black-Scholes stock option pricing model for this disclosure were as follows:

	2005	2004	2003

Fair value of options granted	$4.18	$6.12	$3.82
Expected life (years)	5	5	5
Risk-free rate of return	3.9%	3.4%	2.9%
Volatility	62.0%	67.0%	66.0%
Dividend yield	0.0%	0.0%	0.0%

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

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Per Share
      Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potential common shares, which consist of stock options and warrants, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share.

Foreign Currency Translation
      The functional currency for each of our foreign subsidiaries is the respective local currency. All assets and liabilities of our foreign subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. Translation adjustments arising from the translation of net assets located outside of the United States (“U.S.”) into U.S. dollars are recorded as a separate component of stockholders’ equity. The cumulative losses related to foreign currency translation adjustments included in stockholders’ equity were $985,000 and $628,000 at October 31, 2005 and 2004, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Comprehensive Loss
      The components of our comprehensive loss include our net loss, unrealized gains and losses on available for sale marketable securities, and foreign currency translation adjustments. Comprehensive loss for all periods presented is included in our consolidated statements of stockholders’ equity and comprehensive loss.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based Payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SFAS 123(R) is effective for our first quarter of 2006 and the adoption of this new accounting pronouncement is expected to result in pre-tax stock-based compensation expense of between $1.2 million and $2.0 million in our fiscal year 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the U.S. and GAAP developed by the International Accounting Standards Board (“IASB”). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), that was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB 29 required that the accounting for an exchange of a productive asset for a

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The provisions of SFAS 153 were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there was no impact on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year 2007) and is not expected to have a significant impact on our consolidated financial statements.
Note 2.     Supplemental Financial Statement Information
      Supplemental information regarding our inventories is as follows (in thousands):

	October 31,

	2005	2004

Third-party hardware	$1,779	$1,502
Media, documentation, and packaging materials	2,247	1,181

	$4,026	$2,683

      Supplemental information regarding our cash flows is as follows (in thousands):

	2005	2004	2003

Cash paid for interest	$90	$76	$43
Cash paid for income taxes	274	443	416
Liabilities assumed in acquisitions	—	28,365	—
Assets acquired in acquisitions	—	29,308	—
Non-cash investing and financing activities:
Common stock and warrants issued for acquisitions	541	52,082	—
Common stock returned from acquisition	—	2,700	—
Capital lease obligations incurred	113	—	—

Note 3.	Acquisitions
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

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      We acquired all of the outstanding shares of Lightspan for 6,576,129 shares of our common stock valued at $52,082,000 for accounting purposes, $27,501,000 for estimated assumed liabilities, $2,700,000 for estimated severance payments, $900,000 for estimated lease termination costs, and direct acquisition fees of $2,696,000. Of the 6,576,129 shares issued, 1,301,692 were from our treasury stock. Direct acquisition fees consisted primarily of investment banking, legal, and professional fees. The number of shares issued included shares issued for Lightspan’s in-the-money stock options. The fair value of the Lightspan warrants assumed in connection with the merger and converted to PLATO warrants was not significant.
      The purchase price consisted of the following components (in thousands):

Fair value of common stock issued	$52,082
Direct acquisition fees	2,696
Severance payments	2,700
Lease termination costs	900
Liabilities assumed	27,501

$85,879

      The allocation of the total purchase price, including acquisition fees, was as follows (in thousands):

Fair value of tangible assets acquired	$27,644
Fair value of identified intangible assets	30,400
Goodwill	30,961
Deferred income taxes	(3,126)

$85,879

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of $19,800,000 for customer relationships, $7,300,000 for developed content and technology, $2,300,000 for trademarks and trade names, and $1,000,000 for a non-compete agreement. These identified intangible assets are being amortized on a straight-line basis over periods of seven years for customer relationships, nine years for developed content and technology, four and one-half years for trademarks and trade names, and two years for the non-compete agreement.
      In connection with this acquisition, we developed plans for workforce and facility reductions. The aggregate estimated costs of these plans was $3,600,000, which consisted of $2,700,000 related to the elimination of 144 positions in the United States and $900,000 related to a lease termination, which ended October 31, 2004 and had a minimum monthly lease payment of $106,000. All of these costs have been paid.

New Media (Holdings) Limited
      On December 17, 2003, we acquired all of the outstanding shares of New Media (Holdings) Limited (“New Media”), a United Kingdom (“U.K.”) based publisher of curriculum-focused software primarily for teaching secondary school science and math, for $6,750,000 in cash. This acquisition enhances our science

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offering, provides a science simulation development capability that we did not previously have and will allow us to introduce New Media’s products to markets in the United States for the first time.
      The purchase price consisted of the following components (in thousands):

Cash paid	$6,750
Direct acquisition fees	429
Guaranteed deferred consideration	447
Liabilities assumed	864

$8,490

      The allocation of the total purchase price, including acquisition fees, was as follows (in thousands):

Fair value of tangible assets acquired	$1,664
Fair value of identified intangible assets	1,939
Goodwill	4,887

$8,490

      An appraisal firm assisted us with the valuation of identified intangible assets, consisting of $1,804,000 for developed content and technology, and $135,000 for customer relationships. These identified intangible assets are being amortized on a straight-line basis over periods of four to seven years for developed content and technology and one to five years for customer relationships.

Note 4.	Marketable Securities
      The components of marketable securities at October 31 were as follows (in thousands):

	2005			2004

		Aggregate			Aggregate
		Fair	Unrealized		Fair	Unrealized
	Cost	Value	Gain	Cost	Value	Gain (Loss)

Common stock	$190	$213	$23	$—	$—	$—
Commercial paper	—	—	—	12,080	12,123	43
Agencies	—	—	—	2,340	2,331	(9)
Government securities	—	—	—	1,110	1,024	(86)
Taxable floating rate notes	—	—	—	350	350	—
Taxable municipal bonds	—	—	—	200	200	—
Corporate bonds	—	—	—	193	190	(3)
Mortgage pools	—	—	—	4	5	1

	$190	$213	$23	$16,277	$16,223	$(54)

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Accounts Receivable
      The components of accounts receivable at October 31 were as follows (in thousands):

	2005	2004

Trade accounts receivable	$21,930	$28,396
Installment accounts receivable	2,485	16,168
Allowance for doubtful accounts	(1,647)	(2,712)

	$22,768	$41,852

      Installment receivables to be billed one year from the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $132,000 at October 31, 2005 and $0 at October 31, 2004.
      The allowance for doubtful accounts activity was as follows (in thousands):

	2005	2004	2003

Balance, November 1	$2,712	$4,254	$2,767
Provision for doubtful accounts	1,245	2,305	2,476
Write-offs and other adjustments, net of recoveries	(2,310)	(4,549)	(989)

Balance, October 31	$1,647	$2,010	$4,254

      The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.

Note 6.	Equipment and Leasehold Improvements
      The components of equipment and leasehold improvements at October 31 were as follows (in thousands):

	2005	2004

Equipment and leasehold improvements	$18,217	$18,307
Accumulated depreciation and amortization	(12,506)	(10,361)

	$5,711	$7,946

      Depreciation and amortization expense was $3,393,000, $3,358,000, and $2,227,000 for 2005, 2004, and 2003, respectively.

Note 7.	Product Development Costs
      The components of product development costs at October 31 were as follows (in thousands):

	2005	2004

Capitalized product development costs	$29,142	$35,951
Accumulated amortization	(14,389)	(18,835)

	$14,753	$17,116

      Amortization expense related to capitalized product development costs was $7,272,000, $6,941,000, and $5,720,000 for 2005, 2004, and 2003, respectively, and is included as a component of cost of revenues related to license fees and subscriptions in the consolidated statements of operations.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005, we recorded impairment charges of $4,412,000 related to capitalized product development costs. These charges, which are reported in cost of revenues, resulted from our evaluation of expected future revenues from certain products, given our 2005 financial performance, and changes in product development strategies formalized in the fourth quarter. These product development strategy changes were driven by the completion of our strategic planning process in 2005, and by the implementation of a formal product development life cycle and investment review process. The charges were primarily related to instructional management and delivery platform products, which are expected to be phased out or discontinued when a replacement product is released in 2006.
      Also in 2005, we wrote off approximately $7,633,000 of product development costs and related accumulated amortization which were fully amortized as of November 1, 2004.

Note 8.	Goodwill and Identified Intangible Assets

Goodwill
      The changes in goodwill during 2005 and 2004 were as follows (in thousands):

Balance, November 1, 2003	$39,609
Acquisition of Lightspan	30,961
Acquisition of New Media	4,887
Release of shares from escrow	(2,895)
Reversal of deferred tax asset valuation allowance	(1,422)
Foreign currency translation	127

Balance, October 31, 2004	71,267
Release of shares from escrow	541
Income tax adjustment	233
Foreign currency translation	(176)

Balance, October 31, 2005	$71,865

      In 2005, goodwill was increased by $541,000 and, in 2004, goodwill was decreased by $2,895,000 relating to escrow shares associated with the NetSchools acquisition in 2002. As of October 31, 2005, there were no longer any shares in escrow relating to this acquisition. Goodwill was increased in 2005 by $233,000, and decreased in 2004 by $1,422,000 as a result of adjustments to the valuation allowance against our deferred tax asset for the income tax provision recorded in these years (see Note 14).

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identified Intangible Assets
      Identified intangible assets subject to amortization at October 31 were as follows (in thousands):

	2005			2004

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Acquired technology	$23,029	$(16,645)	$6,384	$24,856	$(5,882)	$18,974
Trademarks and tradenames	3,680	(2,036)	1,644	3,680	(1,328)	2,352
Customer relationships and lists	21,100	(6,644)	14,456	21,238	(3,653)	17,585
Employment agreement	—	—	—	413	(413)	—
Noncompete agreements	1,000	(979)	21	1,090	(569)	521

	$48,809	$(26,304)	$22,505	$51,277	$(11,845)	$39,432

      Amortization expense for identified intangible assets was $8,102,000, $7,648,000, and $2,239,000 for 2005, 2004, and 2003, respectively, of which $3,781,000 $3,340,000, and $1,652,000 was included in cost of revenues related to license fees and subscriptions for each period, respectively.
      In 2005, we recorded impairment charges of $8,782,000 related to acquired technology assets. These impairment charges, which are reported in cost of revenues, resulted from our evaluation of expected future revenues from certain products given our 2005 financial performance, and changes in product development strategies formalized in the fourth quarter. These charges were primarily related to products which, based on the product development strategy implemented in 2005, are expected to be replaced sooner than originally anticipated. The change in product strategy also contributed to a decrease in the anticipated future cash flows from these products relative to the cash flows expected at the time these assets were purchased.
      The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2006	$4,916
2007	4,735
2008	4,311
2009	3,898
2010	3,476
Thereafter	1,169

$22,505

      The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets and other factors.

Note 9.	Debt

Revolving Loan
      On June 30, 2005, we extended our revolving loan agreement with Wells Fargo Bank, N.A. The revolving loan agreement provides for a maximum $12,500,000 line of credit through January 31, 2006. Substantially all

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of our assets are pledged as collateral under the agreement. There were no borrowings outstanding at October 31, 2005 or 2004.
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
      The agreement contains restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. Certain of the covenant calculations are based on the trailing twelve-month period. All applicable covenants were satisfied as of October 31, 2005.

Capital Lease Obligations
      At October 31, 2005, we were obligated under various capital leases for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.
      Scheduled maturities of capital lease obligations are as follows (in thousands):

2006	87
2007	39
2008	18

$144

Note 10.	Deferred Revenue
      The components of deferred revenue at October 31 were as follows (in thousands):

	2005	2004

License fees	$4,138	$8,779
Subscriptions	12,546	10,048
Services	23,409	32,215
Other	338	533

	40,431	51,575
Less: long-term amounts	(5,213)	(8,533)

	$35,218	$43,042

Note 11.	Commitments and Contingent Liabilities

Operating Leases
      We lease our various office facilities. Certain of these operating leases contain renewal options, escalation clauses and requirements that we pay taxes, insurance and maintenance costs. Estimated amounts for these

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs are included in future minimum rental payments. Commitments for future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2006	$2,478
2007	2,240
2008	1,900
2009	1,507
2010	843
Thereafter	249

$9,217

      Rent expense was $2,580,000 $3,793,000, and $2,501,000 for 2005, 2004, and 2003, respectively.

Royalty Agreements
      We have entered into various third-party product royalty agreements, which provide for future minimum royalty payments of approximately $3,400,000 through December 2008.

401(k) Plan
      We have a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 60 days of service with the Company. Our discretionary contributions totaled $650,000 in 2005, $708,000 in 2004, and $461,000 in 2003.

Employment Agreements
      As of October 31, 2005, we had entered into various employment agreements with our executive officers, which provide for severance payments of up to approximately $4,385,000, subject to certain conditions and events.

Legal Proceedings
      Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. The securities issuer defendants (including Lightspan, Inc.) filed a motion to dismiss the complaint in September 2004 on the grounds of multiple pleading deficiencies. On April 1, 2005, the complaint was dismissed with prejudice. On April 15, 2005, the plaintiff filed a motion for reconsideration. This motion was denied on May 13, 2005. The plaintiff filed a second motion for reconsideration on May 16, 2005. The court affirmed the previous ruling, rejecting the plaintiff’s second motion. The plaintiff has appealed the decision of the trial court and briefs are due in early 2006. We believe that the trial court properly dismissed the matter and will contest the appeal vigorously. We continue to believe this lawsuit is without merit; however, we can give no assurance as to its ultimate outcome. An unfavorable outcome could have a material adverse effect on our consolidated financial statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stockholders’ Equity

Common Stock Issued
      In 2004, we issued approximately 6,576,000 shares of our common stock in connection with the acquisition of Lightspan (see Note 3). Shares of common stock issued for the exercise of options and warrants and for purchases under our employee stock purchase plan were 468,000, 300,000, and 15,000 shares for 2005, 2004, and 2003, respectively.

Common Stock Repurchased
      We repurchased approximately 20,000 and 457,000 shares of our common stock for an aggregate cost of $205,000 and $2,161,000 in 2004 and 2003, respectively. Shares repurchased but not reissued are presented as treasury stock in the consolidated balance sheet.

Stock Incentive and Stock Option Plans
      We have adopted various stock incentive and stock option plans that authorize the granting of stock options, stock appreciation rights, and stock awards to directors, officers, and key employees, subject to certain conditions, including continued employment. Under these plans, approximately 2,273,000 shares are reserved for future grants.
      Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant, and accordingly, no option-related compensation expense has been recognized in the consolidated financial statements. Options granted to our outside directors are exercisable immediately. All other options granted become exercisable ratably over two or three years. All options granted expire eight or ten years from the grant date.
      Stock option transactions under these plans were as follows (share amounts in thousands):

	2005	2004	2003

Options outstanding at beginning of year	3,093	2,659	2,245
Options granted	1,243	753	662
Options exercised	(455)	(128)	(3)
Options forfeited or expired	(1,229)	(191)	(245)

Options outstanding at end of year	2,652	3,093	2,659

Options exercisable at end of year	2,169	2,010	1,623

Weighted average exercise prices:
Outstanding at beginning of year	$10.54	$10.33	$11.46
Granted	7.36	10.63	6.68
Exercised	5.90	5.43	5.95
Forfeited	11.35	11.24	10.91
Outstanding at end of year	9.51	10.54	10.33
Exercisable at end of year	10.05	11.03	10.48

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options outstanding and exercisable at October 31, 2005 were as follows (share amounts in thousands):

					Weighted
		Weighted-Average			Average
	Number	Remaining Years	Weighted-Average	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$ 3.75 – $ 7.08	763	5.8	$6.31	319	$5.29
$ 7.14 – $ 7.76	574	6.9	7.47	535	7.49
$ 7.77 – $10.52	651	6.3	9.33	651	9.33
$11.18 – $17.00	642	5.5	14.86	642	14.86
$18.50 – $23.62	22	5.9	21.67	22	21.67

	2,652	6.1	$9.51	2,169	$10.05

Common Stock Warrants
      At October 31, 2005, warrants to purchase 200,000 shares of our common stock were outstanding at an exercise price of $17.00 per share. These warrants expire in May 2007.

Stock-Based Compensation
      General and administrative expense for 2005 included a non-cash charge of $39,000 for compensation related to restricted stock awards. General and administrative expense for 2004 included non-cash charges of $217,000 for a stock option modification and the issuance of restricted common stock. There were no stock-based compensation expenses in 2003.

Note 13.	Restructuring and Other Charges
      Restructuring and other charges for 2005 include primarily severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. These charges are summarized as follows (in thousands):

2005

Restructuring charges:
Facility closure liabilities	$519
Severance and related benefits for U.K. headcount reduction	920
Severance and related benefits for U.S. and Canada headcount reduction	2,193
Other	616

Total restructuring charges	4,248

Other charges:
Executive officer termination charges	1,595
Other	182

Total other charges	1,777

$6,025

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges
      In January 2005, we reduced headcount by 30 positions and closed certain facilities in the United Kingdom (“U.K.”). Severance costs of $452,000 and facility closing costs of $313,000 were recorded during 2005 related to these actions. Also in January 2005, we reduced headcount in the United States to reduce management layers and improve efficiency. Eight positions were eliminated and severance charges of $417,000 were recorded related to these actions.
      In October 2005, we initiated plans to reduce headcount by 22 positions and close certain facilities in the U.K. This restructuring is part of an ongoing evaluation of our U.K. operations and we are continuing to explore alternatives as necessary to improve the U.K.’s impact on our profitability. Severance costs of $468,000, facility closing costs of $138,000, and other costs of $454,000 were recorded related to these actions. Also in October 2005, we reduced headcount by 80 positions in the United States and Canada. Severance costs of $1,776,000 and facility closing costs of $68,000 were recorded related to these actions.
      All restructuring activities are expected to be substantially completed by the end of the first quarter of fiscal year 2006.
      The restructuring reserve activity was as follows (in thousands):

	Severance
	and Related	Facility
	Benefits	Closings	Other	Total

Provision for restructuring	$3,113	$519	$616	$4,248
Cash payments	(1,515)	(342)	(215)	(2,072)

Reserve balance at October 31, 2005	$1,598	$177	$401	$2,176

Other Charges
      In November 2004, we announced the resignations of John Murray, our Chairman, President and Chief Executive Officer, and three other executive officers. The severance provisions of Mr. Murray’s employment agreement, dated January 1, 2001, provide for him to (a) be paid his current base salary of $350,000 per year through December 31, 2007, (b) be paid bonus earned for the fiscal year ended October 31, 2004 and a pro rata portion of bonus, if earned, for the fiscal year ending October 31, 2005, and (c) be granted options to purchase 260,000 shares of common stock, with an exercise price equal to fair market value as of the date of grant, which vest over a three-year period. In addition, certain options previously granted to Mr. Murray would accelerate and become immediately exercisable under the original terms of the options. Mr. Murray’s right to receive these benefits was subject to his compliance with the confidentiality, non-competition and non-solicitation obligations under the agreement and the execution of a release of claims. In March 2005, we finalized Mr. Murray’s severance arrangements and entered into an agreement to pay him $1,000,000 in lieu of the stock option grant mentioned above. The $1,000,000 value of this agreement was assigned to the non-compete provisions of his employment agreement and is being amortized over its three-year period. This amortization is included in general and administrative expense on the consolidated statements of operations. We recorded charges of $1,777,000 related to these executive terminations during 2005.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes
      The components of earnings (loss) before income taxes were as follows (in thousands):

	2005	2004	2003

United States	$(17,735)	$3,115	$(1,452)
Foreign	(9,092)	(2,913)	(656)

	$(26,827)	$202	$(2,108)

      The components of income tax expense (benefit) were as follows (in thousands):

	2005	2004	2003

Federal	$608	$1,874	$(541)
State and local	252	156	100

	$860	$2,030	$(441)

      We recorded income tax expense of $860,000 for 2005, consisting of $252,000 of state income taxes, and $608,000 related to tax deductible goodwill. Income tax expense was $2,030,000 for 2004, as a result of taxable income from our U.S. operations, and goodwill was reduced by $1,422,000 to reflect the use of deferred tax assets that cannot be recognized as a tax benefit. We recorded an income tax benefit of $441,000 for 2003.
      Income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows (in thousands):

	2005	2004	2003

U.S. federal statutory rate at 34%	$(9,121)	$69	$(717)
State taxes, net of U.S. federal income tax	252	155	(105)
Goodwill	608	608	—
Nondeductible expenses	162	163	85
No benefit from foreign loss	3,091	990	223
Increase in deferred tax valuation allowance	5,868	—	—
Other	—	45	73

	$860	$2,030	$(441)

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax liability at October 31 were as follows (in thousands):

	2005	2004

Current:
Accrued liabilities and reserves	$3,027	$5,669
Valuation allowance	(3,027)	(5,669)

Net current deferred tax asset	—	—

Long-term:
Net operating loss carryforward	35,078	31,097
Tax credit carryforwards	608	608
Product development expense recognition	4,271	2,793
Equipment basis difference	415	620
Identified intangible asset basis difference	(4,122)	(11,982)
Goodwill basis difference	(1,931)	(1,322)
Other	(418)	432
Valuation allowance	(35,832)	(23,568)

Net long-term deferred tax liability	(1,931)	(1,322)

	$(1,931)	$(1,322)

      We had a net deferred tax liability of $1,931,000 and $1,322,000 at October 31, 2005 and 2004, respectively, related to tax deductible goodwill from a previous acquisition. As this goodwill is amortized for tax purposes, the book basis of the goodwill will further exceed the tax basis, resulting in increases to the related deferred tax liability. The timing of the reversal of this difference is considered indefinite because it will not reverse until the underlying assets that created the goodwill are disposed of or sold. Accordingly, this timing difference cannot be used to support the realization of other deferred tax assets which have definite lives. We expect this liability to increase by approximately $600,000 per year, up to a total amount of approximately $8,500,000.
      At October 31, 2005 and 2004, our deferred tax assets were fully reserved. At October 31, 2005, approximately $32,515,000 of the gross deferred tax asset relates to our net operating loss carryforwards in the U.S. of approximately $85,506,000, which expire in varying amounts between 2007 and 2025. Also included in our gross deferred tax asset was $2,563,000 for our net operating loss carryforwards of approximately $8,543,000 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these jurisdictions.
      Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity. As a result of the merger, we acquired approximately $290,000,000 of Lightspan’s net operating loss carryforwards. Based on a preliminary Section 382 limitation analysis, the usage of these net operating loss carryforwards is limited to approximately $3,200,000 per year and, therefore, approximately $45,000,000 of the acquired net operating loss carryforwards are available to the combined entity. Consequently, we have only included $45,000,000 in the previously disclosed U.S. net operating loss carryforwards of approximately $85,506,000. These amounts may change as the Section 382 limitation analysis is finalized and recent announcements by the Internal Revenue Service are taken into account.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, have been reviewed for realization primarily based upon historical results and secondarily upon projected results. Lightspan had historically incurred significant operating losses, which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition net deferred tax assets will be recorded as a reduction of goodwill, as opposed to recording an income tax benefit in the consolidated financial statements.
      A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan. Subsequent realization of these post-combination deferred tax assets will be recorded as a reduction of income tax expense in the year realized. The pre-acquisition deferred tax assets will be used first as these are older.

Note 15.	Per Share Data
      The calculation of basic and diluted loss per share was as follows (in thousands):

	2005	2004	2003

Net loss	$(27,687)	$(1,828)	$(1,667)

Basic and diluted weighted average common shares outstanding	23,381	22,637	16,510

Basic and diluted loss per share	$(1.18)	$(0.08)	$(0.10)

      The calculation of diluted loss per share for 2005, 2004, and 2003 excluded the effect of approximately 2,994,000, 3,420,000, and 3,166,000 potential common shares from the conversion of outstanding options and warrants and common shares held in escrow, respectively, as they were antidilutive.

Note 16.	Segment And Geographic Information
      We operate in one industry segment, which is the development and marketing of educational software and related services. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the product and services are sold. Information about our geographic operations is as follows (in thousands):

	2005	2004	2003

Revenues from unaffiliated customers:
United States	$117,406	$137,137	$79,948
Foreign	4,398	4,664	2,244

	$121,804	$141,801	$82,192

Long-term assets (at October 31):
United States	$116,824	$130,597	$79,078
Foreign	245	8,985	837

	$117,069	$139,582	$79,915

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Selected Quarterly Financial Data (Unaudited)

	Jan 31	Apr 30	Jul 31	Oct 31	Total

	(In thousands, except per share data)
2005:
Revenues	$25,455	$31,429	$31,239	$33,681	$121,804
Gross profit	11,884	18,325	19,006	7,781	56,996
Operating expenses	22,388	21,186	19,163	21,672	84,409
Net loss	(10,527)	(2,954)	(311)	(13,895)	(27,687)
Basic loss per share(1)	(0.46)	(0.13)	(0.01)	(0.59)	(1.18)
Diluted loss per share(1)	(0.46)	(0.13)	(0.01)	(0.59)	(1.18)
2004:
Revenues	$26,448	$32,320	$40,613	$42,420	$141,801
Gross profit	15,465	20,113	29,103	26,567	91,248
Operating expenses	22,863	23,281	22,217	22,975	91,336
Net earnings (loss)	(7,535)	(3,230)	6,724	2,213	(1,828)
Basic earnings (loss) per share(1)	(0.35)	(0.14)	0.29	0.10	(0.08)
Diluted earnings (loss) per share(1)	(0.35)	(0.14)	0.29	0.09	(0.08)

(1)	The sum of the quarterly earnings (loss) per share does not equal the annual loss per share due to changes in average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of October 31, 2005.
      Our assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
      As disclosed in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2005 and July 31, 2005, we did not maintain effective controls over the accounting for pro forma stock-based compensation expense required to be disclosed under SFAS No. 123. Specifically, we did not maintain effective controls to ensure the appropriate pro forma accounting treatment of stock option forfeitures and recognition of related tax benefits. This control deficiency resulted in the restatement of our annual consolidated financial statements for each of the three years in the period ended October 31, 2004, and our interim consolidated financial statements during fiscal years 2003 and 2004, and for the quarter ended January 31, 2005. Additionally, this control deficiency could have resulted in a material misstatement to disclosures in annual or interim financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constituted a material weakness as of April 30, 2005. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual and interim financial statements will not be prevented or detected.
      Subsequent to July 31, 2005, additional processing and review procedures have been implemented to ensure the proper accounting for the disclosure of pro forma stock-based compensation expense in accordance with generally accepted accounting principles. We have also implemented a software package that provides for more effective tracking of employee stock option activity and the calculations of stock-based compensation. By implementing these internal control improvements, we have remediated this material weakness as of October 31, 2005.
      Except as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
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
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our directors and identification of an audit committee financial expert is set forth under the captions “Election of Directors” and “Committees and Meetings of the Board of Directors” in our 2006 Proxy Statement and is incorporated herein by reference.

      Information with respect to our Executive Officers as of January 1, 2006 is as follows:

Name	Age	Position

Michael A. Morache	55	President and Chief Executive Officer
David W. Smith	61	Executive Chairman
Laurence L. Betterley	51	Senior Vice President and Chief Financial Officer
James (Brian) Blaydes	38	Vice President, K-12 Sales
Richard M. Ferrentino	50	Vice President, Post-Secondary Sales
Robert C. Hickcox	52	Vice President, Methods and Tools
David H. LePage	59	Senior Vice President, Operations
James T. Lynn	53	Vice President and Chief Technology Officer
Jill V. Lyttle	50	Vice President, Human Resources
Robert J. Rueckl	44	Vice President, Controller and Chief Accounting Officer
      Executive officers are appointed by, and serve at the discretion of, the Board of Directors.
      Michael A. Morache was appointed President and Chief Executive Officer of PLATO Learning in February 2005. Mr. Morache has more than 30 years experience developing, leading, and growing information technology businesses. Prior to joining PLATO Learning, he served as President of Pearson Education Technologies (now Pearson Digital Learning) from 2000 to 2002. Mr. Morache served from 1996 to 2000 as President of NCS Services, which was acquired by Pearson plc in 2000. Prior to that he was a Vice President of Unisys Corporation from September 1995 to May 1996. Previously, he was a Senior Vice President with ALLTEL Information Services, Inc. for more than five years. He also has held significant sales, sales management, marketing, and product management positions at IBM and Fujitsu.
      David W. Smith has served as Executive Chairman of the Board of PLATO Learning since March 2005. Previously, he was interim President and Chief Executive Officer of PLATO Learning from November 2004 to February 2005. Prior to that he served as a Business Consultant. From September 2000 to December 2002, Mr. Smith was Chief Executive Officer of NCS Pearson, a provider of products, services, and technologies to customers in education, government, and business. He also served as President of the NCS Assessment and Testing Services from April 1988 to September 2000. Prior to NCS, Mr. Smith was a publisher of professional, technical, and scholarly books and materials as a senior executive with McGraw Hill Corporation’s Training Systems and College Divisions from 1984 to 1988.
      Laurence L. Betterley joined PLATO Learning in June 2004 as Vice President, Finance and Chief Accounting Officer. Prior to that, he was Senior Vice President and Chief Financial Officer of Diametrics Medical, Inc., a publicly-held medical device company, from 1996 through 2003. From 1984 to 1996, Mr. Betterley was with Cray Research. Inc., a publicly-traded developer, manufacturer and worldwide marketer of high performance computing systems, serving in various roles including Chief Financial Officer, Vice President — Finance and Administration and Corporate Controller. Mr. Betterley began his professional career at Deloitte & Touche.
      James (Brian) Blaydes has been with PLATO Learning for more than ten years, and currently serves as Vice President, K-12 Sales. Mr. Blaydes joined PLATO Learning in 1995 and, prior to his current role, has held positions of increasing responsibility including Account Manager, District Manager, and Regional Vice President. Prior to joining PLATO Learning, he held sales and marketing positions at Government Service Automation.
      Richard M. Ferrentino has been with PLATO Learning for three years, and currently serves as Vice President, Post-Secondary Sales. Prior to this role, he managed the science development and CyberEd catalog business for PLATO Learning for two years. Mr. Ferrentino has been in the education technology industry for almost 20 years, serving in a variety of sales, marketing, and general management roles, including General

Manager of Wicat Systems, Senior Vice President of Sales and Service at Jostens Learning, and President of Invest Learning.
      Robert C. Hickcox, joined PLATO Learning in June 2005 as Vice President and Chief Information Officer. Prior to that, he was an independent consultant from 2001 to 2005 after a six-year career with NCS Pearson, where he most recently held the position of Vice President and Chief Information Officer. Mr. Hickcox’s business experience also includes various management positions with Digital Equipment Corporation, as well as several commissioned officer positions within the United States Air Force.
      David H. LePage has served as Senior Vice President, Operations since December 2000. From 1997 to November 2000, he was Vice President, PLATO Support Services and Distribution. From the Company’s founding in 1989 until 1997, he was Vice President, Systems Development, Client Support and Operations. Prior to joining PLATO Learning, Mr. LePage was General Manager, Systems Development and Technical Support for the Training and Education Group of Control Data Corporation.
      James T. Lynn joined PLATO Learning in May 2005 as Vice President and Chief Technology Officer. Prior to that, he was Senior Staff Systems Engineer at Lockheed Martin, where he managed advanced technology research programs and initiatives. From 2001 to 2003, Mr. Lynn was the Vice President of Technology at Pearson Digital Learning, and his business experience also includes senior engineering positions with ID Certify, Motorola, and Group Technologies Corp. (formerly Honeywell DCPD).
      Jill V. Lyttle joined PLATO Learning in June 2004 as Vice President, Human Resources. Prior to that, Ms. Lyttle was Vice President, Human Resources for Prudential Financial from 1997 to 2004. She has also previously held various executive level human resource positions at Cargill, First Bank System, and International Multifoods.
      Robert J. Rueckl currently serves as Vice President, Controller and Chief Accounting Officer. Prior to joining PLATO Learning in June 2005, Mr. Rueckl held the positions of Executive Vice President and Chief Financial Officer, and Vice President, Controller at Zomax Incorporated, a publicly held supply chain services company. From 1996 to 2002, Mr. Rueckl held several senior finance leadership positions at ADC Telecommunications. Prior to ADC, Mr. Rueckl spent five years at Cray Research in several accounting and finance positions, and six years in the audit practice of KPMG.
      The information required by Item 405 of Regulation S-K is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement and is incorporated herein by reference.
Code of Ethics
      We have adopted a code of business conduct and ethics for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers, and senior financial personnel, a copy of our which is available on our web site (www.plato.com). We intend to post on our web site any material changes to, or waiver from, our code of business conduct and ethics, if any, within four business days of any such event.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by Item 11 of this Annual Report on Form 10-K is set forth under the captions “Director Compensation” and “Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      Our equity compensation plan information as of October 31, 2005 is as follows:

	Number of		Number of
	Securities to be		Securities
	Issued Upon	Weighted-Average	Remaining
	Exercise of	Exercise Price of	Available for Future
Plan Category	Outstanding Options	Outstanding Options	Issuance

Equity compensation plans approved by security holders	2,651,742	$9.51	2,273,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,651,742	$9.51	2,273,000

      All other information required by Item 12 of this Annual Report on Form 10-K is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement and is incorporated herein by reference.
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by Item 13 of this Annual Report on Form 10-K is set forth under the captions “Certain Relationships and Related Transactions” and “Other Compensation Arrangements” in our 2006 Proxy Statement and is incorporated herein by reference.
      ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Fees Paid to PricewaterhouseCoopers LLP” in our 2006 Proxy Statement and is incorporated herein by reference.
PART IV
      ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      (a) Documents filed as a part of this report:

1.	Financial Statements.

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm as set forth in Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations for the fiscal years ended October 31, 2005, 2004, and 2003.

Consolidated Balance Sheets as of October 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2005, 2004, and 2003.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended October 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules.

Not applicable. The schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      3. Exhibits.

See “Exhibit Index” on page 67 of this Annual Report on Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated by reference herein.
      (b) See Item 15(a)(3) above.
      (c) See Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 17, 2006	PLATO LEARNING, INC. By /s/ Michael A. Morache

Michael A. Morache
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 17, 2006.

Signature:	Title:

/s/ Michael A. Morache Michael A. Morache	President and Chief Executive Officer (principal executive officer)

/s/ Laurence L. Betterley Laurence L. Betterley	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Robert J. Rueckl Robert J. Rueckl	Vice President, Controller and Chief Accounting Officer (principal accounting officer)

* David W. Smith	Executive Chairman

* Joseph E. Duffy	Director

* Ruth L. Greenstein	Director

* Thomas G. Hudson	Director

* Debra A. Janssen	Director

* Susan E. Knight	Director

* M. Lee Pelton	Director

* J. Ted Sanders	Director

* By /s/ Laurence L. Betterley Laurence L. Betterley Attorney-in Fact

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
October 31, 2005	0-20842

Exhibit
Number		Description

3.01		Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).
3.03		Amended and Restated Bylaws of PLATO Learning, Inc., Amended as of September 15, 2005, are incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842).
3.04		Certificate of Amendment of Amended Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).
3.05		Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).
3.06		Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).
4.01		Form of Stock Certificate is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).
10.01		Credit Agreement, dated December 20, 2001, by and among PLATO Learning, Inc., Cyber Ed, Inc., TeachMaster Technologies, Inc., Wasatch Interactive Learning Corporation, and Wells Fargo Bank, National Association is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).
10.02		Lease for Bloomington, Minnesota office is incorporated by reference to Exhibit 10.08 of our Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842).
10.03		Agreement and Plan of Merger, dated September 9, 2003, among PLATO Learning, Inc., LSPN Merger Corp. and Lightspan, Inc. is incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 (File Number 333-109209).
10	.04**	Fifth Amendment to Credit Agreement, dated June 30, 2005.
10.11		Form of Indemnification Agreement is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).
10.21		1997 Stock Incentive Plan is incorporated by reference to Appendix A of our 1997 Proxy Statement (File Number 0-20842).*
10.22		1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B of our 1997 Proxy Statement (File Number 0-20842).*
10.23		2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45228).*
10.24		2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45230).*
10.25		PLATO Learning, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.39 of our Current Report on Form 8-K/A, Amendment No. 1, dated March 3, 2005 (File Number 0-20842).*
10.26		Forms of stock option agreement for 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.39 of our Current Report on Form 8-K dated December 7, 2005 (File Number 0-20842).*
10.27		Resale Restriction Agreement is incorporated by reference to Exhibit 10.56 of our Current Report on Form 8-K dated October 26, 2005 (File Number 0-20842).*

Exhibit
Number		Description

10	.28**	PLATO Learning, Inc. 1993 Employee Stock Purchase Plan (As Amended by the Second Amendment).
10.41		Employment Agreement, dated as of February 28, 2005, by and between PLATO Learning, Inc. and Michael A. Morache, is incorporated by reference to Exhibit 10.50 of our Current Report on Form 8-K/A, Amendment No. 1, dated February 28, 2005 (File Number 0-20842).*
10.42		Employment Agreement with Larry Betterley is incorporated by reference to Exhibit 10.46 of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842).*
10.43		Employment Agreement with David H. LePage is incorporated by reference to Exhibit 10.47 of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842).*
10.44		Employment Agreement with Jill Lyttle is incorporated by reference to Exhibit 10.49 of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842).*
10.45		Employment Agreement with James T. Lynn is incorporated by reference to Exhibit 10.51 of our Current Report on Form 8-K dated May 5, 2005 (File Number 0-20842).*
10.46		Employment Agreement with Robert C. Hickcox is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 17, 2005 (File Number 0-20842).*
10.47		Employment Agreement with James (Brian) Blaydes is incorporated by reference to Exhibit 10.53 of our Current Report on Form 8-K dated June 27, 2005 (File Number 0-20842).*
10.51		Directors Compensation Plan is incorporated by reference to Exhibit 10.43 of our Current Report on Form 8-K dated January 18, 2005 (File Number 0-20842).*
10.52		Fiscal 2005 Executive Annual Incentive Plan is incorporated by reference to Exhibit 10.42 of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842).*
10.53		Fiscal 2005 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.55 of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842).*
10.54		Fiscal 2006 Executive Annual Incentive Plan is incorporated by reference to Exhibit 10.42 of our Current Report on Form 8-K dated October 26, 2005 (File Number 0-20842).*
21.01		Subsidiaries of the Registrant is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2004 (File Number 0-20842).
23	.01**	Consent of Independent Registered Public Accounting Firm.
24	.01**	Power of Attorney.
31	.01**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan, contract or arrangement

**	Filed herewith