Form 10-Q
period 2006-01-31
PLATO LEARNING INC
filed 2006-03-13
CIK 893965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,676,826 shares of common stock, $.01 par value, outstanding as of February 28, 2006.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended January 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2006	2005
Revenues:
License fees	$9,049	$12,002
Subscriptions	4,356	4,533
Services	10,081	8,920

Total revenues	23,486	25,455

Cost of revenues:
License fees	2,973	4,404
Subscriptions	2,241	2,313
Services	4,782	6,854

Total cost of revenues	9,996	13,571

Gross profit	13,490	11,884

Operating expenses:
Sales and marketing	9,734	13,326
General and administrative	4,648	4,210
Product development	1,539	1,471
Amortization of intangibles	969	1,092
Restructuring and other charges	80	2,289

Total operating expenses	16,970	22,388

Operating loss	(3,480)	(10,504)
Other income (expense):
Interest income	465	212
Interest expense	(21)	(15)
Other expense, net	(11)	(70)

Loss before income taxes	(3,047)	(10,377)
Income tax expense	150	150

Net loss	$(3,197)	$(10,527)

Loss per share:
Basic and diluted	$(0.14)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	23,629	23,110

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	January 31,	October 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$41,362	$46,901
Marketable securities	221	213
Accounts receivable, net	14,518	22,768
Inventories	3,530	4,026
Other current assets	6,012	6,351

Total current assets	65,643	80,259
Equipment and leasehold improvements, net	5,320	5,711
Product development costs, net	16,149	14,753
Goodwill	71,865	71,865
Identified intangible assets, net	21,235	22,505
Other long-term assets	2,006	2,235

Total assets	$182,218	$197,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,384	$2,938
Accrued compensation	6,768	7,772
Accrued liabilities	6,275	8,933
Deferred revenue	28,752	35,218

Total current liabilities	43,179	54,861
Long-term deferred revenue	4,300	5,213
Deferred income taxes	2,081	1,931
Other long-term liabilities	404	496

Total liabilities	49,964	62,501

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,691 shares issued and 23,671 shares outstanding at January 31, 2006; 23,637 shares issued and 23,617 shares outstanding at October 31, 2005	237	236
Additional paid in capital	166,935	166,295
Treasury stock at cost	(205)	(205)
Accumulated deficit	(33,734)	(30,537)
Accumulated other comprehensive loss	(979)	(962)

Total stockholders’ equity	132,254	134,827

Total liabilities and stockholders’ equity	$182,218	$197,328

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31,
	2006	2005
Operating activities:
Net loss	$(3,197)	$(10,527)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	150	150
Amortization of capitalized product development costs	1,600	1,868
Amortization of identified intangible and other noncurrent assets	1,354	2,243
Depreciation and amortization of equipment and leasehold improvements	638	873
Provision for doubtful accounts	227	305
Stock-based compensation	322	—
Loss on disposal of equipment	—	14
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,023	12,875
Inventories	496	(696)
Other current and long-term assets	484	(243)
Accounts payable	(1,554)	(2,197)
Other current and long-term liabilities	(3,760)	(1,449)
Deferred revenue	(7,379)	(4,916)

Total adjustments	601	8,827

Net cash used in operating activities	(2,596)	(1,700)

Investing activities:
Capitalized product development costs	(2,996)	(2,876)
Purchases of equipment and leasehold improvements	(248)	(748)
Purchases of marketable securities	—	(2,985)
Sales and maturities of marketable securities	—	16,251

Net cash (used in) provided by investing activities	(3,244)	9,642

Financing activities:
Net proceeds from issuance of common stock	355	1,400
Repayments of capital lease obligations	(30)	(26)

Net cash provided by financing activities	325	1,374

Effect of currency exchange rate changes on cash and cash equivalents	(24)	308

Net (decrease) increase in cash and cash equivalents	(5,539)	9,624
Cash and cash equivalents at beginning of period	46,901	29,235

Cash and cash equivalents at end of period	$41,362	$38,859

See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. General
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The October 31, 2005 condensed balance sheet data was derived from our audited financial statements at that date. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. We have included all normal recurring and other adjustments considered necessary to give a fair statement of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Fiscal Periods
     Our fiscal year is from November 1 to October 31. Unless otherwise stated, references herein to our first quarter relate to the three month period ended January 31.
Reclassifications
     Amounts previously reported as other revenues and other cost of revenues in the consolidated statement of operations have been reclassified to conform to the current year presentation. The reclassifications had no effect on previously reported total revenues, total cost of revenues, or gross profit. The table below presents the reconciliation of amounts as previously reported in fiscal year 2005 to the amounts as reported in fiscal year 2006. Amounts reclassified to license fees revenue represent third-party software sold in conjunction with PLATO software, and third party devices, which are the exclusive hardware platform for our Achieve Now software product. Amounts reclassified to services revenue represent third-party hardware related to our technical services offering and to bundled software, services, and hardware provided under a Navy contract with the U.S. Department of Defense. We believe the 2006 reclassification of these amounts results in a presentation of revenues and related cost of revenues that is most representative of management’s current view of the Company’s revenue activities.

In thousands	Revenue			Cost of Revenue
	License	Service	Other	License	Service	Other
Quarter Ended January 31, 2005:
As previously classified	$11,095	$8,196	$1,631	$3,432	$6,126	$1,700
Reclassifications	907	724	(1,631)	972	728	(1,700)

As reclassfied	$12,002	$8,920	$—	$4,404	$6,854	$—

Quarter Ended April 30, 2005:
As previously classified	$14,233	$10,908	$1,771	$2,869	$6,108	$1,985
Reclassifications	1,066	705	(1,771)	1,374	611	(1,985)

As reclassfied	$15,299	$11,613	$—	$4,243	$6,719	$—

Quarter Ended July 31, 2005:
As previously classified	$16,747	$7,440	$2,652	$3,001	$4,892	$2,560
Reclassifications	1,857	795	(2,652)	1,857	703	(2,560)

As reclassfied	$18,604	$8,235	$—	$4,858	$5,595	$—

Year Ended October 31, 2005:
As previously classified	$57,803	$38,342	$7,662	$12,353	$21,809	$7,876
Reclassifications	4,724	2,938	(7,662)	5,327	2,549	(7,876)

As reclassfied	$62,527	$41,280	$—	$17,680	$24,358	$—

Note 2. Summary of Significant Accounting Policies
General
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as the critical accounting policies and estimates that are significant to the financial statement presentation, and that require difficult, subjective, or complex judgments:
•	Revenue recognition

•	Allowance for doubtful accounts

•	Capitalized product development costs

•	Valuation of our deferred income taxes

•	Valuation and impairment analysis of goodwill and identified intangible assets
     There have been no significant changes to our accounting policies in these areas during the first quarter of 2006. For a more complete discussion of these policies refer to Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
Stock-Based Compensation
     Effective November 1, 2005, we began recording compensation expense associated with stock options and other forms of equity compensation to employees in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107 (“SFAS 123(R)”). Prior to November 1, 2005, we accounted for our stock-based employee compensation arrangements according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and related interpretations. Accordingly, no related compensation expense was recorded for awards granted with no intrinsic value and the pro forma disclosures required by SFAS 123 were presented in the notes to our consolidated financial statements. See Note 3 for additional stock-based compensation disclosures under FAS 123(R).
     As a result of the adoption of SFAS 123(R), our pre-tax loss and net loss as reported in our statement of operations for the three months ended January 31, 2006, was $322,000 higher than under the previous accounting method for share-based compensation. In addition, basic and diluted net loss per share for the three months ended January 31, 2006 was $0.01 higher than under the previous accounting method. The adoption of SFAS 123(R) is expected to result in pre-tax stock-based compensation expense of approximately $1,400,000 in fiscal year 2006. SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were presented as a component of cash flows from operating activities. The adoption SFAS 123(R) had no effect on our cash flows from operations or financing activities for the three months ended January 31, 2006.
Loss Per Share
     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potential common shares, which consist of stock options and warrants, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share.
New Accounting Pronouncements
     Recently issued accounting pronouncements include the following:
•	Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (October 2005);

•	FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (November 2005);

•	FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (November 2005); and,

•	FASB SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (February 2006).
     We do not expect these pronouncements to have a significant impact on our consolidated financial statements.
Note 3. Stock-Based Compensation
     Prior to November 1, 2005, we adopted various stock incentive and stock option plans (“Prior Stock Plans”) that authorized the granting of stock options, stock appreciation rights, and stock awards to directors, officers, and key employees, subject to certain conditions, including continued employment. Stock options under these plans were granted with an exercise price equal to the fair market value of our common stock on the date of grant. Options granted to our outside directors were exercisable immediately. All other options granted become exercisable ratably over a service period of two to four years and expire, if unexercised, after eight or ten years from the grant date.
     On December 8, 2005, our Board of Directors approved the 2006 Stock Incentive Plan (“2006 Plan”), which was ratified at the annual meeting of stockholders on March 2, 2006. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares, and other stock awards. The total number of shares available for issuance under the 2006 Plan is equal to the sum of (a) the shares remaining under the Prior Stock Plans, and (b) any shares issued under the Prior Stock Plans that are forfeited, canceled, or expire without being exercised. Effective with the adoption of the 2006 Plan, shares will no longer be issued under the Prior Stock Plans. Stock options under the 2006 Plan are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Options granted to our outside directors are exercisable immediately. All other options granted become exercisable ratably over a service period of four years and expire, if unexercised, after eight years from the grant date.
     In addition to these plans, we also have an Employee Stock Purchase Plan under which employees are entitled to purchase our common stock at a 15% discount to the market price at the end of the purchase period. In December 2005, we also entered into “Bonus Unit” agreements with certain employees under which these employees are eligible for cash compensation equal to the number of bonus units multiplied by the market price of our common stock on each of October 31, 2006, 2007 and 2008, provided they are employed with us on those dates. A total of 58,500 bonus units have been granted under these agreements. As these awards are payable in cash, estimated amounts payable under these agreements are classified as a liability in the condensed consolidated balance sheet.
     As described in Note 2, effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to October 31, 2005, and the unvested portion of awards granted to employees prior to November 1, 2005. We use the straight-line method to recognize compensation expense over the requisite service period of the award, which we have determined to be the vesting period, and an annual pre-vesting forfeiture rate of 8%, which was determined based on historical pre-vesting forfeiture data. The fair value of option awards granted after October 31, 2005 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

Expected life	4.3 years
Risk-free rate of return	4.4% - 4.5%
Volatility	49.0%
Dividend yield	0.0%
     In accordance with SFAS 123(R), we review these assumptions on a periodic basis and adjust them as necessary to ensure proper option valuation. The expected life of an award was determined based on our analysis of historical exercise behavior taking into consideration various participant demographics and option characteristic criteria. The risk-free rate of return is based on the yield on zero coupon U.S. Treasury strips with a remaining life that is consistent with the expected life of the options being valued. Our estimate of volatility incorporated a number of the factors outlined in SFAS 123(R), but was principally determined by examining our historical stock price volatility.
     Total stock-based compensation expense recorded during the three months ended January 31, 2006 totaled $322,000 including $141,000 related to options granted prior to November 1, 2005 and

$36,000 related to the bonus unit agreements. No income tax benefits were recognized related to this compensation expense due to the full valuation allowance provided on our deferred income tax assets.
     Our pro forma net loss and pro forma loss per share for the three months ended January 31, 2005, including pro forma stock-based compensation expense as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, were as follows (in thousands, except per share amounts):

Net loss, as reported	$(10,527)
Stock-based compensation expense included in reported net loss	—
Stock-based compensation expense determined using the fair value based method for all awards	(730)

Pro forma net loss	$(11,257)

Basic and diluted loss per share:
As reported	$(0.46)

Pro forma	$(0.49)

     As discussed in our 2005 Annual Report on Form 10-K, on October 25, 2005 our Board of Directors approved the acceleration of vesting on a total of approximately 760,000 options, which had an exercise price greater than the market price on that date. The effect of this acceleration was to reduce stock-based compensation expense that would otherwise have been reported in our statement of operations in the first quarter of 2006 by approximately $360,000. In addition, under SFAS 123, we accounted for the effect of pre-vesting forfeitures on compensation expense as they actually occurred. Under SFAS 123(R), we are required to apply an estimate of these forfeitures in determining periodic compensation expense. This estimate is applied to all outstanding options, including those issued prior to the adoption of SFAS 123(R). The effect of this required change was to also reduce the amount of expected compensation expense related to options issued prior to November 1, 2005 relative to the amounts that would have been reported under SFAS 123.
     A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (in	Intrinsic
	Outstanding	per Share	years)	Value
Options outstanding at October 31, 2005	2,652	$9.51
Options granted	708	7.60
Options exercised	(53)	6.47
Options forfeited or cancelled	(158)	11.95

Options outstanding at January 31, 2006	3,149	9.00	6.3	$2,317

Options exercisable at January 31, 2006	2,190	9.69	5.9	1,553

     The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the three months ended January 31, 2006 was approximately $80,000. The weighted average fair value of options granted during the three months ended January 31, 2006 was $3.39 per share.

     As of January 31, 2006 the total unrecognized compensation cost related to unvested stock-based compensation arrangements was approximately $3.0 million and the related weighted average period over which it is expected to be recognized is approximately three years.
Note 4. Supplemental Financial Statement Information
     Supplemental information regarding our inventories is as follows (in thousands):

	January 31,	October 31,
	2006	2005
Third-party hardware	$1,511	$1,779
Media, documentation, and packaging materials	2,019	2,247

	$3,530	$4,026

Note 5. Accounts Receivable
     The components of accounts receivable were as follows (in thousands):

	January 31,	October 31,
	2006	2005
Trade accounts receivable	$14,146	$21,930
Installment accounts receivable	2,330	2,485
Allowance for doubtful accounts	(1,958)	(1,647)

	$14,518	$22,768

     Installment receivables to be billed one year from the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $112,000 at January 31, 2006 and $132,000 at October 31, 2005.
     The provision for doubtful accounts, included in general and administrative expenses, was $227,000 and $305,000 for the three months ended January 31, 2006 and 2005, respectively.
Note 6. Goodwill and Identified Intangible Assets
     There were no changes in goodwill from October 31, 2005.

     Identified intangible assets subject to amortization were as follows (in thousands):

	January 31, 2006			October 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$23,029	$(16,946)	$6,083	$23,029	$(16,645)	$6,384
Trademarks and tradenames	3,680	(2,213)	1,467	3,680	(2,036)	1,644
Customer relationships and lists	21,100	(7,415)	13,685	21,100	(6,644)	14,456
Noncompete agreements	1,000	(1,000)	—	1,000	(979)	21

	$48,809	$(27,574)	$21,235	$48,809	$(26,304)	$22,505

     Amortization expense for identified intangible assets was $1,270,000 and $2,243,000 for the three months ended January 31, 2006 and 2005, respectively, of which $301,000 and $1,151,000 was included in cost of revenues related to license fees and subscriptions for each period, respectively.
     The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expense	Total
Remainder of 2006	$904	$2,742	$3,646
2007	1,206	3,529	4,735
2008	1,206	3,105	4,311
2009	1,069	2,829	3,898
2010	647	2,829	3,476
Thereafter	1,051	118	1,169

	$6,083	$15,152	$21,235

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets, and other factors.
Note 7. Debt
     Our revolving loan agreement with Wells Fargo Bank, N.A. provided for a maximum $12.5 million line of credit through January 31, 2006. Substantially all of our assets were pledged as collateral under this agreement. There were no borrowings outstanding at January 31, 2006 or October 31, 2005.
     The agreement contained restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. Certain of the covenant calculations were based on the trailing twelve-month period. All applicable covenants were satisfied as of January 31, 2006.
     The revolving loan agreement expired on January 31, 2006.

Note 8. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	January 31,	October 31,
	2006	2005
License fees	$1,963	$4,476
Subscriptions	11,042	12,546
Services	20,047	23,409

Total	33,052	40,431
Less: long-term amounts	(4,300)	(5,213)

Current portion	$28,752	$35,218

Note 9. Restructuring and Other Charges
     Restructuring and other charges primarily include severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. These charges are summarized as follows (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Restructuring charges:
Severance and related benefits for U.K. headcount reduction	$—	$430
Severance and related benefits for U.S. headcount reduction	80	273

	80	703
Other charges:
Executive officer changes	—	1,586

	$80	$2,289

     In the first quarter of 2006, we reduced headcount by 8 positions in the United States. These actions were a continuation of the restructuring activities initiated in October 2005. For more information on these activities and the restructuring and other charges incurred in 2005, refer to Note 13 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.

     The restructuring reserve activity was as follows (in thousands):

	Severance
	and related	Facility
	benefits	closings	Other	Total
Reserve balance at October 31, 2005	$1,598	$177	$401	$2,176
Provision for restructuring	80	—	—	80
Cash payments	(1,378)	(77)	(5)	(1,460)
Other	—	—	(21)	(21)

Reserve balance at January 31, 2006	$300	$100	$375	$775

Note 10.Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Net loss	$(3,197)	$(10,527)
Unrealized gains on available for sale securities	8	42
Foreign currency translation adjustments	(25)	217

Total comprehensive loss	$(3,214)	$(10,268)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $979,000 and $962,000 at January 31, 2006 and October 31, 2005, respectively.
Note 11. Subsequent Event – Commitment
     On March 3, 2006 we renewed an agreement with a third-party provider of content used in certain of our software products. The agreement calls for prepayments of $2,000,000 at the time of the agreement, and $1,000,000 in May 2006. In addition to these prepayments, the agreement requires us to pay a royalty fee on a per-license basis. The agreement expires in October 2007. Total royalties under the revised agreement, including the prepayments, are expected to be comparable to those paid under the former agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
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
     Our extensive, research-based courseware library includes thousands of hours of mastery-based instruction covering the subject areas of mathematics, science, reading, writing, language arts, social studies, and work skills. These courseware components are aligned to local, state, provincial, and national performance standards, and along with our web-based accountability and assessment software, is designed to help educators meet the demands of federal and state accountability legislation such as No Child Left Behind (“NCLB”) and Reading First federal legislation, special programs such as Title I and special education, as well as U.S. Department of Education initiatives on mathematics and science and ensuring teacher quality.
     We operate our principal business in one industry segment, which is the development and marketing of educational software and related services.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as the critical accounting policies and estimates that are significant to the financial statement presentation, and that require difficult, subjective, or complex judgments:
•	Revenue recognition

•	Allowance for doubtful accounts

•	Capitalized product development costs

•	Valuation of our deferred income taxes

•	Valuation and impairment analysis of goodwill and identified intangible assets
     There have been no significant changes to our accounting policies in these areas during the first quarter of 2006. For a complete discussion of these policies refer to Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
     As more fully described in Notes 2 and 3 to the condensed consolidated financials statements, in the first quarter of 2006 we adopted the provisions of Statement of Financial Accounting Standards

No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107, (“SFAS 123(R)”).
General Factors Affecting our Financial Results
     There are a number of general factors that affect our results from period to period. These factors are discussed below.
     Revenue. A large portion of our revenues are derived from the sale of one-time, perpetual licenses to our software products. These sales are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of these individual sales can have a significant impact on the comparability of revenues from period to period. In addition, as is common in the software industry, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Subscription-based license fees and software support fees (included in services revenues) are earned ratably throughout the year. Historically these revenues together have made up less than 25% of total revenues. However, as these revenues grow as a percentage of total revenues, our period to period revenues will become more comparable and predictable. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
     Gross Margin. Our gross margin during a period is dependent on a number of factors. License fee revenues have high gross margins due to the low direct cost of delivering these products. As a result, the mix of license fee revenues to total revenues in a given period significantly influences reported total gross margins. In addition, a large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross margins, while decreases in revenues have the opposite effect.
     Operating Expenses. Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 9% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with revenue activity or individual events that occur during the period.
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
Overview of Financial Results
     Our financial results for the first quarter of 2006 reflect a substantial improvement in net loss from the same period in 2005. Although revenues declined $2.0 million, or 8%, from the first quarter of 2005, our gross profit improved by $1.6 million, and our operating expenses declined by $5.4 million, including a $2.2 million decline in restructuring and other charges. As a result, our net loss declined from $10.5 million in the first quarter of 2005 to $3.2 million in 2006.
     The decline in revenue from 2005 is a result of low order volume caused by significant turnover in account managers in 2005. As discussed in our Form 10-K for fiscal year 2005, significant changes were made throughout the company in 2005 to better position us for long-term growth. These changes resulted in voluntary and involuntary turnover throughout the company, including the sales organization. During the first quarter of 2006, approximately 40% of the sales force had been with the company less than six months. Our sales force is now fully staffed, and as they become fully productive, we expect our order rate to accelerate going forward.
     The changes we made in 2005 also lowered our overall cost structure and a significant decline in our break-even point on a going forward basis. Even though we substantially reduced our costs in several areas of our business, we continue to make significant investments in our product development. Our 2006 plans include the introduction of five new products consisting of whole courses across subject areas for high school learners and supplemental instructional resources for use by K-8 teachers. We also plan to release a new instructional management and delivery platform that will be the foundation for state-of-the-art, reliable, and cost-effective Internet delivery of our classroom solutions.
     We continue to face risks and uncertainties in our business. The significant changes we made in our sales organization in 2005 have contributed to a decline in our order volumes in the second half of 2005 and the first quarter of 2006. We believe the negative effects of these changes are largely behind us, but achieving our outlook for 2006 is dependent on a fully productive sales force for the balance of the year. We also face other risks and uncertainties in our business as discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
     Our financial outlook for 2006 remains unchanged from the outlook we provided in our fiscal year 2005 Form 10-K. We continue to expect revenue to grow by no more than 4% and to be modestly profitable in 2006.
Results of Operations
Revenues
     See Note 1 to condensed consolidated financial statements for a detail description of the reclassification of certain revenues and related cost of revenues previously reported as “other” in our statement of operations.

     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
Orders Greater Than $100,000

	Three Months Ended
	January 31,
	2006	2005	% Change
Number	26	29	-10.3%
Value ($000)	$5,325	$7,453	-28.6%
Average Value ($000)	$205	$257	-20.2%
Revenue By Category (in thousands):

	Three Months Ended
	January 31,
	2006	2005	% Change
License fees	$9,049	$12,002	-24.6%
Subscriptions	4,356	4,533	-3.9%
Services	10,081	8,920	13.0%

	$23,486	$25,455	-7.7%

     Total revenues for the first quarter of 2006 declined 7.7% to $23.5 million, from $25.5 million for the same period in 2005, reflecting a significant decrease in license fee orders and revenues. The number of orders greater than $100,000 declined 10.3%, and the related value of these orders declined by 28.6%. These declines reflect lower sales productivity caused by the significant changes we made during 2005 in our sales organization, and the systems, processes and procedures they use. Many of these changes resulted in significant voluntary and involuntary turnover in our sales organization. During the first quarter, approximately 40% of our sales force had been with the company for less than six months. While these changes were disruptive in the short term, we considered them necessary to position our sales organization for long-term profitable growth. At the end of the first quarter of 2006, our sales force was fully staffed.
     While our subscriptions revenue in the first quarter of 2006 was similar to the same period in 2005, our services revenue increased substantially, partially offsetting the decline in revenue from license fees. Revenue from services increased 13.0% to $10.1 million in the first quarter of 2006, from $8.8 million for the same period in 2005. This growth occurred in software support fees due to pricing increases and an increase in renewals during 2005, professional development due to a 20% increase in the number of training days delivered in 2006, and technical services. This growth was partially offset by lower Supplemental Educational Services, which is no longer a significant focus of our service offerings.
Gross Margin
     See Note 1 to condensed consolidated financial statements for a detail description of the reclassification of revenues and related cost of revenues previously reported as “other” in our statement of operations.

     The following table summarizes the percentage of total revenue, and the gross margin for each revenue category. This information is provided as an aid to the understanding of our discussion and analysis of gross margin:

	Percentage of
	Total Revenue		Gross Margin
	Three Months Ended		Three Months Ended
	January 31,		January 31,
Revenue Category	2006	2005	2006	2005
License fees	38.5%	47.1%	67.1%	63.3%
Subscriptions	18.5%	17.8%	48.6%	49.0%
Services	43.0%	35.1%	52.6%	23.2%

Total	100.0%	100.0%	57.4%	46.7%

     Total gross margin increased to 57.4% for the first quarter of 2006, from 46.7% for the same period in 2005. This improvement in gross margin was driven by improvements in both license fee gross margins and services gross margins.
     License fee gross margin increased despite a decrease in license revenue, reflecting a reduction in amortization expense and improved control over discounting of these products. Amortization of capitalized product development costs and technology related purchased intangible assets is a component of cost of revenues related to license fees and subscriptions. This amortization declined approximately $0.9 million in the first quarter of 2006 compared to 2005 as a result of the impairment of the related assets in the fourth quarter of 2005. As a result, we expect this amortization to decrease in 2006 compared to 2005, partially offset by increases as additional capitalized products are completed and begin amortization.
     Services gross margin increased from 23.2% in 2005 to 52.6% in 2006. This improvement was driven by the services revenue increase as described above combined with lower costs as a result of higher productivity and 2005 cost reduction activities in our services organization.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items. This information is provided as an aid to the understanding of our discussion and analysis of our operating expenses.

	Percentage of
	Total Revenue		Percent
	Three Months Ended		Increase
	January 31,		(Decrease)
	2006	2005	in Amount
Sales and marketing	41.4%	52.4%	(27.0%)
General and administrative	19.8%	16.5%	10.4%
Product development	6.6%	5.8%	4.6%
Amortization of intangibles	4.1%	4.3%	(11.3%)

Subtotal	71.9%	79.0%	(16.0%)
Restructuring and other charges	0.3%	9.0%	(96.5%)

Total operating expenses	72.2%	88.0%	(24.2%)

     Total operating expenses, including restructuring and other charges, were $17.0 million for the first quarter of 2006, a decrease of 24.2% from the $22.4 million reported for the same period in 2005. Total operating expenses, excluding these charges, decreased $3.2 million or 16.0% for the same periods, due primarily to lower sales and marketing expenses, slightly offset by a small increase in general and administrative and product development expenses.
     Sales and marketing expenses decreased 27%, or $3.6 million, from the first quarter of 2005 to the first quarter of 2006. This decline reflects the reorganization and cost reduction activities we initiated in 2005 and, to a lesser extent, open sales positions during the first quarter in 2006 and lower variable costs due to lower revenue.
     General and administrative expenses were $4.6 million in the first quarter of 2006, an increase $0.4 million compared to 2005. Approximately one-third of this increase represents stock-based compensation expense recorded in accordance with SFAS 123(R), which we adopted in the first quarter of 2006. The balance of the increase reflects staffing increases from 2005 initiatives and Sarbanes-Oxley compliance activities.
     Restructuring and other charges primarily include severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. For the three months ended January 31, 2006, we reduced headcount by 8 positions in the United States. These actions were a continuation of the restructuring activities initiated in October 2005. As discussed in our Annual Report on Form 10-K for the year ended October 31, 2005, we expect additional charges in 2006, related to these 2005 activities, of up to $1.0 million. For more information on these activities and the restructuring and other charges incurred in 2005, refer to Note 13 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
Interest Income
     Other income and expense consists primarily of interest income on our cash and cash equivalent balances. The increase in interest income from the first quarter of 2005 to 2006 reflects the increase in investment yields due to the general rise interest rates over this period.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At January 31, 2006, cash and cash equivalents were $41.4 million, a decrease of $5.5 million from October 31, 2005. Approximately $3.0 million of this decrease represents the investments made in capitalized product development in the first quarter of 2006. The balance of the decrease primarily reflects the net cash used in operations in 2006 of $2.6 million. Cash proceeds from the exercise of employee stock options of $0.4 million were substantially offset by the investment of $0.3 million in equipment and leasehold improvements.
Working Capital and Liquidity
     At January 31, 2006, our principal sources of liquidity included cash, cash equivalents, and marketable securities of $41.6 million, and net accounts receivable of $14.5 million. Working capital,

defined as current assets less current liabilities, was $22.5 million at January 31, 2006 and $25.4 million at October 31, 2005.
     The decrease in working capital was primarily due to the decrease in cash, cash equivalents, and marketable securities of $5.5 million as discussed above, and the decrease in net accounts receivable of $8.3 million, offset by the decreases in accounts payable, accrued salaries and benefits, and accrued liabilities of $5.2 million and the decrease in deferred revenue of $6.5 million. Accounts receivable decreased due to the low order volume in 2006 and the collection of amounts outstanding at October 31, 2005. Accounts payable and accrued salaries and benefits decreased due to payment of amounts accrued at October 31, 2005, including year-end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than cash, decreased as more of these products and services were delivered than were added through new business, due to the lower order volume mentioned earlier.
     Our revolving loan agreement with Wells Fargo Bank, N.A. provided for a maximum $12.5 million line of credit through January 31, 2006. Substantially all of our assets were pledged as collateral under this agreement. There were no borrowings outstanding at January 31, 2006 or October 31, 2005. The agreement contained restrictive financial covenants (including Minimum Tangible Net Worth, Minimum Debt Service Coverage, Maximum Leverage, Maximum Cash Flow Leverage and Maximum Annual Capital Expenditures) and restrictions on additional borrowings, asset sales and dividends, as defined. Certain of the covenant calculations were based on the trailing twelve-month period. All applicable covenants were satisfied as of January 31, 2006. The revolving loan agreement expired on January 31, 2006. Negotiations are in progress to replace this agreement.
     Our future liquidity needs will depend on, among other factors, the timing and extent of product development expenditures, changes in customer order volume, the timing and collection of receivables, and expenditures in connection with possible acquisitions or stock repurchases. From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future. We believe that existing cash and investment balances, future available credit lines and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty agreements, and capital lease obligations. In addition, any future borrowings under a renegotiated revolving loan agreement as discussed above would require future use of cash. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2005 for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the three months ended January 31, 2006.
     At January 31, 2006, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of January 31, 2006.

Fiscal Year 2006 Outlook
     The outlook for our full year 2006 financial performance remains unchanged from the outlook we provided in our fiscal year 2005 Form 10-K. In summary, we continue to expect revenue growth in 2006 of up to 4% over 2005, and to be modestly profitable in 2006. For a complete discussion of this outlook, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2005.
Forward-Looking Statements
     In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effect of restructuring activities on our achieve long-term growth, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Part II Item 1A of this Form 10-Q and Part I Item 1A of our 2005 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (SEC).
Interest Rate Risk
     At January 31, 2006, we did not have any outstanding borrowings under our revolving credit facility, which terminated on that date. Our only debt consisted of capital lease obligations at fixed interest rates.
Foreign Currency Exchange Rate Risk
     The primary market for our products and services is in the United States, but our products are marketed outside the United States on a selected basis and we have limited operations in Canada and the United Kingdom. These foreign operations are not a significant component of our business, and, as a result, risks relating to foreign currency fluctuation are considered minimal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See the information set forth under the captions, “Interest Rate Risk” and “Foreign Currency Exchange Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1A. RISK FACTORS
     Our business is subject to a number of risks and uncertainties which we discussed in detail in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.
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

PLATO LEARNING, INC. March 13, 2006	By	/s/ MICHAEL A. MORACHE Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ LAURENCE L. BETTERLEY Laurence L. Betterley
Senior Vice President and Chief Financial Officer
(principal financial officer)