Form 10-Q
period 2006-04-30
PLATO LEARNING INC
filed 2006-06-09
CIK 893965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,715,497 shares of common stock, $.01 par value, outstanding as of May 31, 2006.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended April 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues:
License fees	$6,920	$15,299	$15,969	$27,301
Subscriptions	4,054	4,517	8,410	9,050
Services	9,001	11,613	19,082	20,533

Total revenues	19,975	31,429	43,461	56,884

Cost of revenues:
License fees	2,681	4,243	5,654	8,647
Subscriptions	2,656	2,142	4,897	4,455
Services	4,480	6,719	9,262	13,573

Total cost of revenues	9,817	13,104	19,813	26,675

Gross profit	10,158	18,325	23,648	30,209

Operating expenses:
Sales and marketing	9,576	13,410	19,310	26,736
General and administrative	4,314	4,842	8,962	9,052
Product maintenance and development	1,225	1,222	2,764	2,693
Amortization of intangibles	933	1,080	1,902	2,172
Restructuring and other charges	259	632	339	2,921

Total operating expenses	16,307	21,186	33,277	43,574

Operating loss	(6,149)	(2,861)	(9,629)	(13,365)
Other income (expense):
Interest income	406	168	871	380
Interest expense	(6)	(28)	(27)	(43)
Other expense, net	—	(83)	(11)	(153)

Loss before income taxes	(5,749)	(2,804)	(8,796)	(13,181)
Income tax expense	150	150	300	300

Net loss	$(5,899)	$(2,954)	$(9,096)	$(13,481)

Loss per share:
Basic and diluted	$(0.25)	$(0.13)	$(0.38)	$(0.58)

Weighted average common shares outstanding:
Basic and diluted	23,674	23,378	23,652	23,240

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	April 30,	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$30,794	$46,901
Marketable securities	229	213
Accounts receivable, net	13,784	22,768
Inventories	3,330	4,026
Other current assets	5,002	6,351

Total current assets	53,139	80,259
Equipment and leasehold improvements, net	5,174	5,711
Product development costs, net	20,387	14,753
Goodwill	71,865	71,865
Identified intangible assets, net	20,000	22,505
Other long-term assets	1,896	2,235

Total assets	$172,461	$197,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,499	$2,938
Accrued compensation	5,259	7,772
Accrued liabilities	7,222	8,933
Deferred revenue	24,703	35,218

Total current liabilities	38,683	54,861
Long-term deferred revenue	4,262	5,213
Deferred income taxes	2,231	1,931
Other long-term liabilities	300	496

Total liabilities	45,476	62,501

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,732 shares issued and 23,712 shares outstanding at April 30, 2006; 23,637 shares issued and 23,617 shares outstanding at October 31, 2005	237	236
Additional paid-in capital	167,594	166,295
Treasury stock at cost	(205)	(205)
Accumulated deficit	(39,633)	(30,537)
Accumulated other comprehensive loss	(1,008)	(962)

Total stockholders’ equity	126,985	134,827

Total liabilities and stockholders’ equity	$172,461	$197,328

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30,
	2006	2005
Operating activities:
Net loss	$(9,096)	$(13,481)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	300	300
Amortization of capitalized product development costs	3,526	3,463
Amortization of identified intangible and other long-term assets	2,672	4,280
Depreciation and amortization of equipment and leasehold improvements	1,288	1,743
Provision for doubtful accounts	335	674
Stock-based compensation	803	39
Loss on disposal of equipment	83	32
Changes in operating assets and liabilities:
Accounts receivable	8,649	12,589
Inventories	696	(926)
Other current and long-term assets	1,529	(244)
Accounts payable	(1,439)	(3,092)
Other current and long-term liabilities	(5,453)	(2,667)
Deferred revenue	(11,466)	(12,306)

Total adjustments	1,523	3,885

Net cash used in operating activities	(7,573)	(9,596)

Investing activities:
Capitalized internal product development costs	(6,160)	(5,211)
Purchased product development	(2,000)	—
Purchases of equipment and leasehold improvements	(828)	(1,375)
Purchases of marketable securities	—	(9,266)
Sales of marketable securities	—	4,559
Maturities of marketable securities	—	15,000

Net cash (used in) provided by investing activities	(8,988)	3,707

Financing activities:
Net proceeds from issuance of common stock	587	1,925
Repayments of capital lease obligations	(58)	(127)

Net cash provided by financing activities	529	1,798

Effect of currency exchange rate changes on cash and cash equivalents	(75)	390

Net decrease in cash and cash equivalents	(16,107)	(3,701)
Cash and cash equivalents at beginning of period	46,901	29,235

Cash and cash equivalents at end of period	$30,794	$25,534

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
Fiscal Periods
     Our fiscal year is from November 1 to October 31. Unless otherwise stated, references herein to our second quarter relate to the three-month period ended April 30.
Reclassifications
     Other Revenues: Amounts previously reported as other revenues and other cost of revenues in the consolidated statement of operations for fiscal 2005 periods have been reclassified to conform to the current year presentation. The reclassifications had no effect on previously reported total revenues, total cost of revenues, or gross profit. The table below presents the reconciliation of amounts as previously reported in fiscal year 2005 to the amounts as reported in fiscal year 2006. Amounts reclassified to license fees revenue represent third-party software sold in conjunction with PLATO software, and third party devices, which are the exclusive hardware platform for our Achieve Now software product. Amounts reclassified to services revenue represent third-party hardware related to our technical services offering and to bundled software, services, and hardware provided under a Navy contract with the U.S. Department of Defense. We believe the 2006 reclassification of these amounts results in a presentation of revenues and related cost of revenues that is most representative of management’s current view of the Company’s revenue activities.

	Revenue			Cost of Revenue
In thousands	License	Service	Other	License	Service	Other
Quarter Ended January 31, 2005:
As previously classified	$11,095	$8,196	$1,631	$3,432	$6,126	$1,700
Reclassifications	907	724	(1,631)	972	728	(1,700)

As reclassfied	$12,002	$8,920	$—	$4,404	$6,854	$—

Quarter Ended April 30, 2005:
As previously classified	$14,233	$10,908	$1,771	$2,869	$6,108	$1,985
Reclassifications	1,066	705	(1,771)	1,374	611	(1,985)

As reclassfied	$15,299	$11,613	$—	$4,243	$6,719	$—

Quarter Ended July 31, 2005:
As previously classified	$16,747	$7,440	$2,652	$3,001	$4,892	$2,560
Reclassifications	1,857	795	(2,652)	1,857	703	(2,560)

As reclassfied	$18,604	$8,235	$—	$4,858	$5,595	$—

Year Ended October 31, 2005:
As previously classified	$57,803	$38,342	$7,662	$12,353	$21,809	$7,876
Reclassifications	4,724	2,938	(7,662)	5,327	2,549	(7,876)

As reclassfied	$62,527	$41,280	$—	$17,680	$24,358	$—

     Cash Flow Statement: Certain prior period amounts in the operating activities and investing activities sections of the condensed consolidated statement of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no effect on net cash flows previously reported for operating or investing activities.
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
     There have been no significant changes to our accounting policies in these areas during the first two quarters of 2006. For a more complete discussion of these policies refer to Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.

Stock-Based Compensation
     Effective November 1, 2005, we began recording compensation expense associated with stock options and other forms of equity compensation to employees in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, we accounted for our stock-based employee compensation arrangements according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and related interpretations. Accordingly, no related compensation expense was recorded for awards granted with no intrinsic value and the pro forma disclosures required by SFAS 123 were presented in the notes to our consolidated financial statements. See Note 3 for additional stock-based compensation disclosures under FAS 123(R).
     As a result of the adoption of SFAS 123(R), our pre-tax loss and net loss was increased by $481,000 and $803,000 for the three and six months ended April 30, 2006, respectively, and our loss per share for these periods was increased by $0.02 and $0.03, respectively.
     The adoption of SFAS 123(R) is expected to result in pre-tax stock-based compensation expense of approximately $1,400,000 in fiscal year 2006. SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were presented as a component of cash flows from operating activities. The adoption SFAS 123(R) had no effect on our cash flows from operations or financing activities for the six months ended April 30, 2006.
Loss Per Share
     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share.
New Accounting Pronouncements
     There were no new accounting pronouncements issued during the quarter ended April 30, 2006 that had or are expected to have a significant impact on our consolidated financial statements.
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
     In addition to these plans, we also have an Employee Stock Purchase Plan under which employees are entitled to purchase our common stock at a 15% discount to the market price at the beginning or end of the quarterly purchase period as defined in the plan, which ever is lower. In December 2005, we also entered into “Bonus Unit” agreements with certain employees under which these employees are eligible for cash compensation equal to the number of bonus units multiplied by the market price of our common stock on each of October 31, 2006, 2007 and 2008, provided they are employed with us on those dates. A total of 58,500 bonus units have been granted under these agreements. As these awards are payable in cash, estimated amounts payable under these agreements are classified as a liability in the condensed consolidated balance sheet.
     As described in Note 2, effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to October 31, 2005, and the unvested portion of awards granted to employees prior to November 1, 2005. We use the straight-line method to recognize compensation expense over the requisite service period of the award, which we have determined to be the vesting period, and an annual pre-vesting forfeiture rate of 8%, which was determined based on historical pre-vesting forfeiture data. The fair value of option awards was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Fiscal Year
	2006	Fiscal Year
	Awards to	2005
	Date	Awards
Expected life	4.3 years	5.0 years
Risk-free rate of return	4.0%- 4.5%	3.9%
Volatility	49.0%	62.0%
Dividend yield	0.0%	0.0%
     In accordance with SFAS 123(R), we review our current assumptions on a periodic basis and adjust them as necessary to ensure proper option valuation. The expected life of an award was determined based on our analysis of historical exercise behavior taking into consideration various participant demographics and option characteristic criteria. The risk-free rate of return is based on the yield on zero coupon U.S. Treasury strips with a remaining life that is consistent with the expected life of the options being valued. Our estimate of volatility incorporated a number of the factors outlined in SFAS 123(R), but was principally determined by examining our historical stock price volatility.

     Total stock-based compensation expense recorded for the three and six months ended April 30, 2006 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	April 30, 2006	April 30, 2006
Stock options granted after the adoption of SFAS 123(R)	$252	$393
Stock options granted prior to the adoption of SFAS 123(R)	112	253
Restricted stock awards	59	59
Bonus unit agreements	54	90
Employee stock purchase plan	4	8

	$481	$803

     No income tax benefits were recognized related to this compensation expense due to the full valuation allowance provided on our deferred income tax assets as fully described in Note 14 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
     Our pro forma net loss and pro forma loss per share for the three and six months ended April 30, 2005, including pro forma stock-based compensation expense as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, were as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	April 30, 2005	April 30, 2005
Net loss, as reported	$(2,954)	$(13,481)
Stock-based compensation expense included in reported net loss	39	39
Stock-based compensation expense determined using the fair value based method for all awards	(775)	(1,505)

Pro forma net loss	$(3,690)	$(14,947)

Basic and diluted loss per share:
As reported	$(0.13)	$(0.58)

Pro forma	$(0.16)	$(0.64)

     As discussed in our 2005 Annual Report on Form 10-K, on October 25, 2005 our Board of Directors approved the acceleration of vesting on a total of approximately 760,000 options which had an exercise price greater than the market price on that date. The effect of this acceleration was to reduce stock-based compensation expense that would otherwise have been reported in our year-to-date statement of operations by approximately $774,000 In addition, under SFAS 123, we accounted for the effect of pre-vesting forfeitures on compensation expense as they actually occurred. Under SFAS 123(R), we are required to apply an estimate of these forfeitures in determining periodic compensation expense. This estimate is applied to all outstanding options, including those issued prior to the adoption of SFAS 123(R). The effect of this required change was to also reduce the amount of expected compensation expense related to options issued prior to November 1, 2005 relative to the amounts that would have been reported under SFAS 123.

     A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (in	Intrinsic
	Outstanding	per Share	years)	Value
Options outstanding at October 31, 2005	2,652	$9.51
Options granted	797	7.68
Options exercised	(85)	6.61
Options forfeited or cancelled	(356)	11.15

Options outstanding at April 30, 2006	3,008	$8.91	6.2	$6,051

Options exercisable at April 30, 2006	2,093	$9.54	5.7	$3,733

     The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six months ended April 30, 2006 and 2005 was approximately $154,000 and $470,000, respectively. The weighted average fair value of options granted during the six months ended April 30, 2006 and 2005 was $3.42 per share and $4.19 per share, respectively.
     As of April 30, 2006 the total unrecognized compensation cost related to unvested stock-based compensation arrangements was approximately $2.3 million and the related weighted average period over which it is expected to be recognized is approximately three years.
Note 4. Accounts Receivable
     The components of accounts receivable were as follows (in thousands):

	April 30,	October 31,
	2006	2005
Trade accounts receivable	$14,105	$21,930
Installment accounts receivable	1,789	2,485
Allowance for doubtful accounts	(2,110)	(1,647)

	$13,784	$22,768

     Installment receivables to be billed one year from the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $112,000 at April 30, 2006 and $132,000 at October 31, 2005.

     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the second quarter is as follows (in thousands):

	2006	2005
Balance, beginning of fiscal year	$1,647	$2,712
Provision for doubtful accounts (included in general and administrative expenses):
Three months ended January 31	227	305
Three months ended April 30	108	369
Recoveries (write-offs) of doubtful accounts, net	128	(422)

Balance, April 30	$2,110	$2,964

Note 5. Inventories
     Supplemental information regarding our inventories is as follows (in thousands):

	April 30,	October 31,
	2006	2005
Third-party hardware	$1,448	$1,779
Media, documentation, and packaging materials	1,882	2,247

	$3,330	$4,026

Note 6. Product Development Costs
     A reconciliation of capitalized product development costs for the period ended April 30, 2006 is as follows (in thousands):

	Gross Carrying	Accumulated
	Value	Amortization	Net Carrying Value
Balance, October 31, 2005	$29,142	$(14,389)	$14,753
Capitalized internal product development costs	6,160	—	6,160
Purchased product development	3,000	—	3,000
Write-off of fully amortized costs	(6,881)	6,881	—
Amortization of product development costs	—	(3,526)	(3,526)

Balance, April 30, 2006	$31,421	$(11,034)	$20,387

     Purchased product development represents non-refundable amounts due under a revised license agreement, signed in the second quarter of 2006, for software used in one of our subscription products. The amount is being amortized on a straight-line basis through April 2008.

Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill from October 31, 2005.
     Identified intangible assets subject to amortization, resulting from our previous acquisitions, were as follows (in thousands):

	April 30, 2006			October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Acquired technology	$23,029	$(17,247)	$5,782	$23,029	$(16,645)	$6,384
Trademarks and tradenames	3,680	(2,390)	1,290	3,680	(2,036)	1,644
Customer relationships and lists	21,100	(8,172)	12,928	21,100	(6,644)	14,456
Noncompete agreements	1,000	(1,000)	—	1,000	(979)	21

	$48,809	$(28,809)	$20,000	$48,809	$(26,304)	$22,505

     Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Amortization of intangible assets included in:
Cost of license fees and subscriptions revenues	$302	$957	$603	$2,108
Operating expenses	933	1,080	1,902	2,172

	$1,235	$2,037	$2,505	$4,280

     The estimated future annual amortization expense for the identified intangible assets presented above is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
Remainder of 2006	$603	$1,808	$2,411
2007	1,206	3,529	4,735
2008	1,206	3,105	4,311
2009	1,069	2,829	3,898
2010	647	2,829	3,476
Thereafter	1,051	118	1,169

	$5,782	$14,218	$20,000

     The future annual amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

Note 8. Debt
     Our revolving loan agreement with Wells Fargo Bank, N.A., which provided for a maximum $12.5 million line of credit, expired January 31, 2006. There were no borrowings outstanding at January 31, 2006 or October 31, 2005.
Note 9. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	April 30,	October 31,
	2006	2005
License fees	$1,101	$4,476
Subscriptions	10,237	12,546
Services and other	17,627	23,409

Total	28,965	40,431
Less: long-term amounts	(4,262)	(5,213)

Current portion	$24,703	$35,218

Note 10. Commitments and Contingent Liabilities
License Agreement
     On March 3, 2006 we signed a revised agreement with a third-party provider of content used in certain of our software products. Under the revised agreement we are required to pay a total of $3,000,000 in non-refundable license fees, $2,000,000 of which was paid at the time of signing the agreement, with the balance due in May 2006. Theses payments are recorded in our balance sheet as product development costs and are being amortized to cost of subscription revenues. The agreement also requires us to pay additional fees on a per-license basis. The agreement expires in October 2007. Total amounts payable under the revised agreement, including the prepayments, are expected to be comparable to those under the former agreement.
Legal Proceedings
     As previously disclosed in Note 11 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005, Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. On April 1, 2005, the complaint was dismissed with prejudice, and all subsequent plaintiff motions and appeals to date have been denied or rejected. We continue to believe this lawsuit is without merit; however, we can give no assurance as to its ultimate outcome.

Note 11. Restructuring and Other Charges
     Restructuring and other charges primarily include severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. These charges are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Restructuring charges:
Severance and related benefits for U.K. headcount reduction	$—	$22	$—	$452
Severance and related benefits for U.S. headcount reduction	161	26	241	299
U.K. facility closure liabilities	—	313	—	313
Other	98	92	98	92

	259	453	339	1,156
Other charges:
Executive officer changes	—	9	—	1,595
Other	—	170	—	170

	$259	$632	$339	$2,921

     In the first half of 2006, we reduced additional positions in the United States as a continuation of the restructuring activities initiated in October 2005. For more information on these activities and the restructuring and other charges incurred in 2005, refer to Note 13 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
     The restructuring reserve activity was as follows (in thousands):

	Severance
	and related	Facility
	benefits	closings	Other	Total
Reserve balance at October 31, 2005	$1,598	$177	$401	$2,176
Provision for restructuring	241	—	98	339
Cash payments	(1,770)	(131)	(127)	(2,028)
Other	—	—	67	67

Reserve balance at April 30, 2006	$69	$46	$439	$554

Note 12. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net loss	$(5,899)	$(2,954)	$(9,096)	$(13,481)
Unrealized gains on available for sale securities	8	10	16	52
Foreign currency translation adjustments	(39)	81	(69)	298

Total comprehensive loss	$(5,930)	$(2,863)	$(9,149)	$(13,131)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,008,000 and $962,000 at April 30, 2006 and October 31, 2005, respectively.

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
     Our extensive, research-based courseware library includes thousands of hours of mastery-based instruction covering the subject areas of mathematics, science, reading, writing, language arts, social studies, and work skills. These courseware components are aligned to local, state, provincial, and national performance standards, and along with our web-based accountability and assessment software, is designed to help educators meet the demands of federal and state accountability legislation such as No Child Left Behind and Reading First federal legislation, special programs such as Title I and special education, as well as U.S. Department of Education initiatives on mathematics and science and ensuring teacher quality.
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
     There have been no significant changes to our accounting policies in these areas during the first two quarters of 2006. For a complete discussion of these policies refer to Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
     As more fully described in Notes 2 and 3 to the condensed consolidated financials statements, in the first quarter of 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107.

General Factors Affecting our Financial Results
     There are a number of general factors that affect our results from period to period. These factors are discussed below.
     Revenue. A large portion of our revenues are derived from the sale of one-time, perpetual licenses to our software products. These sales are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of these individual sales can have a significant impact on the comparability of revenues from period to period. In addition, as is common in the software industry, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Subscription-based license fees are earned ratably over the course of the subscription period. Historically these revenues have made up less than 15% of total revenues. However, as these revenues grow as a percentage of total revenues, our period to period revenues will become more comparable and predictable. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
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
     Operating Expenses. Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 7% to 9% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with revenue activity or individual events that occur during the period.
     General and administrative expenses are substantially fixed in nature. However, certain components such as our provision for bad debts, professional fees, and other expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.
     Product maintenance and development expense in our consolidated statement of operations does not reflect our total level of spending in these areas. Costs to enhance or maintain existing products, or to develop products prior to achieving technological feasibility, are charged to product maintenance and development expense as incurred. Costs incurred to develop new products after technological feasibility is achieved, which represent the majority of our total development spending, are capitalized and amortized to cost of revenues. Accordingly, product maintenance and development expense in our consolidated statement of operations can fluctuate from period to period, in terms of both total dollars and as a percentage of revenue, based on the nature and timing of activities occurring during the period.
     Amortization of intangibles represents the amortization of certain identified intangible assets acquired through various acquisitions. These expenses are generally predictable from period to period because they are fixed over the course of their individual useful lives.
Overview of Financial Results
     Our financial results for the second quarter of 2006 continue to reflect the effects of low order volumes. These effects, relative to the second quarter of 2005, include lower revenues and gross margins, an increase in our net loss, and decreases in deferred revenue, receivables and cash balances.
     As discussed in our Form 10-K for fiscal year 2005, significant changes were made throughout the company in 2005 to better position us for long-term growth. Our execution of these changes continued in 2006, and as a result, we continue to manage a number of significant transitions for the Company. These transitions, which include new products, new subscription licensing programs, new account managers, new customer markets, and new business processes, have resulted in lower than expected productivity in our sales organization due to factors such as training of new account managers, new product training for all account managers, and establishing customer relationships in new target markets.
     Low order volumes have the greatest impact on our license fees revenues, which declined 55% from the second quarter of 2005 to $6.9 million. Subscription and services revenues are also affected by the decline in order volumes, but to a lesser degree due to the time lag between when these orders are received and when the related revenues are recognized. As a result, total second quarter 2006 revenues declined $11.4 million, or 36%, from the second quarter of 2005. Since the second quarter of 2005, we have achieved significant cost reductions in cost of revenue and operating expenses, which are largely made up of fixed costs, but these declines only partially offset the lower revenues, resulting in an increase in our second quarter net loss from $3.0 million, or $0.13 per share, in 2005 to $5.9 million, or $0.25 per share in 2006.
     Our 2006 year-to-date financial results also reflect the factors contributing to our second quarter results. However, despite a year-to-date revenue decline of $13.4 million, or 24%, our cost reduction activities have resulted in a reduction of our year-to-date net loss from $13.5 million in 2005 to $9.1 million in 2006.
     We believe the low sales productivity we experienced in the first half of the year is temporary. Our account managers continue to gain product and customer experience and our sales pipeline continues to grow. We have focused more resources on support of the sales process, marketing programs, and training, and have several important new product introductions planned for the balance of the fiscal year, all of which are on track and on budget. These products include 16 new full semester courses, which will bring the total of such courses released this year to 32, elementary math products, which will expand our math offering in this segment across grades K through 6, and our next generation content delivery platform, which will be released in the third quarter.
     We expect these sales improvements and new product introductions will result in increased order growth in the second half of the 2006 over the same period last year resulting in order levels for the full fiscal year 2006 that are similar to fiscal year 2005. However, we expect second half 2006 orders to be more heavily weighted toward subscription license products, for which revenue is recognized over the subscription period, rather than perpetual license products, for which revenue is recognized up-front upon delivery. Accordingly, order growth is not expected to result in comparable revenue growth. Service revenue is expected to decline as a result of timing of receipt of orders during the fiscal year. These factors are expected to result in a decrease in revenues of at least 15% to 20% for the full year 2006 from 2005. However, the timing difference between the receipt of orders and related revenue recognition is expected to result in the growth of deferred revenue for the remainder of the year.
     The range of expected net loss, excluding restructuring and other charges, related to a 15% to 20% decline in revenues would be between $6.5 million and $11.5 million. Actual results, however, could vary significantly from these estimates, depending on the level of orders and the mix of subscription and perpetual license orders actually booked. This mix is difficult to predict as we transition toward subscription products.
     This lack of predictability of product order mix during this transition period is one of several risks and uncertainties we continue to face in our business. We also face the risk that we are not able to successfully execute the transitions discussed above on timely basis, or to release new products within the time frames expected. Achieving our outlook for 2006 is dependent on a fully productive sales force for the balance of the year and on the successful introduction of planned new products. We also face other risks and uncertainties in our business as discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
Revenues
     See Note 1 to condensed consolidated financial statements for discussion of the reclassification of certain revenues and related cost of revenues previously reported as “other” in our statements of operations.
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
Orders Greater Than $100,000

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2006	2005	% Change	2006	2005	% Change
Number	19	29	-34.5%	45	58	-22.4%
Value ($000)	$4,046	$8,081	-49.9%	$9,371	$15,534	-39.7%
Average Value ($000)	$213	$279	-23.7%	$208	$268	-22.4%

Revenue By Category (in thousands):

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2006	2005	% Change	2006	2005	% Change
License fees	$6,920	$15,299	-54.8%	$15,969	$27,301	-41.5%
Subscriptions	4,054	4,517	-10.3%	8,410	9,050	-7.1%
Services	9,001	11,613	-22.5%	19,082	20,533	-7.1%

	$19,975	$31,429	-36.4%	$43,461	$56,884	-23.6%

     Total revenues for the second quarter of 2006 declined 36.4% to $20.0 million, from $31.4 million for the same period in 2005, reflecting a significant decrease in order volumes in the quarter as compared to the same period in 2005. The same holds true for the first six months of 2006, where total revenues declined 23.6% to $43.5 million.
     The declines in order volumes in 2006 reflect the significant transitions we continue to manage in our business including new products, new subscription licensing programs, new account managers, new customer markets, and new business processes. These transitions have resulted in lower than expected productivity in our sales organization due to factors such as training of new account managers, new product training for all account managers, and establishing customer relationships in new target markets. As a result of the sales organization restructuring activities in the second half of fiscal 2005, including voluntary and involuntary turnover, more than half of our account managers had less than six months experience with the company going into the second quarter of 2006.
     License fees revenues are impacted the greatest by lower order volumes. License fees revenues in the second quarter of 2006 declined by $8.3 million from the same period last year due to the order volume decline, and to a lesser degree, to the increase in the mix of subscription orders. Subscription revenues declined $0.5 million, or 10%, and were also affected by the low year-to-date orders. Service revenues declined $2.6 million, or 23%, due primarily to lower order volumes, but also to a decline in Supplemental Educational Services due to our exit from this line of business in 2006, and a decline in installation services which are closely tied to license order volume. Partially offsetting these declines was an increase in software support revenues reflecting improved pricing and increased renewal rates during that last half of fiscal year 2005.
Gross Margin
     See Note 1 to condensed consolidated financial statements for discussion of the reclassification of revenues and related cost of revenues previously reported as “other” in our statement of operations.
     The following tables summarize the percentage of total revenue, and the gross margin for each revenue category to aid in the understanding of our discussion and analysis of gross margin:

Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,
Revenue Category	2006	2005	2006	2005
License fees	34.6%	48.7%	36.7%	48.0%
Subscriptions	20.3%	14.4%	19.4%	15.9%
Services	45.1%	36.9%	43.9%	36.1%

Total	100.0%	100.0%	100.0%	100.0%

Gross Margin Percentage

	Three Months Ended April 30,			Six Months Ended April 30,
			Increase			Increase
Revenue Category	2006	2005	(Decrease)	2006	2005	(Decrease)
License fees	61.3%	72.3%	(11.0%)	64.6%	68.3%	(3.7%)
Subscriptions	34.5%	52.6%	(18.1%)	41.8%	50.8%	(9.0%)
Services	50.2%	42.1%	8.1%	51.5%	33.9%	17.6%
Total	50.9%	58.3%	(7.4%)	54.4%	53.1%	1.3%
     Total gross margin decreased to 50.9% for the second quarter of 2006, from 58.3% for the same period in 2005. This decrease primarily reflects the decrease in license fees and subscriptions revenues. Total gross margin increased to 54.4% for the six months of 2006, from 53.1% for the same period in 2005.
     The 11.0 percentage point decline in license fees gross margins in the second quarter was due primarily to the decline in license fees revenues, which have low variable costs. Also contributing to the decline was the impact of pricing promotions in the quarter on certain license products. The 3.7 percentage point decline in year-to-date license fee margins is largely attributable to the related revenue decline, offset partially by a reduction in amortization of product development costs and purchased intangible assets. The reduction in amortization is due to impairment charges on the related assets recorded in the fourth quarter 2005, and to a reduction in the portion of these costs allocated to license revenues due to the lower mix of license fees to subscriptions revenues.
     Subscription margins in the quarter declined by 18.1 percentage points to 34.5% due to the decline in subscription revenues, which have very low variable costs, and to an increase in product development amortization. This increase is the result of an increase in the portion of these costs allocated to subscription revenues due to the increased mix of subscription to license revenues, and to the renegotiation of an existing license agreement related to software used in one of our subscription products. Under the revised agreement, the portion of license fees paid in advance is being amortized over the agreement term. This amortization is incremental to remaining expenses recognized under the prior agreement, which will decline over the remainder of the year as customer subscription periods that began under the old agreement end. Subscription margins for the year-to-date period declined 9.0 percentage points due largely to the same factors affecting the second quarter margins.
     Total amortization of capitalized product development costs and technology-related purchased intangible assets declined approximately $1.1 million from 2005 on a year-to-date basis as a result of impairment charges on the related assets in the fourth quarter of 2005. For the second quarter, these costs were relatively unchanged from 2005 due to the offsetting increase attributable to the revised license agreement as discussed above.
     The improvements in service gross margins for both the second quarter and year-to-date periods were driven by higher productivity resulting from 2005 restructuring activities in our services organization, and to a lesser degree, by the increase in software support revenues which have very little incremental costs.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items to aid in the understanding of our discussion and analysis of our operating expenses:

	Percentage of			Percentage of
	Total Revenue		Percent	Total Revenue		Percent
	Three Months Ended		Increase	Six Months Ended		Increase
	April 30,		(Decrease)	April 30,		(Decrease)
	2006	2005	in Amount	2006	2005	in Amount
Sales and marketing	47.9%	42.7%	(28.6%)	44.4%	47.0%	(27.8%)
General and administrative	21.6%	15.4%	(10.9%)	20.6%	15.9%	(1.0%)
Product maintenance and development	6.1%	3.9%	0.2%	6.4%	4.7%	2.6%
Amortization of intangibles	4.7%	3.4%	(13.6%)	4.4%	3.8%	(12.4%)

Operating expenses excluding restructuring and other charges	80.3%	65.4%	(21.9%)	75.8%	71.4%	(19.0%)

Restructuring and other charges	1.3%	2.0%	(59.0%)	0.8%	5.1%	(88.4%)

Total operating expenses	81.6%	67.4%	(23.0%)	76.6%	76.5%	(23.6%)

     Total operating expenses in 2006 declined approximately 23% from 2005 in both the second quarter and year-to-date periods due primarily to lower sales and marketing expenses. Operating expenses in 2006 include stock-based compensation expense of $0.5 million and $0.8 million in the second quarter and year-to-date periods, respectively.
     Sales and marketing expenses decreased 28.6%, or $3.8 million from the second quarter of 2005 to the second quarter of 2006, and 27.8%, or $7.4 million, from the first six months of 2005 to the first six months of 2006. These declines reflect the reorganization and cost reduction activities we initiated in 2005, and to lower variable compensation costs due to lower revenue.
     General and administrative expense declined $0.5 million, or 10.9% in the second quarter of 2006 compared to 2005 due primarily to a decrease in the provision for bad debts as a result of lower revenues and improved credit and collection policies. The effect of the increase in stock-based compensation from 2005 to 2006 was largely offset by a reduction in the provision for cash-based incentive compensation plans due to our overall lower financial performance in the second quarter. The decrease in general and administrative expenses on a year-to-date basis was less significant as the increase in stock based compensation had a larger offsetting impact to other cost declines.
     Restructuring and other charges primarily include severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. In the first half of 2006, we reduced additional positions in the United

States as a continuation of the restructuring activities initiated in October 2005. For more information on these activities and the restructuring and other charges incurred in 2005, refer to Note 13 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
Interest Income
     Other income and expense consists primarily of interest income on our cash and cash equivalent balances. The increases in interest income from 2005 to 2006 reflect the increase in investment yields due to the general rise in interest rates over these periods.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At April 30, 2006, cash and cash equivalents were $30.8 million, a decrease of $16.1 million from October 31, 2005. Approximately $8.2 million, or half of this decrease, represents investments made in internal and purchased product development in the first six months of 2006, reflecting our plans to introduce several significant new products in the second half of 2006 and in 2007. The balance of the decrease primarily is due to cash used in operations in 2006 of $7.6 million. This net use of cash is attributable to the previously discussed lower sales order volumes which have resulted in a decline in operating results and net unfavorable changes in non-cash working capital components such as accounts receivable and deferred revenues.
Working Capital and Liquidity
     At April 30, 2006, our principal sources of liquidity were cash and cash equivalents of $30.8 million and net accounts receivable of $13.8 million. Working capital, defined as current assets less current liabilities, was $14.5 million at April 30, 2006 and $25.4 million at October 31, 2005.
     The $10.9 million, or 43% decrease in working capital from October 2005 to April 2006, is consistent with the decline in business activity during the quarterly periods ended on those dates. This decline reflects both the seasonal factors that affect our business, as well as the general order volume declines in 2006 as previously discussed. Cash and cash equivalents, accounts receivable and deferred revenues are the primary elements of our working capital that fluctuate most significantly with business activity. Cash and cash equivalents declined $16.1 million, as discussed above. The decrease in net accounts receivable of $9.0 million is attributable to lower order volumes in the second quarter compared to the fourth quarter of 2005. Deferred revenue, which increases with orders for subscription products and services, and decreases as those products and services are subsequently delivered, decreased $11.5 million in total, as deliveries in the second quarter outpaced new orders received. Other elements of working capital also fluctuate with business activity and seasonality, but to a lesser degree. Accounts payable, accrued compensation, and accrued liabilities declined $5.7 million due to payment of amounts accrued at October 31, 2005, including year-end incentive compensation, which also declined as of April 30, 2006 due to financial performance which was below expectations in the first half of 2006.
     Our revolving loan agreement with Wells Fargo Bank, N.A., which provided for a maximum $12.5 million line of credit, expired on January 31, 2006. Negotiations are in progress to replace this agreement.
     Our future liquidity needs will depend on, among other factors, the timing and extent of product development expenditures, order volume, the timing and collection of receivables, and expenditures in connection with possible acquisitions or stock repurchases. From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future. We believe that existing cash and investment balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty and software license agreements, and capital lease obligations. In addition, any future borrowings under a renegotiated revolving loan agreement as discussed above would require future use of cash. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2005 for a table showing our contractual obligations. As discussed in Note 10 to Condensed Consolidated Financial Statements, we entered into a revised agreement for the license of software used in one of our subscription products. Non-refundable license fees under the agreement total $3.0 million, $2.0 million of which was paid in the second quarter, with the balance due in the third quarter of 2006. Other than this agreement, there were no significant changes to our contractual obligations during the six months ended April 30, 2006.
     At April 30, 2006, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of April 30, 2006.
Fiscal Year 2006 Outlook
     Our outlook for the full year 2006 has changed from the outlook we provided in our Form 10-Q for quarter ended January 31, 2006. We expect sales orders in the second half of 2006 to offset declines in the first half, resulting in a comparable level of full year orders in 2006 as in 2005. The content of the orders, however, is expected to be more heavily weighted towards subscription license products, for which revenue is recognized over time, rather than perpetual license products, for which revenue is recognized up-front upon delivery. Service revenue is expected to decline as a result of timing of receipt of service orders during the year. These factors are expected to result in a decrease in revenues of at least 15% to 20% in 2006 from 2005. The expected net loss at this lower revenue range, excluding restructuring and other charges, would be approximately $6.5 million to $11.5 million. The deferred revenue balance is expected to grow for the remainder of 2006. Actual results in 2006, however, could vary significantly from these amounts depending on the level of orders and the mix of subscription and perpetual license orders actually achieved, which is difficult to predict during this period of transition toward subscription products.
     We will continue to look for cost reduction opportunities for the remainder of the year to lower the Company’s expected net loss and may incur restructuring costs in addition to the less than $1.0 million we discussed in our previous outlook. We also see a unique window of opportunity to expand our product portfolio and become a dominant supplier of e-learning solutions in the marketplace. Our product development investments are on track and on budget and we will continue to aggressively pursue our product strategy, with total annual internal product development spending increasing at least $10.0 million or more over 2005, with the ratio of capitalized to total internal development costs slightly greater than the first half of 2006.

Forward-Looking Statements
     In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effect of restructuring activities on our achieve long-term growth, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this Form 10-Q and Part I Item 1A of our 2005 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.
Interest Rate Risk
     At April 30, 2006, our only debt consisted of capital lease obligations at fixed interest rates.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As previously disclosed in this Item 1 in our Annual Report on Form 10-K for the year ended October 31, 2005, Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. On April 1, 2005, the complaint was dismissed with prejudice, and all subsequent plaintiff motions and appeals to date have been denied or rejected. We continue to believe this lawsuit is without merit; however, we can give no assurance as to its ultimate outcome.
ITEM 1A. RISK FACTORS
     Our business is subject to a number of risks and uncertainties, which are discussed in detail in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on March 2, 2006. There were 23,647,930 shares of our common stock entitled to vote at the meeting and a total of 21,526,924 shares (91.0%) were represented at the meeting. Voting was as follows:
1.	Election of Director Debra A. Janssen: For 20,134,584 and Withhold 1,392,340.

2.	Election of Director M. Lee Pelton: For 18,287,408 and Withhold 3,239,516.

3.	Election of Director John T. (Ted) Sanders: For 18,210,838 and Withhold 3,316,086.

4.	Approval of the PLATO Learning, Inc. 2006 Stock Incentive Plan: For 11,590,504, Against 6,159,403, Abstain 139,829, and Broker Non-Vote 3,637,188.

5.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2006: For 21,397,311, Against 51,637, Abstain 77,976, and Broker Non-Vote 0.
ITEM 6. EXHIBITS
     Exhibit Number and Description
31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC. June 9, 2006	By	/s/ michael a. morache Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ laurence l. betterley Laurence L. Betterley
Senior Vice President and Chief Financial Officer
(principal financial officer)