Form 10-Q
period 2006-07-31
PLATO LEARNING INC
filed 2006-09-11
CIK 893965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,726,922 shares of common stock, $.01 par value, outstanding as of August 31, 2006.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended July 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues:
License fees	$11,689	$18,604	$27,658	$45,905
Subscriptions	4,373	4,400	12,783	13,450
Services	7,394	8,235	26,476	28,768

Total revenues	23,456	31,239	66,917	88,123

Cost of revenues:
License fees	4,051	4,858	9,705	13,505
Subscriptions	1,539	1,780	6,436	6,235
Services	4,174	5,595	13,436	19,168

Total cost of revenues	9,764	12,233	29,577	38,908

Gross profit	13,692	19,006	37,340	49,215

Operating expenses:
Sales and marketing	9,539	11,520	28,849	38,256
General and administrative	4,064	5,141	13,026	14,193
Product maintenance and development	1,210	1,227	3,974	3,920
Amortization of intangibles	904	1,075	2,806	3,247
Restructuring and other charges	21	200	360	3,121

Total operating expenses	15,738	19,163	49,015	62,737

Operating loss	(2,046)	(157)	(11,675)	(13,522)
Other income (expense):
Interest income	378	251	1,249	631
Interest expense	(5)	(46)	(32)	(89)
Other, net	32	(209)	21	(362)

Loss before income taxes	(1,641)	(161)	(10,437)	(13,342)
Income tax expense	150	150	450	450

Net loss	$(1,791)	$(311)	$(10,887)	$(13,792)

Loss per share:
Basic and diluted	$(0.08)	$(0.01)	$(0.46)	$(0.59)

Weighted average common shares outstanding:
Basic and diluted	23,701	23,490	23,668	23,325

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	July 31,	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$30,223	$46,901
Marketable securities	1,507	213
Accounts receivable, net	21,403	22,768
Inventories	2,025	4,026
Other current assets	5,540	6,351

Total current assets	60,698	80,259
Equipment and leasehold improvements, net	5,484	5,711
Product development costs, net	22,975	14,753
Goodwill	71,865	71,865
Identified intangible assets, net	18,794	22,505
Other long-term assets	1,999	2,235

Total assets	$181,815	$197,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,873	$2,938
Accrued compensation	6,784	7,772
Accrued liabilities	5,955	8,933
Deferred revenue	31,678	35,218

Total current liabilities	46,290	54,861
Long-term deferred revenue	7,440	5,213
Deferred income taxes	2,381	1,931
Other long-term liabilities	211	496

Total liabilities	56,322	62,501

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,747 shares issued and 23,727 shares outstanding at July 31, 2006; 23,637 shares issued and 23,617 shares outstanding at October 31, 2005	237	236
Additional paid-in capital	167,931	166,295
Treasury stock at cost	(205)	(205)
Accumulated deficit	(41,424)	(30,537)
Accumulated other comprehensive loss	(1,046)	(962)

Total stockholders’ equity	125,493	134,827

Total liabilities and stockholders’ equity	$181,815	$197,328

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31,
	2006	2005
Operating activities:
Net loss	$(10,887)	$(13,792)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Deferred income taxes	450	450
Amortization of capitalized product development costs	5,443	5,521
Amortization of identified intangible and other long-term assets	3,961	6,318
Depreciation and amortization of equipment and leasehold improvements	1,848	2,637
Provision for doubtful accounts	164	1,291
Stock-based compensation	1,038	39
Gain on sale of marketable securities	(37)	—
Loss on disposal of equipment	61	65
Changes in operating assets and liabilities:
Accounts receivable	1,201	12,093
Inventories	2,001	(2,514)
Other current and long-term assets	790	(410)
Accounts payable	(1,065)	(1,902)
Other current and long-term liabilities	(4,238)	(150)
Deferred revenue	(1,313)	(9,629)

Total adjustments	10,304	13,809

Net cash (used) provided by operating activities	(583)	17

Investing activities:
Capitalized internal product development costs	(10,665)	(7,906)
Purchased product development	(3,000)	—
Purchases of equipment and leasehold improvements	(1,682)	(1,450)
Purchases of marketable securities	(4,250)	(9,266)
Sales of marketable securities	229	4,559
Maturities of marketable securities	2,750	20,985

Net cash (used) provided by investing activities	(16,618)	6,922

Financing activities:
Net proceeds from issuance of common stock	670	2,271
Repayments of capital lease obligations	(84)	(185)

Net cash provided by financing activities	586	2,086

Effect of currency exchange rate changes on cash and cash equivalents	(63)	666

Net (decrease) increase in cash and cash equivalents	(16,678)	9,691
Cash and cash equivalents at beginning of period	46,901	29,235

Cash and cash equivalents at end of period	$30,223	$38,926

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
Fiscal Periods
     Our fiscal year is from November 1 to October 31. Unless otherwise stated, references herein to our third quarter relate to the three-month period ended July 31.
Reclassifications
     Other Revenues: Amounts previously reported as other revenues and other cost of revenues in the consolidated statement of operations for fiscal 2005 periods have been reclassified to conform to the current year presentation. The reclassifications had no effect on previously reported total revenues, total cost of revenues, or gross profit. The table below presents the reconciliation of amounts as previously reported in fiscal year 2005 to the amounts as reported in fiscal year 2006. Amounts reclassified to license fees revenue represent revenues from third-party software sold in conjunction with PLATO software, and third party devices, which are the exclusive hardware platform for our Achieve Now software product. Amounts reclassified to services revenue represent revenue from sales of third-party hardware related to our technical services offering and to bundled software, services, and hardware provided under a Navy contract with the U.S. Department of Defense. We believe the 2006 reclassification of these amounts results in a presentation of revenues and related cost of revenues that is most representative of management’s current view of the Company’s revenue activities.

	Revenue			Cost of Revenue
In thousands	License	Service	Other	License	Service	Other
Quarter Ended January 31, 2005:
As previously classified	$11,095	$8,196	$1,631	$3,432	$6,126	$1,700
Reclassifications	907	724	(1,631)	972	728	(1,700)

As reclassified	$12,002	$8,920	$—	$4,404	$6,854	$—

Quarter Ended April 30, 2005:
As previously classified	$14,233	$10,908	$1,771	$2,869	$6,108	$1,985
Reclassifications	1,066	705	(1,771)	1,374	611	(1,985)

As reclassified	$15,299	$11,613	$—	$4,243	$6,719	$—

Quarter Ended July 31, 2005:
As previously classified	$16,747	$7,440	$2,652	$3,001	$4,892	$2,560
Reclassifications	1,857	795	(2,652)	1,857	703	(2,560)

As reclassified	$18,604	$8,235	$—	$4,858	$5,595	$—

Year Ended October 31, 2005:
As previously classified	$57,803	$38,342	$7,662	$12,353	$21,809	$7,876
Reclassifications	4,724	2,938	(7,662)	5,327	2,549	(7,876)

As reclassified	$62,527	$41,280	$—	$17,680	$24,358	$—

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
     In the third quarter of 2006, we changed our estimate of the useful lives used in our capitalized product development policy for platform, math and science products released after the second quarter 2006 from three years to four years on the basis that these products are estimated to have longer useful lives. All other product amortization periods have remained at three years. The effect of the policy change on our third quarter 2006 results was not material, but it could be material in the future as we expect platform, math, and science products to continue to be a significant portion of our capitalized product development spending going forward. There have been no other significant changes to our accounting policies in these areas during the first three quarters of 2006. For a more complete discussion of these policies refer to Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
License agreements
     We have a variety of license agreements for third-party product and content that we license to our customers. During the third quarter of 2006 our cost of subscription revenues was reduced due to changes in estimates of amounts due under former license agreements. This one-time favorable impact increased gross margins for subscription revenue during the quarter and was partially offset by an increase in allocated amortization due to the increased mix of subscription to license revenues.

Stock-Based Compensation
     Effective November 1, 2005, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, we accounted for our stock-based compensation arrangements according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and related interpretations. Accordingly, no related compensation expense was recorded for awards granted with no intrinsic value and the pro forma disclosures required by SFAS 123 were presented in the notes to our consolidated financial statements. See Note 3 for additional stock-based compensation disclosures under FAS 123(R).
     As a result of the adoption of SFAS 123(R), our pre-tax loss and net loss were increased by $235,000 and $1,038,000 for the three and nine months ended July 31, 2006, respectively, and our loss per share for these periods was increased by $0.01 and $0.04, respectively.
     The adoption of SFAS 123(R) is expected to result in pre-tax stock-based compensation expense of approximately $1,300,000 in fiscal year 2006. SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were presented as a component of cash flows from operating activities. Due to our net operating loss position, the adoption SFAS 123(R) had no effect on our cash flows from operations or financing activities for the nine months ended July 31, 2006.
Loss Per Share
     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share. The calculation of diluted loss per share for the periods presented for 2006 and 2005 excluded the effect of approximately 3,164,000 and 3,076,000 potential common shares from the conversion of outstanding options and warrants and restricted common shares, respectively, as they were antidilutive.
New Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement, and disclosure of tax positions that a company has taken or expects to take on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The adoption of Interpretation 48 did not have a material effect on our consolidated financial statements.

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
     In addition to these plans, we also have an Employee Stock Purchase Plan under which employees are entitled to purchase our common stock at a 15% discount to the market price at the beginning or end of the quarterly purchase period as defined in the plan, which ever is lower. In December 2005, we also entered into “Bonus Unit” agreements with certain employees under which these employees are eligible for cash compensation equal to the number of bonus units multiplied by the market price of our common stock on each of October 31, 2006, 2007 and 2008, provided they are employed with us on those dates. At July 31, 2006, a total of 54,000 bonus units were outstanding. As these awards are payable in cash, estimated amounts payable under these agreements are adjusted with changes in the market price of our stock and are classified as a liability in the condensed consolidated balance sheet.
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
     Total stock-based compensation expense recorded for the three and nine months ended July 31, 2006 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31, 2006
Stock options granted prior to the adoption of SFAS 123(R)	$116	$369
Stock options granted after the adoption of SFAS 123(R)	117	510
Restricted stock awards	—	59
Bonus unit agreements	(19)	71
Employee stock purchase plan	21	29

	$235	$1,038

     No income tax benefits were recognized related to this compensation expense due to the full valuation allowance provided on our deferred income tax assets as described in Note 14 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
     Our pro forma net loss and pro forma loss per share for the three and nine months ended July 31, 2005, including pro forma stock-based compensation expense as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, were as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Net loss, as reported	$(311)	$(13,792)
Stock-based compensation expense included in reported net loss	—	39
Stock-based compensation expense determined using the fair value based method for all awards	(547)	(2,052)

Pro forma net loss	$(858)	$(15,805)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.59)

Pro forma	$(0.04)	$(0.68)

     As discussed in our 2005 Annual Report on Form 10-K, on October 25, 2005 our Board of Directors approved the acceleration of vesting on a total of approximately 760,000 options which had an exercise price greater than the market price on that date. The effect of this acceleration was to reduce stock-based compensation expense that would otherwise have been reported in our year-to-date statement of operations by approximately $1,161,000. In addition, under SFAS 123, we accounted for the effect of pre-vesting forfeitures on compensation expense as they actually occurred. Under SFAS 123(R), we are required to apply an estimate of these forfeitures in determining periodic compensation expense. This estimate is applied to all outstanding options, including those issued prior to the adoption of SFAS 123(R). The effect of this required change was to also reduce the amount of expected compensation expense related to options issued prior to November 1, 2005 relative to the amounts that would have been reported under SFAS 123.
     A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (in	Intrinsic
	Outstanding	per Share	years)	Value
Options outstanding at October 31, 2005	2,652	$9.51
Options granted	812	7.65
Options exercised	(88)	6.62
Options forfeited or cancelled	(430)	11.00

Options outstanding at July 31, 2006	2,946	$8.86	5.9	$132

Options exercisable at July 31, 2006	2,068	$9.45	5.4	$132

     The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the nine months ended July 31, 2006 and 2005 was approximately $159,000 and $590,000, respectively. The weighted average fair value of options granted during the nine months ended July 31, 2006 and 2005 was $3.42 per share and $4.18 per share, respectively.
     As of July 31, 2006 the total unrecognized compensation cost related to unvested stock-based compensation arrangements was approximately $2.1 million and the related weighted average period over which it is expected to be recognized is approximately three years.
Note 4. Accounts Receivable
     The components of accounts receivable were as follows (in thousands):

	July 31,	October 31,
	2006	2005
Trade accounts receivable	$21,472	$21,930
Installment accounts receivable	1,439	2,485
Allowance for doubtful accounts	(1,508)	(1,647)

	$21,403	$22,768

     Installment receivables to be billed one year from the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $59,000 at July 31, 2006 and $132,000 at October 31, 2005.

     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the third quarter is as follows (in thousands):

	2006	2005
Balance, beginning of fiscal year	$1,647	$2,712
Provision for doubtful accounts (included in general and administrative expenses):
Three months ended January 31	227	305
Three months ended April 30	108	369
Three months ended July 31	(171)	617
Write-offs of doubtful accounts, net of recoveries	(303)	(537)

Balance, July 31	$1,508	$3,466

Note 5. Inventories
     Supplemental information regarding our inventories is as follows (in thousands):

	July 31,	October 31,
	2006	2005
Third-party hardware	$813	$1,779
Media, documentation, and packaging materials	1,212	2,247

	$2,025	$4,026

Note 6. Product Development Costs
     A reconciliation of capitalized product development costs for the period ended July 31, 2006 is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2005	$29,142	$(14,389)	$14,753
Capitalized internal product development costs	10,665	—	10,665
Purchased product development	3,000	—	3,000
Write-off of fully amortized costs	(6,881)	6,881	—
Amortization of product development costs	—	(5,443)	(5,443)

Balance, July 31, 2006	$35,926	$(12,951)	$22,975

     Purchased product development represents non-refundable amounts paid under a revised license agreement, signed in the second quarter of 2006, for software used in one of our subscription products. The amount is being amortized on a straight-line basis through April 2008.

Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill from October 31, 2005.
     Identified intangible assets subject to amortization, resulting from our previous acquisitions, were as follows (in thousands):

	July 31, 2006			October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Acquired technology	$23,029	$(17,549)	$5,480	$23,029	$(16,645)	$6,384
Trademarks and tradenames	3,680	(2,567)	1,113	3,680	(2,036)	1,644
Customer relationships and lists	21,100	(8,899)	12,201	21,100	(6,644)	14,456
Noncompete agreements	1,000	(1,000)	—	1,000	(979)	21

	$48,809	$(30,015)	$18,794	$48,809	$(26,304)	$22,505

     Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Amortization of intangible assets included in:
Cost of revenues	$301	$796	$904	$2,904
Operating expenses	905	1,075	2,807	3,247

	$1,206	$1,871	$3,711	$6,151

     The estimated future amortization expense for the identified intangible assets presented above is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
Remainder of 2006	$301	$904	$1,205
2007	1,206	3,529	4,735
2008	1,206	3,105	4,311
2009	1,069	2,829	3,898
2010	647	2,829	3,476
Thereafter	1,051	118	1,169

	$5,480	$13,314	$18,794

     The future amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

Note 8. Debt
     Our revolving loan agreement with Wells Fargo Bank, N.A., which provided for a maximum $12.5 million line of credit, expired January 31, 2006. There were no borrowings outstanding at January 31, 2006 or October 31, 2005.
Note 9. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	July 31,	October 31,
	2006	2005
License fees	$2,825	$4,476
Subscriptions	16,643	12,546
Services and other	19,650	23,409

Total	39,118	40,431
Less: long-term amounts	(7,440)	(5,213)

Current portion	$31,678	$35,218

Note 10. Commitments and Contingent Liabilities
     As previously disclosed in Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005, Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. On April 1, 2005, the complaint was dismissed with prejudice, and all subsequent plaintiff motions and appeals to date have been denied or rejected, the latest of which occurred on July 10, 2006. We continue to believe this lawsuit is without merit; however, we can give no assurance as to its ultimate outcome.

Note 11. Restructuring and Other Charges
     Restructuring and other charges primarily include severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. These charges are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Restructuring charges:
Severance and related benefits for U.K. headcount reduction	$—	$—	$—	$452
Severance and related benefits for U.S. headcount reduction	23	118	264	417
U.K. facility closure liabilities	—	—	—	313
Other	(2)	70	96	162

	21	188	360	1,344
Other charges:
Executive officer changes	—	—	—	1,595
Other	—	12	—	182

	$21	$200	$360	$3,121

     In the first nine months of 2006, we have reduced additional positions in the United States as a continuation of the restructuring activities initiated in October 2005. For more information on these activities and the restructuring and other charges incurred in 2005, refer to Note 13 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
     The restructuring reserve activity was as follows (in thousands):

	Severance
	and related	Facility
	benefits	closings	Other	Total
Reserve balance at October 31, 2005	$1,598	$177	$401	$2,176
Provision for restructuring	264	43	53	360
Cash payments	(1,791)	(163)	(129)	(2,083)
Other	—	—	(15)	(15)

Reserve balance at July 31, 2006	$71	$57	$310	$438

Note 12. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net loss	$(1,791)	$(311)	$(10,887)	$(13,792)
Unrealized gains on available for sale securities	(3)	2	(1)	54
Reclassifications to net loss of previously unrealized gain on available-for-sale securities	(34)	—	(20)	—
Foreign currency translation adjustments	6	(684)	(63)	(386)

Total comprehensive loss	$(1,822)	$(993)	$(10,971)	$(14,124)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,046,000 and $962,000 at July 31, 2006 and October 31, 2005, respectively.

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
     In the third quarter of 2006, we changed our estimate of the useful lives used in our capitalized product development policy for platform, math and science products released after the second quarter 2006 from three years to four years on the basis that these products are estimated to have longer useful lives. All other product amortization periods have remained at three years. The effect of the policy change on our third quarter 2006 results was not material, but it could be material in the future as we expect platform, math, and science products to continue to be a significant portion of our capitalized product development spending going forward. There have been no other significant changes to our accounting policies in these areas during the first three quarters of 2006. For a complete discussion of these policies refer to Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.

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
     Revenue. We are strategically transitioning our business model from one that emphasized the sale of one-time perpetual licenses to our software, for which revenue is typically recognized up-front upon delivery, to one that emphasizes the sale of subscription-based products, for which revenue is recognized over the subscription period. As a result, this transition will affect the comparability of our revenues from period to period until it is complete. The transition became most evident in the third quarter of 2006 when many of our new subscription-based products became available. As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable and predictable.
     Until our transition to subscription-based products is closer to completion, a significant portion of our revenues will continue to be derived from perpetual licenses to our software products. These revenues are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of individual license fee transactions can have a significant impact on revenues in a period. In addition, as is common in the software industry, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
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
Overview of Financial Results
     Our financial results for the third quarter of 2006 reflect our planned transition from selling our software products on a perpetual license basis to a subscription basis. U.S. sales orders (excluding orders from our U.K. operation which was significantly downsized over the last year) for the third quarter of 2006 were $34.4 million, representing a 6% increase over the third quarter of 2005. The mix of these orders, however, shifted significantly from perpetual license products, for which revenues are typically recognized up-front upon delivery, to subscription products, for which revenue is recognized over the subscription period. Perpetual license orders in the third quarter declined 23% from $17.1 million in 2005 to $13.2 million in 2006. Subscription orders, on the other hand, more than doubled from $5.2 million in 2005 to $10.9 million in 2006. As a result of this shift in product mix our total revenues declined in the third quarter from $31.2 million in 2005 to $23.5 million in 2006 despite the increase in total orders.
     As discussed above under “General Factors Affecting Our Financial Results”, a substantial portion of our costs are fixed in nature which results in revenue declines having a significant effect on our net operating results. However, cost control actions we’ve taken over the past 12 months have mitigated the effect of the revenue decline on our operating results, with our third quarter net loss increasing only $1.5 million, from $0.3 million to $1.8 million, despite a $7.8 million decline in revenue.
     As discussed in earlier reports on Form 10-Q in 2006, we experienced lower than expected productivity in our sales organization in the first half of the year due to factors associated with changes in our product strategy and significant voluntary and involuntary turnover in our sales organization late in 2005. These factors include hiring and training of new account managers, new product training for all account managers, and establishing customer relationships in new target markets. During the third quarter 2006 we made significant progress in addressing these factors and expect sales organization productivity to continue to improve.

     Also contributing to our order growth in the third quarter was the release of three significant new products during this period:
•	Straight Curve Mathematics for grades 3-5 is the first product in our new Straight Curve product line. Straight Curve is aimed at on-grade-level and advanced instruction that is teacher directed in the classroom to supplement textbook coverage of concepts that are most difficult for teachers to teach and students to learn. Straight Curve Mathematics provides in-depth lessons for grades 3-5 in complex areas, including fractions, decimals, measurement, probability, and problem solving.

•	The expansion of our PLATO Courses product line. PLATO Courses are self-paced, whole-course solutions for granting credit in an online, alternative learning environment.

•	The release of PLATO Learning Environment (PLE) which integrates key aspects of the educational process including managing and delivering online courses and instructional content, assessing student progress and prescribing individualized instruction, managing national and state standards, and reporting and analyzing data.
     We expect the continued productivity improvements in our sales organization and new product introductions to result in increased order growth in the fourth quarter of 2006 over the $33.1 million achieved in 2005. We also expect orders to continue to be more heavily weighted toward subscription license products. Accordingly, order growth is not expected to result in revenue growth, with fourth quarter revenues expected to be in the range of $24.0 million to $29.0 million compared to $33.7 million in 2005. However, the increase in orders is expected to result in the growth of deferred revenue and cash and marketable securities balances from the third quarter of 2006.
     Operating results for the fourth quarter are expected to range from a net loss, excluding restructuring and other charges, of ($2.5) million to net earnings, excluding restructuring and other charges, of $1.5 million. Actual results, however, could vary significantly from these estimates, depending on the level of orders and the mix of subscription and perpetual license orders actually booked. This mix is difficult to predict as we transition toward subscription products.
     This lack of predictability of product order mix during this transition period is one of several risks and uncertainties we continue to face in our business. Achieving our outlook for the balance of 2006 is dependent on continued improvements in the productivity of our sales force and on the success of our new products, both of which involve risk and uncertainty. We also face other risks and uncertainties in our business as discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
Revenues
     See Note 1 to condensed consolidated financial statements for discussion of the reclassification of certain revenues and related cost of revenues previously reported as “other” in our statements of operations.

     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
U.S. Sales Order Information (in thousands)

	Three Months Ended		Percent	Nine Months Ended		Percent
	July 31,		Increase	July 31,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Order Value:
License fees	$13,219	$17,087	(22.6%)	$28,417	$42,229	(32.7%)
Subscriptions	10,932	5,224	109.3%	16,319	10,226	59.6%
Services	10,226	10,080	1.4%	21,972	22,598	(2.8%)

	$34,377	$32,391	6.1%	$66,708	$75,053	(11.1%)

Percent of Total Order Value:
License fees	38%	53%		43%	56%
Subscriptions	32%	16%		24%	14%
Services	30%	31%		33%	30%

	100%	100%		100%	100%

Orders Greater Than $100,000

	Three Months Ended		Percent	Nine Months Ended		Percent
	July 31,		Increase	July 31,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Number	50	50	—	95	108	(12.0%)
Value ($000)	$10,136	$11,079	(8.5%)	$19,507	$26,613	(26.7%)
Average Value ($000)	$203	$222	(8.6%)	$205	$246	(16.7%)
Revenue By Category (in thousands):

	Three Months Ended		Percent	Nine Months Ended		Percent
	July 31,		Increase	July 31,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
License fees	$11,689	$18,604	(37.2%)	$27,658	$45,905	(39.7%)
Subscriptions	4,373	4,400	(0.6%)	12,783	13,450	(5.0%)
Services	7,394	8,235	(10.2%)	26,476	28,768	(8.0%)

	$23,456	$31,239	(24.9%)	$66,917	$88,123	(24.1%)

     Total sales orders in the quarter were $34.4 million, an increase of 6% over the same period last year. However, the mix of orders shifted significantly from perpetual license products for which revenue is typically recognized up-front upon delivery, to subscription products for which revenue is recognized over the subscription period. As a result, total third quarter revenues declined 24.9% to $23.5 million, from $31.2 million for the same period in 2005.

     License fees revenues in the third quarter of 2006 declined by $6.9 million from the same period last year due to the decrease in the mix of perpetual license orders as discussed above, and to a lesser degree, the deferral of revenue on certain license orders which contained extended payment terms. Subscription revenues were comparable to the same period in 2005 as the increase in subscription orders was back-end loaded in the quarter and significantly attributable to new products released late in the quarter. Service revenues declined $0.8 million, or 10%, due to a decline in professional services revenues resulting from lower order volumes in the first half of the year and to a decline in installation services which are closely tied to license order volume. Partially offsetting these declines was an increase in software support revenues reflecting improved pricing and increased renewal rates during that last half of fiscal year 2005. As we transition to a higher proportion of subscription products we expect software support revenues, which relate only to perpetual license products, to decline.
     For the first nine months of 2006, total revenues declined 24.1% to $66.9 million. In addition to the effect of the shift in order mix in the third quarter, lower order volumes in the first half of 2006 compared to 2005 also contributed to the decline. This decline reflected the early stages of the significant transitions we continue to manage in our business including a new sales organization, new products, new subscription licensing programs, new customer markets, and new business processes.
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
     The following tables summarize the percentage of total revenue, and the gross margin for each revenue category to aid in the understanding of our discussion and analysis of gross margin:
Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Revenue Category	2006	2005	2006	2005
License fees	49.8%	59.6%	41.3%	52.1%
Subscriptions	18.6%	14.1%	19.1%	15.3%
Services	31.5%	26.4%	39.6%	32.6%

Total	100.0%	100.0%	100.0%	100.0%

Gross Margin Percentage

	Three Months Ended July 31,			Nine Months Ended July 31,
			Increase			Increase
Revenue Category	2006	2005	(Decrease)	2006	2005	(Decrease)
License fees	65.3%	73.9%	(8.6%)	64.9%	70.6%	(5.7%)
Subscriptions	64.8%	59.5%	5.3%	49.7%	53.6%	(3.9%)
Services	43.5%	32.1%	11.4%	49.3%	33.4%	15.9%
Total	58.4%	60.8%	(2.4%)	55.8%	55.8%	.0%
     Total gross margin decreased to 58.4% for the third quarter of 2006, from 60.8% for the same period in 2005. This decrease primarily reflects the decrease in higher margin license fees.

     The 8.6 percentage point decline in license fees gross margin in the third quarter was due primarily to the decline in license fees revenues, which have low variable costs and a $0.3 million inventory valuation adjustment related to certain inventory components, partially offset by cost and price discounting controls and reduced product cost amortization. The reduction in amortization is due to impairment charges on the related assets recorded in the fourth quarter 2005, and to a reduction in the portion of these costs allocated to license revenues due to the lower mix of license fees to subscriptions revenues.
     Subscription margin for the third quarter of 2006 increased 5.3 percentage points to 64.8%. The increase is due primarily to lower royalty expenses in the quarter resulting from a reduction in previously estimated amounts due under former agreements, partially offset by an increase in the amount of amortization allocated to subscription revenues due to the increased mix of subscription to license revenues. The release of new subscription products in the third quarter will result in an increase in amortization expense charged to cost of subscription revenues, reducing full year subscription gross margins to approximately 45% to 50%.
     The improvements in service gross margins in the third quarter were driven by higher productivity resulting from 2005 restructuring activities in our services organization, and to a lesser degree, by the increase in software support revenues which have very little incremental costs.
     Total gross margin was 55.8% for both the 2006 and 2005 year-to-date periods. The gross margin effect of the decline in higher margin license revenue was offset by a reduction in amortization of product development costs and purchased intangible assets and increased productivity in our professional services organization. Year-to-date amortization of capitalized product development costs and technology-related purchased intangible assets charged to license fees and subscription cost of revenue declined approximately $2.1 million from 2005 as a result of impairment charges on the related assets in the fourth quarter of 2005.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items to aid in the understanding of our discussion and analysis of our operating expenses:

	Percentage of			Percentage of
	Total Revenue		Percent	Total Revenue		Percent
	Three Months Ended		Increase	Nine Months Ended		Increase
	July 31,		(Decrease)	July 31,		(Decrease)
	2006	2005	in Amount	2006	2005	in Amount
Sales and marketing	40.7%	36.9%	(17.2%)	43.1%	43.4%	(24.6%)
General and administrative	17.3%	16.5%	(20.9%)	19.5%	16.1%	(8.2%)
Product maintenance and development	5.2%	3.9%	(1.4%)	5.9%	4.4%	1.4%
Amortization of intangibles	3.9%	3.4%	(15.9%)	4.2%	3.7%	(13.6%)

Operating expenses excluding restructuring and other charges	67.1%	60.7%	(17.1%)	72.7%	67.6%	(18.4%)
Restructuring and other charges	0.1%	0.6%	(89.5%)	0.5%	3.5%	(88.5%)

Total operating expenses	67.2%	61.3%	(17.9%)	73.2%	71.1%	(21.9%)

     Total operating expenses in 2006 declined approximately 18% in the third quarter and 22% in the year-to-date period from the same periods in 2005 due primarily to lower sales and marketing expenses. Operating expenses in 2006 include stock-based compensation expense of $0.2 million and $1.0 million in the third quarter and year-to-date periods, respectively.

     Sales and marketing expenses decreased 17.2%, or $2.0 million from the third quarter of 2005 to the third quarter of 2006, and 24.6%, or $9.4 million, from the first nine months of 2005 to the first nine months of 2006. These declines reflect the reorganization and cost reduction activities we initiated in 2005, and to lower variable compensation costs due to lower revenue.
     General and administrative expense declined $1.1 million, or 20.9% in the third quarter of 2006 compared to 2005 due primarily to a decrease in the provision for bad debts as a result of lower revenues and improved credit and collection policies. As a result of improvements in the quality of our receivables, we reduced our allowance for doubtful accounts by $0.4 million in the third quarter of 2006. The effect of the increase in stock-based compensation from 2005 to 2006 was largely offset by a reduction in the provision for cash-based incentive compensation plans due to our overall lower financial performance in the third quarter. The decrease in general and administrative expenses on a year-to-date basis was less significant as the increase in stock based compensation had a larger offsetting impact to other cost declines.
     Restructuring and other charges primarily include severance costs for headcount reductions, committed costs of vacated facilities, and costs paid to terminated executive officers under employment agreements. In the first nine months of 2006, we have reduced additional positions in the United States as a continuation of the restructuring activities initiated in October 2005. For more information on these activities and the restructuring and other charges incurred in 2005, refer to Note 13 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2005.
Interest Income
     Other income and expense consists primarily of interest income on our cash and cash equivalent balances. The increases in interest income from 2005 to 2006 in both the year-to-date and third quarter periods reflect an increase in investment yields due to the general rise in interest rates over these periods.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At July 31, 2006, cash and cash equivalents were $30.2 million, a decrease of $16.7 million from October 31, 2005. Approximately $13.7 million of this decrease represents investments made in internal and purchased product development in the first nine months of 2006, reflecting the introduction of new products that began in the third quarter of 2006 and will continue into 2007. The balance of the decrease is due primarily to capital expenditures of $1.7 million and net purchases of marketable securities of $1.3 million, slightly offset by net proceeds from the issuance of common stock. Cash flow used in operations for the year-to-date period was $0.6 million reflecting previously discussed year-to-date lower sales order volumes which have resulted in operating losses, offset by non-cash expenses, and net unfavorable changes in non-cash working capital components.
Working Capital and Liquidity
     At July 31, 2006, our principal sources of liquidity were cash and cash equivalents of $30.2 million, short-term investments of $1.5 million and net accounts receivable of $21.4 million. Working capital, defined as current assets less current liabilities, was $14.4 million at July 31, 2006 and $25.4 million at October 31, 2005. This $11.0 million, or 43% decrease in working capital is primarily attributable to the decline in cash and cash equivalents of $16.7 million as discussed above. This decline was offset by a $5.0M decline in accounts payable, accrued compensation, and accrued liabilities reflecting payments of amounts accrued at October 31, 2005, including year-end incentive compensation, which also declined as of July 31, 2006 due to financial performance which was below expectations in the first nine months of 2006. Net accounts receivable and deferred revenue balances were comparable at these dates.
     Our revolving loan agreement with Wells Fargo Bank, N.A., which provided for a maximum $12.5 million line of credit, expired on January 31, 2006. Negotiations are in progress to replace this agreement.
     Our future liquidity needs will depend on, among other factors, the timing and extent of product development expenditures, order volume, the timing and collection of receivables, and expenditures in connection with possible acquisitions or stock repurchases. From time to time, we evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future. We believe that existing cash and marketable securities balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty and software license agreements, and capital lease obligations. In addition, any future borrowings under any revolving loan agreement as discussed above would require future use of cash. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2005 for a table showing our contractual obligations. As discussed in Note 10 to Condensed Consolidated Financial Statements in our second quarter 2006 Form 10-Q, we entered into a revised agreement for the license of software used in one of our subscription products. We have paid non-refundable license fees under this agreement totaling $3.0 million. Other than this agreement, there were no significant changes to our contractual obligations during the nine months ended July 31, 2006.
     At July 31, 2006, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of July 31, 2006.
Fiscal Year 2006 Outlook
     Our outlook for the full year 2006 has changed from the outlook we provided in our Form 10-Q for quarter ended April 30, 2006 primarily as a result of a more rapid acceleration in the mix of subscription orders to total orders than previously anticipated. Sales orders in the fourth quarter are expected to exceed the fourth quarter 2005 amount of $33.1 million. However, the increase in the mix of subscription orders from perpetual license orders is expected to result in fourth quarter revenues in the range of $24.0 million to $29.0 million compared to $33.7 million in 2005. The increase in orders is also expected to result in the growth of deferred revenue and cash and marketable securities balances during the fourth quarter from the end of the third quarter of 2006. Operating results for the fourth quarter are expected to range from a net loss, excluding restructuring and other charges, of ($2.5) million to net earnings, excluding restructuring and other charges, of $1.5 million. Actual results, however, could vary significantly from these estimates, depending on the level of orders and the mix of subscription and perpetual license orders actually booked. This mix is difficult to predict as we transition toward subscription products.
     We will continue to look for cost reduction opportunities to lower the Company’s expected net loss for the year and may incur restructuring costs in addition to the less than $1.0 million we discussed in our previous outlook. We also continue to see a unique window of opportunity to expand our product portfolio and become a dominant supplier of e-learning solutions in the marketplace. Our product development investments continue to be on track, but better than expected productivity has resulted in lower than anticipated spending. We will continue to aggressively pursue our product strategy, but the productivity gains in our product development process make it unlikely that we will incur the full $10.0 million increase in product development spending in 2006 over 2005 as previously planned.
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
Interest Rate Risk
     At July 31, 2006, our only debt consisted of capital lease obligations at fixed interest rates.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As previously disclosed in this Item 1 in our Annual Report on Form 10-K for the year ended October 31, 2005, Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), are defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. pending in the United States District Court for the Southern District of New York. The complaint alleges that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. On April 1, 2005, the complaint was dismissed with prejudice, and all subsequent plaintiff motions and appeals to date have been denied or rejected, the latest of which occurred on July 10, 2006. We continue to believe this lawsuit is without merit; however, we can give no assurance as to its ultimate outcome.
ITEM 1A. RISK FACTORS
     Our business is subject to a number of risks and uncertainties, which are discussed in detail in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
Exhibit Number and Description
10.11	Form of Indemnification Agreement.

10.28	PLATO Learning, Inc. 1993 Employee Stock Purchase Plan (As Amended by the Second Amendment).

31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC.	By	/s/ MICHAEL A. MORACHE
September 11, 2006		Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ LAURENCE L. BETTERLEY Laurence L. Betterley
Senior Vice President and Chief Financial Officer
(principal financial officer)