Form 10-K
period 2006-10-31
PLATO LEARNING INC
filed 2007-01-12
CIK 893965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
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
Common Stock, Par Value $.01
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant, as of April 28, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $237,000,000.
The number of shares of the Registrant’s common stock, par value $.01, outstanding as of December 31, 2006 was 23,756,622 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 21, 2007 (the “2007 Proxy Statement”) are incorporated by reference in Parts II and III.

PLATO LEARNING, INC.
Form 10-K
Fiscal Year Ended October 31, 2006

PART I
ITEM 1. BUSINESS
Overview
          PLATO Learning, Inc. is a leading provider of computer and web-based instruction, curriculum planning and management, assessment, and related professional development and support services to K–12 schools. We also provide these products and services to two- and four-year colleges, teacher education programs, correctional institutions, and military education programs. We benefit from our 42-year heritage and proven track record of student achievement based on our award-winning instructional solutions. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) and Reading First federal legislation, as well as U.S. Department of Education initiatives on mathematics and science, special education, and ensuring teacher quality. We also offer online and onsite staff professional development, alignment, and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
          Our research-based courseware library includes thousands of hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, and social studies. Our web-based assessment and alignment tools ensure that instruction is differentiated and targeted and that curriculum is aligned to local, state, provincial, and national standards. Educators are able to identify each student’s instructional needs and prescribe an individual learning program using PLATO Learning courseware and assessments, educational web sites, and the school’s own textbooks and other core and supplemental instructional materials. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents, students, teachers, and administrators in the learning process.
          We operate our principal business in one industry segment, which is the development and marketing of educational software and related services.
Market
          Based on the most recent market data from Simba Information, the U.S. market for electronic instructional materials, particularly K–12 courseware products was $1.79 billion in 2005, an increase of 6.3% over 2004. Comprehensive courseware is now the fastest growing segment of the electronic materials market. The supplemental materials market has been reported by Education Market Research at $2.205 billion growing at an annual rate of 6.8%. Further, by 2008, Simba also reports that school districts will spend over $640 million on low-stakes formative assessment for the classroom with a combined annual growth rate of 20.4%. Growth in this market will be fueled over the next few years by an increasing emphasis on quality of education at local, state, and national levels and the increase in assessment requirements for grades 3 through 8.
          Schools have largely met the infrastructure and hardware goals that drove their technology purchases five years ago. Ninety-nine percent of the nation’s K-12 public schools have Internet access, 84% have high-speed Internet access, wide area networks (WANS) have become widespread with 79% of all schools connected, and local area networks (LANS) are found in 96% of schools, according to Market Data Retrieval’s Technology in Education report. Increasingly, our customers are turning to computer-aided and web-based methods of instruction as a complement or supplement to their instructor-led programs due to the flexibility, cost-efficiency, and demonstrated effectiveness of e-learning products.
          The post-secondary market is one of the strongest in the education industry due to increasing student enrollments, the growth in online education, and the need for basic skills remediation prior to the pursuit of college-level coursework. The National Center for Educational Statistics reports that 28 percent of college freshmen need remedial coursework in mathematics, reading, or writing, as do 42 percent of freshmen at community colleges. According to MIR College Textbook National Market Reports, the potential dollar value of the market for developmental mathematics instructional materials is $151 million. Total post-secondary spending on academic software is expected to be $637 million in 2006 according to The College Technology Review (2004-05, Market Data Retrieval).
Products
          Customers use our products to:
•	ensure that NCLB requirements for “adequate yearly progress” are met;

•	support schools’ needs for curriculum aligned to local, state, and national standards;

•	assess and identify individual student instructional needs and prescribe a personalized course of instruction;

•	develop foundational reading and mathematics skills;

•	complement instructor-led education and focus on difficult subject matter;

•	supplement classroom learning and provide additional instruction and practice;

•	monitor and report on student learning progress in relation to local, state, provincial, and national academic standards;

•	prepare students for standards-based and high-stakes state examinations;

•	develop teacher skills and abilities to align instructional time to standards and guide instructional decisions to increase classroom effectiveness;

•	assist learners in community, technical, and four-year colleges in meeting their college-level reading, mathematics, and writing skills;

•	prepare adult students to complete high-school graduation and GED requirements;

•	support adult learners in job training programs and workplace training; and,

•	provide support for skill development in youth and adult correctional education programs.
PLATO® Instructional Solutions
          PLATO Learning courseware is appropriate in context and learning style for learners on grade level, as well as for learners in remedial or advanced programs. Our courseware employs sophisticated interactive simulations, online coaching, and advanced multimedia and graphics to create an engaging and exciting learning environment that fosters critical-thinking skills. The research-based instructional strategy, design, and modular structure of the courseware allow educators to provide personalized instruction to meet both individual student needs and specific program objectives.

          Our courseware is recognized for its rigorous academic content, instructional integrity, innovative instructional design, and ability to captivate, engage, and motivate students. As in past years, leading industry associations and publications recognized our products in multiple categories, receiving 13 awards in 2006.
          We regularly update our instructional content library and continually develop new products to extend and enhance our product and solution offerings. The majority of our products have been developed or updated within the last five years. In 2006, we introduced several new products and initiatives, including PLATO® Courses, a series of semester-long online courses for middle and high school learners; PLATO® Exam Interventions, learning paths aligned to state-specific high-stakes exit exams; and Straight Curve™ Mathematics Series 2, the inaugural product in our new product line for supplemental, on-grade-level and advanced instruction.
Curriculum Management and Content Delivery Platforms
          The PLATO Learning Environment™, the PLATO® Web Learning Network, and the PLATO® Pathways Learning Management System provide curriculum management infrastructure and a platform for delivering our content and assessment solutions in web-based or LAN/WAN/stand-alone environments.
          The PLATO Learning Environment, introduced in July 2006, provides a unified, easy-to-use curriculum management system and content delivery platform, which is delivered using an Application Service Provider (“ASP”) model over the Internet. In addition to delivering our instructional content, this system efficiently manages every activity that impacts student achievement and increases staff productivity by integrating functionality in the critical areas of planning, instruction, assessment, data management, reporting, and communication.
          The PLATO Web Learning Network is the technological predecessor to the PLATO Learning Environment and is also delivered via the web in an ASP model. This management system offers the same targeted, personalized instruction keyed to program goals, as well as high-quality instructional content and essential student management services. PLATO Pathways is an easy-to-use software program and versatile educational tool that integrates assessment, instruction, and management for the LAN/WAN/stand-alone environment.
          PLATO Learning software is configured for computers using Microsoft and Macintosh operating systems. There are multiple ways in which our software can be delivered, including over the Internet, client-hosted intranet and our customers’ local area network.
Accountability and Assessment Solutions
          PLATO Learning’s Accountability and Assessment Solutions, sold on an annual or multi-year subscription basis, are aligned to state and national performance standards and consist of the PLATO Learning Environment™, PLATO® Orion Curriculum & Standards Integrator, and PLATO® eduTest Assessment. They are designed to analyze student performance and suggest personalized learning options based on a school’s textbooks and other resources, the PLATO Learning Environment database of web sites, and PLATO Learning courseware. Local and state performance indicators are incorporated into daily lessons, and student assignments are made based on those indicators using lesson plans and templates. PLATO eduTest Assessment also provides an item and test authoring web tool that allows a school district to edit our assessments or create their own to satisfy additional needs in specific subjects, grades, and languages. There are also assessment solutions for GED preparation and for teacher and paraprofessional certification. PLATO eduTest provides classroom benchmark and formative assessment via a web-delivered platform.

          PLATO Learning Accountability and Assessment Solutions help educators tailor their curriculum to the needs of each individual student and address the requirements of local, state, and federal accountability legislation, as well as programs such as Title I and special education. They also address the challenging issues of data-driven decision making and continuous school improvement planning identified in the NCLB legislation. To help educators and parents keep effective records of student progress, the system creates online reports for every student. In addition, educators can view individual student reports and class performance data, while administrators can view data by class, school, or district.
Services
          PLATO® Services ensure that customers receive the consultation, training, and services needed to successfully implement their PLATO Learning system and integrate educational technology into their day-to-day teaching and learning environment. Our skilled consultants work with schools to develop customized staff development plans that are tied to standards and/or a school’s unique accountability and assessment needs. To help schools meet their accountability mandates and the goals of their school improvement plans, we offer services in three areas:
•	PLATO® Professional Services, for immediate in-service and long-range professional development needs;

•	PLATO® Software Services, for pre- and post-implementation technical and software support, including telephone and web-based support;

•	PLATO® Data Services provide correlation of instructional content to local, state, provincial, and national standards, ensure data is efficiently entered, and assist in accessing and utilizing assessment data to make informed instructional decisions.
          Schools are offered a choice of delivery schedules so that staff development can take place at times convenient to them throughout the school year and throughout the school day, after school and during planning time, for large or small groups, and one-on-one. Schools are able to minimize the expense and inconvenience of bringing in substitute teachers while their staff attends in-service training. The PLATO Professional Service model is built on the recommended staff development standards of the National Staff Development Council.
Support Services and Customer Care
          Our field engineers and technicians provide onsite implementation and specialized technical consulting to those customers who desire to supplement their technical staff. Our customers can access our product specialists and software analysts to answer questions or solve problems with their PLATO Learning software. Support is available via a toll-free telephone number, e-mail, and the PLATO Support web site. Through PLATO® Support Services customers also receive updates and enhancements to their PLATO Learning software.
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

Strategy
          Our strategy is to be the premier provider of integrated, technology-delivered teaching and learning solutions for K–12 and post-secondary markets by providing a broad range of interactive, multimedia educational courseware tied to standards, delivered over the Internet, to serve the needs of teachers and learners in K–12 and post-secondary markets. Critical elements of our strategy include:
•	designing products that are easy for educators to use in the classroom and meet specific instructional needs and applicable academic standards using the design and structural advantages inherent in our proprietary software;

•	building best-of-class, structured business processes and competencies as competitive advantages;

•	expanding sales of instructional management, assessment, math, science, and reading courseware and professional services, including subscription-based products, that generate higher profit margins, more stable and predictable financial results, and greater growth opportunities;

•	building the PLATO Learning brand to promote the attributes of innovation, ingenuity, and a passionate commitment to education while differentiating from the competition as an integrated solution provider with a superior offering;

•	building our products to claim a leadership position in the elementary and secondary school markets;

•	targeting NCLB, Reading First, Title I, teacher quality, and special education funds that are highly appropriate for our products and services; and,

•	addressing the needs for learner preparation to meet college-level standards and for GED and employability skills development in adult education and job training.
Sales and Marketing
          Our sales and marketing efforts are designed to expand market share in our core markets and reinforce our reputation for product quality, service, and customer satisfaction. We target potentially large and growing market segments to which existing and future products and services can be sold.
          Our sales channel is primarily made up of direct sales and inside sales. We also utilize strategic sales resources, distributors, and a reseller network using e-commerce, catalogs, and a comprehensive Internet web site (www.plato.com).

Competition
          In all of our markets, we compete primarily against more traditional methods of education and training, principally live classroom instruction and print supplemental materials. Within the e-learning market, we compete most directly with other learning system providers, including divisions within Pearson plc, McGraw-Hill Macmillan, Scholastic, WRC Media, Houghton Mifflin Riverdeep Group plc and Renaissance Learning. Generally, WRC Media’s Compass Learning competes in the elementary market and McGraw-Hill Macmillan in the adult and college markets. Pearson and Houghton Mifflin Riverdeep each offers a K–12 line of products. In the post-secondary education and training markets there are many regional and specialized competitors. We also compete with companies providing single-title retail products, software publishers, and Internet content and service providers.
          We compete primarily on the basis of the breadth, depth, and recognized quality of our courseware and services, as well as our ability to deliver flexible, timely, cost-effective, and customized solutions to the education and training needs of our customers. We believe our stability, longevity, record of student improvement, and product development capabilities also differentiate us from the competition. Based on our experience, we believe that these are key factors that buyers use in evaluating competitive offerings.
Product Development
          Our product development group develops, enhances, and maintains our courseware, assessment, instructional management software, and delivery system platforms. We utilize both domestic and offshore resources. In fiscal year 2006 approximately 40% of our total product development spending was incurred offshore.
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
Proprietary Rights
          Our courseware is proprietary and we protect it primarily under a combination of the laws of copyrights, trademarks, and trade secrets. We also utilize license agreements, employment agreements, employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. We regard many of our intellectual property rights as essential to our business and enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action.

          In 1989, Control Data assigned to us the registered copyrights in the then-existing PLATO courseware. We rely on the laws of copyright to protect all versions of PLATO courseware and software, but in many instances have not registered our copyrights. Our courseware also contains certain copyrighted material that we have acquired through various acquisitions. In addition, we license a limited amount of software from third-party developers to incorporate into our courseware and software products.
          We own and maintain numerous federal registrations of various trademarks and service marks, including, but not limited to, the PLATO, Straight Curve, CyberEd, NetSchools, Lightspan, Academic Systems, and eduTest marks in the United States and in other countries that are important to our business.
          We have a number of technological mechanisms to prevent or inhibit unauthorized copying of our software products and generally require the execution of a written license agreement, which restricts use and copying of our courseware and software products.
Backlog
          Our deferred revenue was approximately $41.8 million and $40.4 million at October 31, 2006 and 2005, respectively. At October 31, 2006, we expect approximately $8.1 million of our deferred revenue to be recognized subsequent to fiscal year 2007. These deferred revenue balances exclude amounts that we expect to earn in the future from a U.S. Department of Navy contract, and customer orders of approximately $0.4 million that have not met certain revenue recognition criteria and are not yet billable to customers.
Seasonality
          Our quarterly operating results fluctuate as a result of a number of factors including the business and sales cycle, the amount and timing of new product introductions, client spending patterns, budget cycles and fiscal year ends, and promotional programs, as well as the mix of perpetual license fee and subscription product sales. We historically have experienced our lowest revenues in the first quarter and higher levels of revenues in each of the next three quarters. Because of these factors, the results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.
Employees
          As of October 31, 2006, we had approximately 540 employees. We also contract with offshore resources in the development of new products. We have never experienced a work stoppage as a result of a labor dispute, and none of our employees are represented by a labor organization.
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
Forward-Looking Statements
          In addition to historical information, this Form 10-K contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Forward-looking statements include, among others, our ability to improve the productivity of our sales organization, our expectations for order growth in 2007, our expectation that we will achieve profitability in 2008 and other statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effect of restructuring activities on our ability to achieve long-term growth, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
Risks Relating to Our Industry
We derive a substantial portion of our revenues from public school funding, which is dependent on support from federal, state, and local governments. Changes in funding for public school systems could reduce our revenues and impede the growth of our business.
          The availability of funding to purchase our products is subject to the many factors that can affect government funding, including downturns in general economic conditions, which reduce government tax revenues and may affect education funding, emergence of other priorities that can divert government funding from educational objectives, periodic changes in government leadership that can change spending priorities, and the government appropriations process, which is often slow and unpredictable.

          In some instances, customers rely on specific funding appropriations to purchase our products. Curtailments, delays, or reductions in this funding can delay or reduce revenues we had otherwise forecasted to receive. In addition, funding difficulties experienced by schools or colleges can cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers.
          The growth of our business depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems can slow this type of investment and adversely affect our revenues and market opportunities.
Competition in our industry is intense and growing, which could adversely affect our performance.
          Our industry is intensely competitive, rapidly evolving, and subject to technological change. We compete primarily against organizations offering educational and training software and services, including comprehensive curriculum software publishers, companies providing single-title retail products, and Internet content and service providers. Some of our competitors have substantially greater financial, technical and marketing resources than us. The demand for e-learning products and services has grown significantly with the advent of on-line educational institutions, improvements in Internet access and reductions in the cost of technology. While this growing demand presents opportunities for us, it also results in the addition or consolidation of competitors. Increased competition in our industry could result in price reductions, reduced operating margins, or loss of market share, which could seriously harm our business, cash flows, and operating results.
Risks Relating to Our Company
We have made significant changes to our sales organization and personnel in fiscal 2005 and 2006 which, along with other changes, have resulted in low sales productivity. If we are unable to stabilize and increase the productivity of our sales organization in fiscal year 2007, our revenues and profitability will be adversely affected.
          In fiscal years 2005 and 2006, we implemented significant changes to our sales organization and processes that resulted in a high percentage of new account managers for most of fiscal year 2006. In addition, we have placed greater emphasis in our sales efforts on expanding beyond our traditional customer base to larger school districts and expanded applications of our products. These changes in personnel, products and target customers negatively affected sales productivity during the year. While we believe these changes were necessary for the long-term success of our sales and marketing efforts, they may continue to negatively affect our sales performance in fiscal year 2007 or beyond. If we are unable to retain our sales personnel and enhance their productivity, it will have an adverse affect on customer relationships, revenues and our ability to become profitable.
The success of our long-term strategy is dependent on growth in market acceptance of interactive educational technology as an alternative to traditional supplemental materials used in the classroom. If such acceptance does not occur, we will not recover investments made in these products and our future revenues and profitability will be adversely affected.
          Historically, our products have been sold to schools primarily as credit recovery and remedial learning solutions. These solutions are generally delivered to students who require extra learning activities outside of the traditional classroom setting. The business strategy we implemented late in fiscal year 2005 resulted in the expansion of our software products beyond these traditional applications. As a result, significant investments have been, and will continue to be made in software products targeted for use by teachers and students as supplemental materials in on-grade level classroom applications. Traditionally, these supplemental materials consist of print and other materials purchased by schools or created by the instructor to supplement primary classroom materials such as text books. Broader acceptance of technology products, like those sold by the Company, for use as supplemental classroom materials may not occur due to a number of factors, including:
•	some teachers may be reluctant to change customary classroom teaching practices to use interactive educational technology;

•	we may be unable to continue to demonstrate improvements in academic performance in classrooms that use our educational software for these purposes; and

•	teacher, parent, and student preferences for interactive educational technology are subject to changes in popular entertainment and educational theory.
          As a result, there are no assurances that our revenues from these products will grow to levels necessary to earn an acceptable return on the related investments. This could have a material, adverse affect on our future revenues and ability to become profitable.
The success of our business model is dependent on growth in market acceptance of online, subscription products delivered over the Internet. If this acceptance does not grow or is otherwise diminished, our revenues will continue to decline and we may never become profitable.
          Currently our products can be purchased by customers on a perpetual license basis for installation in their own computing environment, or on a subscription basis via access to our hosted computer facilities over the Internet. The business strategy we implemented late in fiscal year 2005 resulted in a shift in our new product marketing and development to products which will only be delivered on a subscription basis via Internet access to our hosted computer facilities.
          This transition to a subscription-based business model will continue to limit our revenue growth in the near term as one-time license fee revenues are replaced with recurring, subscription-based revenues. Longer term, our ability to generate revenue growth and to become profitable is dependent on significant growth of subscription license fees on Internet-based products. Market acceptance of software products delivered over the Internet can be negatively affected by factors such as customers’ confidentiality concerns with regard to student information that is stored outside of their controlled computing environments, existing investments in owned courseware, technology infrastructure, and related personnel, customer preferences with regard to perpetual licenses vs. annual subscription decisions, and availability, reliability and security of access to the Internet within a school district.
          If we are unable to substantially increase revenues from online subscription products, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model which may affect our ability to achieve profitability.
The success of our product investment strategy and our ability to remain competitive against companies with access to larger amounts of capital is dependent on our ability to maintain our cost-effective off-shore development resources. If we are unable to do so, we would experience significant product delays and increases in product development costs which would adversely affect our strategy, competitive position, revenues and profitability.

          Late in 2005, we made significant changes to our product development strategy by placing a larger emphasis on off-shore development resources. More than 40% of our total product development and maintenance spending in fiscal year 2006 was incurred on these resources. We believe this strategy provides us greater flexibility, cost savings, and a greater return on our development investments, and is critical to our ability to quickly transition our products to a subscription-based business model, respond quickly to market changes and to compete against companies with access to larger amounts of capital than we have. However, this dependence introduces risks common to many outsourcing relationships. These risks include the supplier’s ability to maintain sufficient capacity, control costs, and hire, train, and retain qualified resources, as well as risks associated with our limited direct control and physical access to these resources. Our supplier agreements contain provisions intended to limit some of these risks; however, there can be no assurance that they will be effective at doing so. If our supplier relationships are suddenly and adversely affected, it would cause significant product delays and increased development costs which would have a material negative effect on our competitive position, revenues and profitability.
Our future success is dependent on Internet technology developments, our ability to adapt to these and other technological changes and to meet evolving industry standards.
          Our ability to execute our strategy of delivering our products on a subscription basis over the Internet and generating the related expected revenues is dependent on the development and maintenance of Internet technology as well as our ability to adapt our solutions to this technology.
          We may encounter difficulties responding to these and other technological changes that could delay our introduction of products and services. Our industry is characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will, to a significant extent, depend on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.
Our business is seasonal, and until we complete our planned transition to subscription-based products, our business will be difficult to predict. As a result, we will continue to experience unexpected fluctuations in our quarterly revenues and cash flows which may adversely affect our stock price and the implementation of our strategy.
          Until we complete our transition to subscription-based products, we expect sales of perpetual license products to continue to account for a meaningful amount of our revenues. As a result, our operating results will continue to be difficult to predict and may fluctuate from quarter-to-quarter due to factors such as the size, timing, and product mix of license vs. subscription orders. In addition, public school budget cycles result in purchases that have historically been concentrated in the last two quarters of our fiscal year. Accordingly, our annual operating performance can be materially and adversely affected if operational performance factors such as sales productivity and new product introductions do not align with these purchasing patterns. If such annual results are not achieved we may have to delay or adjust components of our strategy implementation which may affect our ability to achieve profitability.
We rely on statistical studies to demonstrate the effectiveness of our products.

          We rely on statistical studies to demonstrate that our curriculum-based educational software improves student achievement and believe that these studies accurately reflect the performance of our products. However, these studies involve risks such as limited sample sizes, which yield results that may not be representative of the general population of students who use our products; dependence on cooperation from students and other participants, potentially resulting in inaccurate or incomplete responses that could distort results; the application of different methodologies and data collection techniques by schools studying our products, making results difficult to aggregate and compare; and a biased or unreliable view of the results of these studies because, in some cases, we facilitate the collection and analysis of data, and select and pay researchers to conduct, aggregate, and/or present the results of some of these studies.
Misuse or misappropriation of our proprietary rights or inadvertent infringement by us on the rights of others could adversely affect our results of operations.
          We regard many of our intellectual property rights as essential to our business. We rely on a combination of the laws of copyrights, trademarks, and trade secrets, as well as license agreements, employment and employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. We enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action. If we were unsuccessful in our ability to protect these rights, our operating results could be adversely affected.
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
          We have a number of technological mechanisms to prevent or inhibit unauthorized copying of our software products and generally require the execution of a written license agreement, which restricts use and copying of our software products. However, if such copying or misuse were to occur to any substantial degree, our operating results could be adversely affected.
Claims relating to data collection from our user base and content available on or accessible from our web sites may subject us to liabilities and additional expense.
          We currently utilize the names of teachers and students who are registering for our online subscription products for purposes of accessing our web sites, and may in the future collect other personal information relating to students, teachers, and parents. As a result, we may be exposed to claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and we could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has enacted regulations governing collection of personal information from children under the age of thirteen and is expected to issue and enforce additional regulations in this area. We could also be subject to claims relating to content that is published on our web sites or that is accessible from our network through links to other web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          We lease all of our facilities, including our corporate headquarters in Bloomington, Minnesota. We have sales offices throughout the United States and continue to be a party to several office facility leases in the United Kingdom. Our leased facilities are adequate to meet our current and expected business requirements.
ITEM 3. LEGAL PROCEEDINGS
          As previously disclosed, Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), were defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. in the United States District Court for the Southern District of New York. The complaint alleged that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. On April 1, 2005, the complaint was dismissed with prejudice, and all subsequent plaintiff motions and appeals have been denied or rejected, including a final petition to the U.S. Supreme Court for a writ of certiorari which was denied on December 4, 2006.
          From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of October 31, 2006, we were not party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II.
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our common stock has traded publicly on the NASDAQ market under the symbol “TUTR” since December 23, 1992. The quarterly ranges of high and low prices per share of our common stock were as follows:

	2006		2005
Fiscal Quarter	High	Low	High	Low
First	$8.75	$6.68	$9.04	$6.45
Second	10.23	7.75	8.16	6.91
Third	10.08	4.87	8.75	6.33
Fourth	7.17	4.94	8.59	6.11
Holders
          As of January 8, 2007, there were approximately 860 record holders of our Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information available to us, there were approximately 3,250 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.
Dividends
          We did not declare or pay cash dividends on our common stock in fiscal years 2006 or 2005. While future cash dividend payments are at the discretion of our Board of Directors, our current intentions are to reinvest all earnings in the development and growth of our business.
Repurchases
          We did not repurchase any shares of our common stock during 2006. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15 million of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. The approximate dollar value of shares that may yet be repurchased under the plan is $1.3 million.

ITEM 6. SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
(In thousands, except per share amounts)			(2)
For the year ended October 31:
Revenues	$90,719	$121,804	$141,801	$82,192	$74,391
Gross profit (1)	49,936	56,996	91,248	54,011	53,028
Operating expenses:
Sales and marketing	38,598	49,996	61,586	39,438	37,335
General and administrative	16,619	18,420	19,469	13,182	12,422
Product maintenance and development	5,496	5,646	5,973	2,267	3,405
Amortization of intangibles	3,711	4,322	4,308	587	603
Restructuring, impairment and other charges	9,093	6,025	—	802	360
Operating loss	(23,581)	(27,413)	(88)	(2,265)	(1,097)
Other income, net	1,701	586	290	157	556
Income tax expense (benefit)	600	860	2,030	(441)	600
Net loss	(22,480)	(27,687)	(1,828)	(1,667)	(1,141)
Basic and diluted loss per share	$(0.95)	$(1.18)	$(0.08)	$(0.10)	$(0.07)

At October 31:
Cash and cash equivalents	$33,094	$46,901	$29,235	$23,834	$30,390
Marketable securities	—	213	16,223	3,862	—
Accounts receivable, net	18,529	22,768	41,852	39,176	33,034
Total assets	176,230	197,328	232,744	149,962	147,583
Long-term debt, excluding current portion	18	57	42	308	567
Deferred revenue	41,846	40,431	51,575	26,564	18,837
Total liabilities	61,780	62,501	73,294	40,030	34,000
Stockholders’ equity	$114,450	$134,827	$159,450	$109,932	$113,583

(1)	Gross profit in 2006 was reduced by $1,089 of asset impairment charges related to purchased technology intangible assets. Gross profit in 2005 was reduced by $13,194 of asset impairment charges related to certain capitalized product development and purchased technology assets. See Notes 7 and 8 to the Consolidated Financial Statements.

(2)	In 2004, we acquired Lightspan, Inc. See Note 4 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fiscal Year
          Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2006, 2005, and 2004 relate to the fiscal years ended October 31, 2006, 2005, and 2004, respectively. References to future years also relate to our fiscal year ending October 31.
Critical Accounting Policies and Estimates
          Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation, and require difficult, subjective, or complex judgments:
•	Revenue recognition

•	Allowance for doubtful accounts

•	Capitalized product development costs

•	Valuation of our deferred income taxes

•	Valuation and impairment analysis of goodwill and identified intangible assets
          Our discussion of these policies is intended to supplement, but not replace, the more detailed discussion of these and other accounting policies and disclosures contained in the Notes to Consolidated Financial Statements.
          Revenue Recognition. Our revenue recognition policy is considered critical for several reasons. Revenue recognition rules for software companies are complex, can involve significant judgment, and can vary across the variety of products and services we offer. As a result, revenue results can be difficult to predict and any delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.
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
          In addition to providing our courseware licenses on a one-time, perpetual license basis, certain courseware is also provided on a subscription basis. Revenues from products sold on a subscription basis are initially recorded as deferred revenue on our balance sheet and then recognized as revenue ratably over the subscription period.
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
          Allowance for Doubtful Accounts. We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience, and the aging of our trade and installment accounts receivable. Bad debt expense is included in general and administrative expense in our consolidated statement of operations. The assumptions and estimates used to determine the allowance are subject to revision and can involve significant judgment. The primary factors that impact these assumptions include our credit assessment process, our historical experience, and the efficiency and effectiveness of our billing and collection functions. In 2005, we significantly reduced the variety of payment terms offered to our customers and implemented credit and other policies which had the effect of significantly reducing our bad debt exposure.
          Capitalized Product Development Costs. Our investments in product development are significant, and the rules that govern how these costs are accounted for in our financial statements can have a significant impact on our operating results from period to period.
          Our product development activities relate to the research, development, enhancement, and maintenance of our software products. Costs related to the initial design and development of new products and the routine enhancement and maintenance of existing products are expensed as incurred. When projects reach technological feasibility we begin capitalization of the related project costs. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. A significant portion of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. The amortization of these costs is included in cost of revenues related to license fees and subscriptions.
          We evaluate our capitalized costs on a quarterly basis to determine if the unamortized balance related to any product, or group of products, exceeds its estimated net realizable value. Estimating net realizable value requires us to use judgment in projecting future revenues and cash flows to be generated by the product and thereby quantifying the amount, if any, to be written off. Actual cash flows realized could differ materially from those estimated. In addition, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated results of operations. Our analysis as of October 31, 2005 resulted in an impairment charge of these assets of $4.4 million. Our analysis as of October 31, 2006 did not result in an impairment charge.

          In the third quarter of 2006, we changed our estimate of the useful lives of platform, math and science products released after the second quarter 2006 from three years to four years on the basis that these products are projected to have longer useful lives. All other product amortization periods have remained at three years. The effect of the policy change on our 2006 results was not material, but it could be material in the future as we expect platform, math, and science products to continue to be a significant portion of our capitalized product development spending going forward.
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
          The majority of our deferred tax assets represent net operating loss carryforwards which are available to offset future taxable income. These loss carryforwards include those acquired in the acquisition of Lightspan in 2004, as well as carryforward losses that existed prior to, or were incurred after the acquisition. Our ability to realize the benefit of these loss carryforwards is dependent upon our ability to generate future taxable income. At the time of the acquisition, our history of cumulative operating losses, including those at Lightspan prior to the acquisition, was evidence that we would not be able to generate sufficient future taxable income to realize the benefit of carryforward losses. As a result, our deferred tax assets were fully reserved at that time and, under purchase accounting rules, the write-off was recorded as an increase to goodwill. Because we do not expect to be profitable in 2007, our deferred tax assets continue to be fully reserved at October 31, 2006.
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
          Our net deferred tax assets will remain fully reserved until the related tax benefits are realized through the generation of taxable income in a particular year, or until we can demonstrate a history of generating taxable income. In either case, the related tax benefits will not be recorded as an income tax benefit in the consolidated statements of operations until the portion of deferred tax assets that resulted in an increase to goodwill is fully realized.
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
          Identified intangible assets are amortized to expense over their expected useful lives and goodwill is not amortized. Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made. Significant assumptions and estimates are required in making these assessments. Accordingly, the assumptions and estimates we use in implementing this policy affect the amount of identified intangible asset amortization and impairment charges, if any, reflected in our operating results. As discussed below, our impairment assessments at October 31, 2006 and 2005 resulted in impairment charges on identified intangible technology, trademark and customer assets acquired in previous acquisitions.
General Factors Affecting our Financial Results
          There are a number of general factors that affect our results from period to period. These factors are discussed below.
          Revenue. We are strategically transitioning our business model from one that emphasized the sale of one-time perpetual licenses to our software, for which revenue is generally recognized up-front upon delivery, to one that emphasizes the sale of subscription-based products, for which revenue is recognized over the subscription period. As a result, this transition will affect the comparability of our revenues from period to period until it is complete. The transition became most evident in the third quarter of 2006 when many of our new subscription-based products became available. As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable and predictable.
          Until our transition to subscription-based products is closer to completion, a meaningful portion of our revenues will continue to be derived from perpetual licenses to our software products. These revenues are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of individual license fee transactions can have a significant impact on revenues in a period. In addition, as is common in the software industry, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
          Gross Profit. Our gross profit during a period is dependent on a number of factors. License fee revenues have high gross profit due to the low direct cost of delivering these products. As a result, the mix of license fee revenues to total revenues in a given period significantly influences reported total gross profit. In addition, a large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross profit, while decreases in revenues have the opposite effect.
          Operating Expenses. Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 8% to 10% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with revenue activity or individual events that occur during the period.
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
          Amortization of intangibles represents the amortization of certain identified intangible assets acquired through various acquisitions. While these expenses are generally predictable from period to period because they are fixed over the course of their individual useful lives, they can be affected by events and other factors that result in impairment of these assets and a corresponding reduction in future amortization.
Overview of Financial Results
          The transition of our Company that we began in fiscal year 2005 continued in 2006. Compared to fiscal 2005, our revenues declined 25.5%, to $90.7 million, and our net loss decreased to ($22.5) million, or ($0.95) per share, from ($27.7) million, or ($1.18) per share.
          The transition of our Company began in 2005 when we took a number of significant actions to change the strategic direction of the Company. These actions included:
•	Significant leadership changes across the organization;

•	The development of a new strategic product roadmap consisting of products that will be offered only on a subscription basis and which we believe will make our product offerings the strongest in the industry;

•	The restructuring of our sales and development organizations to align them with our new business direction;

•	The development of the internal systems, processes, and disciplines necessary to support our long-term growth plans.
          In executing these actions, we incurred in 2005 non-cash technology impairment charges of $13.2 million, cash and non-cash restructuring and other charges totaling $6.0 million, and reduced our operating expenses from 2004. The continuing transition into 2006 also resulted in non-cash impairment charges of $7.0 million on previously acquired technology, customer and trademark intangible assets, cash restructuring charges of $3.2 million, and reduced operating expenses from 2005.
          In 2006, we released two important subscription-based products from the roadmap that was completed in 2005. In July 2006, we released the first phase of the PLATO Learning Environment, our online management system which will be the foundation for all new products going forward. Also in July, we released our Straight Curve elementary math product which represents our first product designed to be used as supplemental materials for on-grade level teaching and learning. The release of these products was not only important to our product strategy, but it also marked the beginning of the financial effects we expect to experience as we transition away from perpetual license products, for which revenue is recognized up-front on delivery, to subscription license products, for which revenue is recognized over the subscription period.

          The revenue decrease from 2005 to 2006 reflected a more rapid decline in perpetual license fee orders than we anticipated. Orders for perpetual license products declined from $57.2 million in 2005 to $37.0 million in 2006, resulting in a 40% decline in license fee revenues. Subscription orders, on the other hand, increased nearly 50% to $26.3 million. Subscription revenues, however, increased only slightly over 2005 as the new subscription products were not released until later in the fiscal year.
          The restructuring of our sales organization and processes that began in 2005 has proven more challenging than we anticipated. We continue to believe these changes were necessary to the long-term success of our sales and marketing efforts, but they resulted in a high percentage of new account managers for most of fiscal year 2006. In addition, we have placed greater emphasis in our sales efforts on expanding beyond our traditional customer base to larger school districts and expanded applications of our products. These changes in personnel, products and target customers negatively affected sales productivity during the year as total orders declined 15%, from $108.2 million in 2005 to $92.4 million in 2006, which also affected revenue.
          In response to the lower order and revenue levels, we continued to manage our cost structure in 2006. Total operating expenses declined $10.9 million, or 13% despite a $3.1 million increase in restructuring, impairment and other charges. Operating expenses declined in all functional areas of the company, with sales and marketing expenses making up the majority of the decline, decreasing from $50.0 million in 2005 to $38.6 million in 2006. As a result of our cost management activities we have reduced our breakeven point to less than $100 million of revenue.
          We will continue in 2007 to execute the strategy we began late in 2005, developing market leading new products that will be offered online, over the Internet on a subscription basis. The changes we made in our product development process late in 2005 have exceeded our expectations with new products being developed on time and under budget. We will continue to develop our sales organization and expect sales productivity to improve in 2007. However, the changes in personnel, products and target customers will continue to challenge us in these efforts and this remains a risk for our performance in 2007. In addition to this risk, our business faces other risks that we discuss in more detail in Item 1A of Part I of this report.
          Our outlook for 2007 is consistent with the continuation of our transition from perpetual license products to subscription products and our expectation that sales productivity will improve. Sales order growth over 2006 is expected to be in the range of 10% to 15%. Revenue, however, is expected to decline by 6% to 11% as our order mix continues to transition from perpetual license products to subscription products. We expect to report a net loss in 2007, but expect it to improve 15% to 30% from the net loss in 2006, excluding restructuring, impairment and other charges as expected cost reductions will more than offset the revenue decline. For a more detailed discussion of our 2007 outlook, see the section captioned “Fiscal Year 2007 Outlook” below.

Results of Operations
          Our discussion and analysis of results of operations should be read in conjunction with the section above captioned “General Factors Affecting our Financial Results”.
Revenues
          See Note 1 to consolidated financial statements for discussion of the reclassification of revenues and related cost of revenues previously reported as “other” in our statement of operations.
          The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
Sales Order Information (in thousands)

	2006		2005
		Change from		Change from
	Amount	2005	Amount	2004	2004
Order Value:
License fees	$36,974	(35.4%)	$57,201	(39.5%)	$94,587
Subscriptions:
Courseware	18,651	194.2%	6,339	(10.0%)	7,042
Assessment and other	7,608	(32.0%)	11,192	(32.3%)	16,526

Total subscriptions	26,259	49.8%	17,531	(25.6%)	23,568

Services	29,177	(12.7%)	33,424	25.8%	26,562

	$92,410	(14.6%)	$108,156	(25.3%)	$144,717

Percent of Total Order Value:
License fees	40%		53%		66%
Subscriptions:
Courseware	20%		6%		5%
Assessment and other	8%		10%		11%

Total subscriptions	28%		16%		16%

Services	32%		31%		18%

	100%		100%		100%

Sales Orders Greater than $100,000

	2006		2005
		Change from		Change from
	Amount	2005	Amount	2004	2004
Number	119	(22.7%)	154	(27.7%)	213
Value ($000)	$29,885	(16.8%)	$35,903	(46.7%)	$67,317
Average Value ($000)	$251	7.7%	$233	(26.2%)	$316

Revenue By Category (in thousands)

	2006		2005
		Change from		Change from
	Amount	2005	Amount	2004	2004
License fees	$37,322	(40.3%)	$62,527	(27.4%)	$86,163
Subscriptions	18,176	1.0%	17,997	(16.6%)	21,572
Services	35,221	(14.7%)	41,280	21.2%	34,066

	$90,719	(25.5%)	$121,804	(14.1%)	$141,801

2006 vs. 2005.
          The decline in total orders from $108.2 million in 2005 to $92.4 million in 2006 reflects several factors:
•	The transition in the way we license our products. In 2006, we continued the transition of our products from those that are licensed on a perpetual basis, which have higher one-time selling prices, to those that are licensed on a subscription basis, which have lower selling prices but are renewable at the end of each subscription period. This transition was the primary factor contributing to the 35.4% decline in perpetual license orders from 2005 to 2006, the 194.2% increase in subscription courseware orders over the same period, and the decline in the number of large orders (those greater than $100,000) from 154 in 2005, to 119 in 2006. The 32.0% decline in orders for assessment and other subscription products reflects the maturity of these products.

•	The timing and availability of new products. In 2006 we released two new products which represented key milestones in the subscription-based product strategy we began executing in late 2005. Straight Curve™ Mathematics was introduced in our third quarter with very positive reviews; however, the release did not align well with schools’ buying cycles. Our new online instructional management system, the PLATO Learning Environment™, was introduced late in the third quarter. Though early acceptance was strong, some customers delayed their purchasing decisions to wait for additional features, scheduled to be released early in fiscal year 2007, resulting in both an accelerated decline in perpetual license sales and lower than anticipated subscription sales.

•	The productivity of our sales organization. In 2005 and early 2006, we made significant changes to our sales organization and processes which resulted in a high percentage of new account managers for most of fiscal year 2006. In addition, we have placed greater emphasis in our sales efforts on expanding beyond our traditional customer base to larger school districts, which requires the development of new customer relationships. We have also expanded the applications of our products which require new selling techniques for our sales force. These changes in personnel, target customers and product emphasis negatively affected sales productivity during the year.
          Total revenues decreased 25.5% to $90.7 million in 2006 from $121.8 million in 2005, reflecting the decline in total orders discussed above, particularly the $20.2 million decline in perpetual license fee orders, and the higher mix of subscription orders. Subscription revenues increased only slightly in 2006 compared to 2005 due to the timing of the release of new subscription orders later in our fiscal year as discussed above. Services revenues declined 14.7% from 2005 on a decline in orders for professional services and for technical services, which are tied closely to perpetual license orders, partially offset by an increase in software support services which benefited from improved pricing discipline and an emphasis on obtaining renewals from existing perpetual license customers.
2005 vs. 2004.
          Total revenues in 2005 declined 14.1% to $121.8 million, from $141.8 million in 2004, reflecting a significant decrease in license fee orders and revenues. The number of orders greater than $100,000 declined 27.7%, and the related value of these orders declined by 46.7%. These declines reflect the beginning of our emphasis on subscription-based products as discussed above, and lower sales productivity caused by changes we made during 2005 in the sales organization, and the systems, processes and procedures they use. Many of these changes resulted in significant voluntary and involuntary turnover in our sales organization. The decline in sales productivity also contributed to decreases in subscription revenues during the year.
          Service revenues increased 21.2% in 2005 and benefited from the large deferred revenue balances at the beginning of the year. Service revenue growth also reflects an increase in supplemental educational services, which were provided for the first time in 2005, and increases in software support fees from a growing customer base and delivery of training services.
Gross Profit
          See Note 1 to consolidated financial statements for discussion of the reclassification of revenues and related cost of revenues previously reported as “other” in our statement of operations.
          The following tables summarize the percentage of total revenue, and the gross profit percentage for each revenue category to aid in the understanding of our discussion and analysis of gross profit:
Percentage of Total Revenue

Revenue Category	2006	2005	2004
License fees	41.2%	51.3%	60.8%
Subscriptions	20.0%	14.8%	15.2%
Services	38.8%	33.9%	24.0%

Total	100.0%	100.0%	100.0%

Gross Profit Percentage

				Increase (Decrease)
Revenue Category	2006	2005	2004	2005 to 2006	2004 to 2005
License fees	64.6%	71.7%	73.6%	(7.1%)	(1.9%)
Subscriptions	50.5%	46.8%	65.2%	3.7%	(18.4%)
Services	50.3%	41.0%	40.4%	9.3%	0.6%
Total (1)	55.0%	46.8%	64.3%	8.2%	(17.5%)

(1)	Total gross profit percentage reflects asset impairment changes of $1.1 million and $13.2 million in 2006 and 2005, respectively that are not included in the revenue category gross profit percentages in this table.

2006 vs. 2005.
          The 2006 total gross profit percentage increased to 55.0% in 2006 from 46.8% in 2005, primarily due to a reduction in asset impairment charges on capitalized product development costs and purchased technology assets from $13.2 million in 2005 to $1.1 million in 2006.
•	The 2005 impairment charges were triggered by changes in product development strategies formalized in the fourth quarter of 2005 as part of our strategic product planning process. These changes, as well as our 2005 financial performance, resulted in a reduction in anticipated future cash flows from products in development or purchased in previous acquisitions. Impairment charges related to products in development were $4.4 million, and were primarily related to instructional management products which were expected to be phased out or discontinued when a replacement product was released in 2006. Impairment charges related to purchased technology assets were $8.8 million, and were primarily related to products which were expected to be replaced sooner than originally anticipated, which together with our 2005 financial performance, resulted in a decrease in the anticipated future cash flows from these products relative to the cash flows expected at the time these assets were purchased.

•	The 2006 impairment charge of $1.1 million related to technology assets purchased in a previous acquisition. As a result of our 2006 financial performance, our estimate of future cash flows attributable to these assets was reduced resulting in the impairment charge.
          Excluding the effects of the impairment charges from both periods, our gross profit percentage declined from 57.6% to 56.2% primarily due to lower revenues and changes in the mix of revenues. Higher margin license fee revenues decreased from 51.3% to 41.2% of total revenue, while lower margin service revenues increased from 33.9% to 38.8% of total revenues. These changes in revenue mix were due to the factors discussed under “Revenues” above.
          The changes from 2005 to 2006 in the gross profit percentages of each revenue category were as follows:
•	The decline in the license fee gross profit percentage, from 71.7% in 2005 to 64.6% in 2006, was the result of lower license fee revenues, as discussed above, on a base of primarily fixed costs.

•	The increase in the subscription gross profit percentage, from 46.8% in 2005 to 50.5% in 2006, was due to a reduction in royalty fees due to a non-recurring charge in 2005 and the renegotiation of an agreement which resulted in lower royalty fees in 2006. Also contributing to the increase were higher subscription revenues on a base of primarily fixed costs which include amortization of capitalized software development and purchased technology, and depreciation and other infrastructure costs to support these hosted services.

•	The increase in the services gross profit percentage, from 41.0% in 2005 to 50.3% in 2006, was due to improvements in the productivity and utilization of resources in our services organization and to an increase in the mix of software support services revenues which have low variable costs.
2005 vs. 2004.
          The 2005 total gross profit percentage decreased from 64.3% in 2004 to 46.8% in 2005, primarily due to $13.2 million in asset impairment charges in 2005 on capitalized product development costs and purchased technology assets as discussed above.
          Excluding the effect of the impairment charges, our gross profit percentage declined 6.7 percentage points from 2004, primarily due to changes in the mix of our revenues. Higher margin license fee revenues declined from 60.8% to 51.3% of total revenue, while lower margin service revenues increased from 24.0% to 33.9% of total revenues. These changes in revenue mix are discussed under “Revenues” above. The decline in the license fee gross profit percentage, from 73.6% in 2004 to 71.7% in 2005, was the result of lower license fee revenues, as discussed above, on a base of primarily fixed costs. The decline in subscription margins in 2005 was due to additional non-recurring royalty fees incurred in 2005 and to lower subscription revenues on a base of primarily fixed costs which include amortization of capitalized software development and purchased technology, and depreciation and other infrastructure costs to support these hosted services.
Operating Expenses
          The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items to aid in the understanding of our discussion and analysis of our operating expenses:

	Percent of Total Revenue			Increase (Decrease)
				2005 to	2004 to
	2006	2005	2004	2006	2005
Sales and marketing	42.5%	41.0%	43.4%	(22.8%)	(18.8%)
General and administrative	18.3%	15.1%	13.7%	(9.8%)	(5.4%)
Product maintenance and development	6.1%	4.6%	4.2%	(2.7%)	(5.5%)
Amortization of intangibles	4.1%	3.6%	3.0%	(14.1%)	0.3%

Operating expenses excluding restructuring, impairment and other charges	71.0%	64.3%	64.3%	(17.8%)	(14.2%)

Restructuring, impairment and other charges	10.0%	5.0%	N/A	50.9%	N/A

Total operating expenses	81.0%	69.3%	64.3%	(12.9%)	(7.6%)

2006 vs. 2005.
          Total 2006 operating expenses were $73.5 million in 2006, compared to $84.4 million in 2005. These amounts include restructuring, impairment and other charges of $9.1 million in 2006 and $6.0 million in 2005. Excluding these charges from both periods, operating expenses decreased $14.0 million, or 17.8%.

          Sales and marketing expenses were $38.6 million in 2006 as compared to $50.0 million in 2005. These decreases primarily reflect the effect of the sales organization changes we initiated in 2005 that resulted in voluntary and involuntary sales force attrition and reduced salaries, travel, professional services, facilities and other related costs. Also contributing to the decline was the realignment of our service resources from sales support to billable activities (which shifted some costs from selling expense to cost of revenues), and decreased commissions resulting from the decrease in revenues.
          General and administrative expenses were $16.6 million in 2006 as compared to $18.4 million in 2005 due primarily to a $1.6 million reduction in bad debt expense. The reduction in bad debt expense reflects sustained improvements in the quality of our accounts receivable attributable to tighter credit and other policies we implemented in 2005. Other cost reductions in general and administrative expenses were largely offset by stock-based compensation expense following the implementation in 2006 of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment. These expenses totaled $1.7 million, of which $1.5 million were recorded in general and administrative expense.
          Product maintenance and development expenses for 2006 were $5.5 million, comparable to the $5.6 million reported for 2005. Total product development spending, which represents spending on projects that are capitalized and those that are expensed, was $20.8 million in 2006, or 22.9% of total revenues, compared to total spending in 2005 of $15.1 million, or 12.4% of total revenues. In the fourth quarter of 2005, we began the implementation of our new product strategy which accounts for the significant increase in total spending and the emphasis on new product development activities, which are generally capitalized.
          Amortization of intangibles represents the amortization of identified intangible assets, other than technology, acquired in acquisitions. Amortization of $3.7 million in 2006 represented a decrease of 14.1% from 2005 as certain assets acquired in earlier acquisitions became fully amortized during 2006.
          Restructuring, impairment and other charges included in operating expenses in 2006 were $9.1 million compared to $6.0 million in 2005. The 2006 expense includes the following
•	A non-cash impairment charge of $6.0 million related to customer and trademark intangible assets acquired in previous acquisitions. This impairment charge was triggered by our 2006 actual financial performance and corresponding reductions in anticipated future revenues attributable to those assets. These reductions related primarily to declines we experienced in the sale of certain perpetual license or maturing products that are sold to these customers, or that contain these trademarks.

•	Cash restructuring charges of $1.6 million related to U.K. facilities actions taken in 2005. These charges, which represent estimates of our remaining lease obligations on these facilities, include initial estimates of charges for a facility that was not formally vacated until 2006 and updated estimates for facilities vacated in 2005.

•	Cash restructuring charges of $1.5 million for severance and other costs related to actual and anticipated U.S. workforce reductions as we continue to align our cost structure with actual and expected revenue levels.

2005 vs. 2004.
          Total 2005 operating expenses, including restructuring and other charges of $6.0 million, were $84.4 million. Excluding these charges, total operating expenses decreased $12.9 million from 2004, or 14.2%, for the reasons outlined below.
          Sales and marketing expenses were $50.0 million in 2005 as compared to $61.6 million in 2004, representing a decrease in both dollars and percentage of total revenue. These decreases primarily reflect the sales organization changes and cost reductions we initiated in 2005. Also contributing to the decline was the realignment of our service resources from sales support to billable activities (which shifted some costs from selling expense to cost of revenues) and decreased commissions resulting from the decrease in revenues.
          General and administrative expenses were $18.4 million in 2005 as compared to $19.5 million in 2004, representing a decrease in total spending of 5.4%, but an increase as a percent of total revenues. The decline in total spending was due primarily to a reduction in bad debt expense due to tighter credit and payment terms and the reduction in total revenues. Cost reduction activities initiated in 2005 also resulted in additional savings, but were offset by increased professional fees for Sarbanes-Oxley compliance, senior management and board member changes, and process improvement initiatives in 2005. Had these additional expenses not been incurred in 2005, we would have expected general and administrative expenses as a percent of total revenue to remain flat, or decline slightly, from 2004.
          Product development expenses for 2005 were $5.6 million, representing a 5.5% decrease from the $6.0 million reported for 2004. Product development expense decreased due primarily to a shift in spending mix toward more capitalized projects compared to 2004. Total product spending, which represents spending on projects that are capitalized and those that are expensed, was $15.1 million in 2005, which was comparable to total spending in 2004 of $15.2 million.
          Amortization of intangibles represents the amortization of identified intangible assets, other than technology, acquired in acquisitions, the last of which was the Lightspan acquisition in November 2003. Amortization of $4.3 million in 2005 was comparable to 2004, given that the related assets are amortized on a straight-line basis and did not change from 2004 to 2005.
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
          On October 26, 2005, the Compensation Committee of our Board of Directors approved an acceleration of the vesting of all stock options having an exercise price greater than the closing price of $7.34 of our common stock on that date. The acceleration covered approximately 760,000 outstanding options with a weighted average exercise price of $8.39. Approximately 600,000 of these options were held by executive management, who are restricted from selling such shares, subject to certain exceptions, prior to the date on which the exercise would have been permitted under the option’s original vesting terms. The objectives of the acceleration were to eliminate pre-tax compensation expense of $2.6 million that otherwise would have been recognized in future consolidated financial statements upon the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, on November 1, 2005, and to improve employee retention.
Interest Income
          Interest income increased from $1.0 million in 2005 to $1.7 million in 2006. An increase in interest rates earned on investments more than offset the decrease in our average cash, cash equivalents and marketable securities balances over the prior year.
          Interest income increased from $0.4 million in 2004 to $1.0 million in 2005. This increase reflected an increase in our average cash, cash equivalents and marketable securities balances and the related interest rates earned on these investments.
Income Taxes
          As discussed earlier under the caption “Critical Accounting Policies and Estimates,” as a result of the Lightspan acquisition, our net deferred tax assets as of the acquisition date, excluding the deferred tax liability relating to tax deductible goodwill, were fully reserved in the first quarter of 2004, resulting in an increase to goodwill in purchase accounting. Accordingly, any reversal of this valuation allowance due to the subsequent realization of the deferred tax assets is recorded as a reduction to goodwill, as opposed to recording an income tax benefit in the consolidated statement of operations.
          In 2006, we recorded income tax expense of $0.6 million related to tax deductible goodwill which cannot be offset against existing deferred tax assets.
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
Liquidity and Capital Resources
          Cash and Cash Equivalents. On October 31, 2006, cash and cash equivalents were $33.1 million, a decrease of $13.8 million from $46.9 million at October 31, 2005. Investments in internal and purchased software product development were $18.3 million, an increase of $8.9 million over the prior year resulting from two new significant products released in July 2006 – our Straight Curve Mathematics product and PLATO Learning Environment, our instructional management product which will be the foundation for all new products going forward. Offsetting these investments was $7.0 million in cash from operations consisting of the net loss of $22.5 million, offset by non-cash depreciation, amortization and impairment charges of $22.4 million, stock compensation expense of $1.7 million and working capital changes of $5.1 million. Non-cash depreciation, amortization and impairment charges and the related effect of that impairment on the 2006 amortization. The decrease in receivables of $4.2 million reflects lower fourth quarter orders compared to the fourth quarter 2005 offset by improved collections. Cash provided by financing activities included $0.8 million from the exercise of employee stock options. Equipment and leasehold improvement purchases in 2006 totaled $3.2 million reflecting significant investments in sales organization productivity and management tools.

          At October 31, 2005, cash and cash equivalents were $46.9 million, an increase of $17.7 million from October 31, 2004. Approximately $16.0 million of this increase represents the net conversion of long-term and short-term marketable securities to cash and cash equivalents during the year. The balance of the increase reflects cash flows from operations in 2005 of $9.8 million and $2.8 million in proceeds primarily from the exercise of employee stock options, offset by investments of $9.4 million in capitalized product development and $1.4 million in equipment and leasehold improvements. Cash flows from operations in 2005 were down $17.2 million from 2004, reflecting the significant increase in our net loss in 2005. The 2005 investments in capitalized new product development were comparable to 2004 levels and primarily related to math and science courseware and an instructional management platform. Equipment and leasehold improvement purchases in 2005 were down significantly from 2004, which included significant early investments in sales organization productivity tools.
          Working Capital and Liquidity. At October 31, 2006, our principal sources of liquidity included cash and cash equivalents totaling of $33.1 million and net accounts receivable of $18.5 million. Our revolving loan agreement with Wells Fargo Bank, N.A., which provided for a maximum $12.5 million line of credit, expired on January 31, 2006. Negotiations are in progress to replace this agreement.
          Working capital, defined as current assets minus current liabilities, was $8.8 million and $25.4 million at October 31, 2006 and 2005, respectively. The decrease in working capital was primarily due to $13.8 million decrease in cash and cash equivalents as discussed above, a $4.2 million decrease in net accounts receivable, offset by a $1.5 million decrease in current deferred revenues. The decrease in receivables reflects lower fourth quarter 2006 orders compared to fourth quarter 2005. The decrease in the current portion of deferred revenues was generally driven by an increase in the average length of subscription periods on orders, resulting in a greater amount being recorded as long-term. Total deferred revenue, including amounts expected to be recognized in periods beyond October 31, 2007, increased $1.4 million, from $40.4 million at the end of 2005 to $41.8 million at the end of 2006.
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
          Contractual Obligations and Commercial Commitments. Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements. In addition, any future borrowings under any revolving loan agreement as discussed above would require future use of cash. On March 3, 2006, we signed a revised agreement with a third-party provider of content used in certain of our software products. Under the revised agreement we were required to pay a total of $3.0 million in non-refundable license fees. These payments are recorded in our balance sheet as product development costs and are being amortized to cost of subscription revenues. The agreement also requires us to pay additional fees on a per-license basis. The agreement expires in October 2007. Total amounts payable under the revised agreement are expected to be comparable to those under the former agreement. Other than this agreement, there were no significant changes to our contractual obligations during the year ended October 31, 2006.

	Payments Due by Period (in thousands)
		1 Year	1 to 3	3 to 5	More than
Contractual Obligations	Total	or Less	Years	Years	5 Years
Operating leases	$6,990	$2,346	$3,529	$962	$153
Royalty agreements	563	250	313	—	—
Capital leases obligations	57	39	18	—	—

Total	$7,610	$2,635	$3,860	$962	$153

          At October 31, 2006, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
          We did not have any off-balance sheet arrangements as of October 31, 2006 or 2005.
Fiscal Year 2007 Outlook
          Sales order growth in 2007 is expected to be in the range of 10% to 15% over 2006 as a result of an anticipated increase in sales productivity and the availability of new products. This growth is expected to occur in the last three quarters of the year.
          Revenue for the year is expected to decline by 6% to 11% from 2006 due to the continued transition from perpetual license orders, for which revenue is recognized up-front upon shipment, to subscription license orders, for which revenue is initially deferred and then recognized over the subscription period. As a result, license fee revenues are expected to decline approximately 50% from 2006, while services revenues are expected to decline by approximately 20%. These declines will be partially offset by an expected increase in subscription revenues. We also expect that the revenue decline will be greater earlier in the year given the expected concentration of order growth in the last three quarters of the year, and the higher mix of subscription orders, for which revenue is initially deferred.
          The total gross profit percentage is expected to be similar to that achieved in 2006, excluding impairment charges. We have taken further actions to reduce our operating costs to partially offset the effect of lower revenues, and amortization expense will be lower due to 2006 impairment charges; therefore, operating expenses are expected to decline by 10% to 12% from 2006, excluding restructuring, impairment and other charges. As a result, the net loss for 2007 is expected to improve by 15% to 30% from the net loss in 2006, excluding restructuring, impairment and other charges, even though revenue will decline. Because we expect the revenue decline to be greater earlier in the year, and a substantial portion of our cost of revenue and operating expenses are fixed, we expect that our gross profit percentage will be lower and our net loss will be greater earlier in the year, and that these will improve as we move through the balance of the year. We expect to achieve profitability in 2008, when the transition from perpetual to subscription license products is largely completed.
          The tax provision in 2007 is expected to be approximately $0.6 million reflecting tax deductible goodwill from a previous acquisition that creates a deferred tax liability that cannot be offset against deferred tax assets.
          Cash and marketable securities at October 31, 2007, are expected to be similar to the balance at the end of 2006, as we expect to continue to heavily invest in new product development, increasing our spending on capitalized product development projects in 2007 from 2006. As a result of the expected order growth and transition to subscription products, we expect deferred revenue to increase by up to 50% by the end of 2007 over the end of 2006.

          These results could vary significantly depending on the level of orders achieved, the timing of those orders, the order mix between perpetual, subscription and services products and the length of subscription periods.
Interest Rate Risk
          As of October 31, 2006, we have no interest-bearing debt, and as a result, have minimal risk relating to interest rate fluctuations. As discussed above, we are in the process of replacing a revolving line of credit we previously had with Wells Fargo Bank, N.A. When we finalize a new agreement, we could be exposed to future interest rate fluctuations.
Foreign Currency Exchange Rate Risk
          Our foreign operations are not a significant component of our business, and as a result, risks relating to foreign currency fluctuation are considered minimal.
New Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based Payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. As discussed above and in Notes 12 and 13 to Consolidated Financial Statements, we adopted SFAS 123(R) at the beginning of fiscal year 2006.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, regarding the process of quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2009 and are currently not expected to have a material effect on our consolidated financial statements.
          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Interpretation 48 is effective for our fiscal year 2008. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)(1) Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of PLATO Learning, Inc.:
          We have completed an integrated audit of PLATO Learning, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, on November 1, 2005.
Internal control over financial reporting
          Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2006 and 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006 and 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 11, 2007

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED OCTOBER 31,
	2006	2005	2004
REVENUES:
License fees	$37,322	$62,527	$86,163
Subscriptions	18,176	17,997	21,572
Services	35,221	41,280	34,066

Total revenues	90,719	121,804	141,801

COST OF REVENUES:
License fees	13,204	17,684	22,736
Subscriptions	9,000	9,576	7,506
Services	17,490	24,354	20,311
Impairment charges	1,089	13,194	—

Total cost of revenues	40,783	64,808	50,553

Gross profit	49,936	56,996	91,248

OPERATING EXPENSES:
Sales and marketing	38,598	49,996	61,586
General and administrative	16,619	18,420	19,469
Product maintenance and development	5,496	5,646	5,973
Amortization of intangibles	3,711	4,322	4,308
Restructuring, impairment and other charges	9,093	6,025	—

Total operating expenses	73,517	84,409	91,336

Operating loss	(23,581)	(27,413)	(88)
OTHER INCOME (EXPENSE):
Interest income	1,684	1,026	432
Interest expense	(34)	(90)	(122)
Other, net	51	(350)	(20)

EARNINGS (LOSS) BEFORE INCOME TAXES:	(21,880)	(26,827)	202
Income tax expense	600	860	2,030

NET LOSS	$(22,480)	$(27,687)	$(1,828)

LOSS PER SHARE:
Basic and diluted	$(0.95)	$(1.18)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,679	23,381	22,637

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	OCTOBER 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$33,094	$46,901
Marketable securities	—	213
Accounts receivable, net	18,529	22,768
Inventories	1,832	4,026
Other current assets	6,346	6,351

Total current assets	59,801	80,259
Equipment and leasehold improvements, net	6,308	5,711
Product development costs, net	25,363	14,753
Goodwill	71,865	71,865
Identified intangible assets, net	10,545	22,505
Other long-term assets	2,348	2,235

Total assets	$176,230	$197,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,685	$2,938
Accrued employee salaries and benefits	5,990	7,772
Accrued liabilities	6,622	8,933
Deferred revenue	33,736	35,218

Total current liabilities	51,033	54,861
Long-term deferred revenue	8,110	5,213
Deferred income taxes	2,531	1,931
Other long-term liabilities	106	496

Total liabilities	61,780	62,501

Commitments and contingent liabilities (see Note 11)
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,761 shares issued and 23,741 outstanding at October 31, 2006; 23,637 shares issued and 23,617 shares outstanding at October 31, 2005	237	236
Additional paid in capital	168,597	166,295
Treasury stock at cost, 20 shares	(205)	(205)
Accumulated deficit	(53,017)	(30,537)
Accumulated other comprehensive loss	(1,162)	(962)

Total stockholders’ equity	114,450	134,827

Total liabilities and stockholders’ equity	$176,230	$197,328

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED OCTOBER 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(22,480)	$(27,687)	$(1,828)

Adjustments to reconcile net loss to net cash provided by operating activities:
Realization of acquired deferred tax assets	—	—	1,422
Deferred income taxes	600	628	608
Impairment charges	7,044	13,194	—
Amortization of capitalized product development costs	7,706	7,272	6,941
Amortization of identified intangible and other long-term assets	5,249	8,352	7,648
Depreciation and amortization of equipment and leasehold improvements	2,408	3,393	3,358
Provision for doubtful accounts	(380)	1,245	2,305
Stock-based compensation	1,650	39	217
Gain on sale of marketable securities	(37)	—	—
Loss on disposal of equipment	166	289	53
Changes in operating assets and liabilities:
Accounts receivable	4,619	17,839	4,786
Inventories	2,194	(1,343)	(22)
Other current and long-term assets	(441)	(1,846)	(1,986)
Accounts payable	1,748	(2,258)	(164)
Other current and long-term liabilities	(4,480)	1,863	(4,183)
Deferred revenue	1,415	(11,144)	7,838

Total adjustments	29,461	37,523	28,821

Net cash provided by operating activities	6,981	9,836	26,993

INVESTING ACTIVITIES:
Capitalized internal product development costs	(15,316)	(9,440)	(9,238)
Purchased product development	(3,000)	—	—
Purchases of equipment and leasehold improvements	(3,172)	(1,400)	(3,615)
Acquisitions, net of cash acquired	—	—	2,460
Purchases of marketable securities	(11,750)	(9,474)	(13,176)
Sales of marketable securities	229	4,559	241
Maturities of marketable securities	11,750	21,000	500

Net cash (used in) provided by investing activities	(21,259)	5,245	(22,828)

FINANCING ACTIVITIES:
Repurchase of common stock	—	—	(205)
Net proceeds from issuance of common stock	741	2,764	1,941
Repayments of capital lease obligations	(90)	(225)	(239)

Net cash provided by financing activities	651	2,539	1,497

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS	(180)	46	(261)

Net increase (decrease) in cash and cash equivalents	(13,807)	17,666	5,401
Cash and cash equivalents at beginning of period	46,901	29,235	23,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,094	$46,901	$29,235

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock				Retained	Accumulated
			Additional		Earnings	Other	Total
		Par	Paid in	Treasury	(Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Stock	Deficit)	Loss	Equity
BALANCES, NOVEMBER 1, 2003	16,370	$164	$123,135	$(11,652)	$(1,022)	$(693)	$109,932
Comprehensive loss:
Net loss	—	—	—	—	(1,828)	—	(1,828)
Unrealized losses on available for sale securities	—	—	—	—	—	(74)	(74)
Foreign currency translation adjustments	—	—	—	—	—	85	85

Total comprehensive loss							(1,817)

Common stock repurchased	(20)	—	—	(205)	—	—	(205)
Exercise of stock options and shares issued under employee stock purchase plan	300	3	1,938	—	—	—	1,941
Stock-based compensation	7	—	217	—	—	—	217
Common stock and warrants issued for acquisitions	6,576	65	40,365	11,652	—	—	52,082
Common stock returned from acquisition	(158)	(1)	(2,699)		—	—	(2,700)

BALANCES, OCTOBER 31, 2004	23,075	231	162,956	(205)	(2,850)	(682)	159,450
Comprehensive loss:
Net loss	—	—	—	—	(27,687)	—	(27,687)
Unrealized gains on available for sale securities	—	—	—	—	—	77	77

Foreign currency translation adjustments	—	—	—	—	—	(357)	(357)

Total comprehensive loss							(27,967)
Exercise of stock options and shares issued under employee stock purchase plan	468	4	2,760	—	—	—	2,764
Stock-based compensation	5	—	39	—	—	—	39
Contingent common stock issued for past acquisition	69	1	540	—	—	—	541

BALANCES, OCTOBER 31, 2005	23,617	236	166,295	(205)	(30,537)	(962)	134,827
Comprehensive loss:
Net loss	—	—	—	—	(22,480)	—	(22,480)
Unrealized gains on available for sale securities	—	—	—	—	—	(23)	(23)
Foreign currency translation adjustments	—	—	—	—	—	(177)	(177)

Total comprehensive loss							(22,680)

Exercise of stock options and shares issued under employee stock purchase plan	117	1	741	—	—	—	742
Stock-based compensation	7	—	1,561	—	—	—	1,561

BALANCES, OCTOBER 31, 2006	23,741	$237	$168,597	$(205)	$(53,017)	$(1,162)	$114,450

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Fiscal Year
          Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2006, 2005, and 2004 relate to the fiscal years ended October 31, 2006, 2005, and 2004, respectively. References to future years also relate to our fiscal year ended October 31.
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
Reclassifications
          Other Revenues: Amounts previously reported as other revenues and other cost of revenues in the consolidated statement of operations for fiscal 2005 and 2004 periods were reclassified beginning in the first quarter of 2006 to conform to the current year presentation. The reclassifications had no effect on previously reported total revenues, total cost of revenues, or gross profit. The table below presents the reconciliation of amounts as previously reported in fiscal year 2005 and 2004 to the amounts as reported in fiscal year 2006. Amounts reclassified to license fees relate to third-party software sold in conjunction with PLATO software, and to third party hardware devices that are the exclusive hardware platform for our Achieve Now software product. Amounts reclassified to services relate to sales of third-party hardware sold in connection with our technical services offering and to bundled software, services, and hardware provided under a Navy contract with the U.S. Department of Defense. We believe the 2006 reclassification of these amounts results in a presentation of revenues and related cost of revenues that is most representative of management’s current view of the Company’s revenue activities.

	Revenue			Cost of Revenue
In thousands	License	Service	Other	License	Service	Other

Year ended October 31, 2005
As previously classified	$57,803	$38,342	$7,662	$12,353	$21,809	$7,876
Reclassifications	4,724	2,938	(7,662)	5,331	2,545	(7,876)

As reclassfied	$62,527	$41,280	$—	$17,684	$24,354	$—

	Revenue			Cost of Revenue
In thousands	License	Service	Other	License	Service	Other

Year ended October 31, 2004
As previously classified	$80,078	$30,030	$10,975	$15,060	$17,373	$10,614
Reclassifications	6,085	4,036	(10,975)	7,676	2,938	(10,614)

As reclassfied	$86,163	$34,066	$—	$22,736	$20,311	$—

Note 2. Summary of Significant Accounting Policies
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
          Included in the balance of accumulated other comprehensive loss is an unrealized gain of $23,000 for October 31, 2005 and an unrealized loss of $54,000 for October 31, 2004 related to available-for-sale securities. As of October 31, 2006, we had no securities classified as available for sale and the gross realized gains and losses from the sale of available-for-sale securities, which are included in other income, were not material in all periods presented.
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
Goodwill and Other Intangible Assets
          We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is not amortized but must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one reporting unit and for purposes of this test use our market capitalization plus a control premium to approximate the fair value of the Company. If our fair value exceeds our book value, our goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If our book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessments as of October 31, 2006 and 2005. Goodwill was not impaired and no impairment charges were recorded.

Long Lived Assets
          We review identified intangible and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values, and discount rates. In 2006 and 2005, we recorded asset impairment charges on certain long-lived purchased technology, customer and trademark assets. See Note 8 for further discussion of these charges.
Financial Instruments
          The carrying value of our marketable securities approximates their fair value due to the short-term nature of these financial instruments. Marketable securities as of October 31, 2005 consisted entirely of common stock.
Revenue Recognition
          We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 104, “Revenue Recognition.” We license software under non-cancelable perpetual license and subscription agreements. We also provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training, and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.
          Revenue from the sale of perpetual licenses is recognized upon meeting the following criteria: (i) a written customer order has been executed, (ii) courseware has been delivered, (iii) the license fee is fixed or determinable, and (iv) collectibility of the fee is probable.
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

          Revenue from the sale of software under subscription arrangements is recognized on a ratable basis over the subscription period starting the later of the first day of the subscription period or when all revenue recognition criteria identified above have been met.
          Services revenue consists of software support and maintenance, which is deferred and recognized ratably over the support period, and consulting, training, and implementation services, which are recognized as the services are performed.
Advertising and Sales Promotion Costs
          Advertising and sales promotion costs, which are expensed as incurred, were $453,000, $1,191,000 and $1,648,000 for 2006, 2005, and 2004, respectively.
Product Development Costs
          Our product development costs relate to the research, development, enhancement, and maintenance of our software products and include employee salary expense, third-party contractor fees, and overhead costs such as facilities expenses. The amortization of capitalized product development costs is included in cost of revenues related to license fees and subscriptions. Research and development costs, relating principally to the design and development of new products prior to the achievement of technological feasibility, and the routine enhancement, and maintenance of existing products, are expensed as incurred.
          We capitalize product development costs when the projects under development reach technological feasibility. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our products. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a product can be produced to meet its design specifications. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins.
          We amortize these costs using the greater of: (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue, or (b) the straight-line method over the estimated useful life of the product, which is four years for all platform, math and science products released after July 2006, and three years for all other products. During all periods presented, we used the straight-line method to amortize the capitalized costs as this method resulted in greater amortization.
          We evaluate our capitalized costs on a quarterly basis to determine if the unamortized cost related to any product, or class of products, exceeds its estimated net realizable value. If an impairment is determined to exist, a related charge is recorded in our statement of operations. In 2005, we recorded asset impairment charges of $4,412,000 related to capitalized product development costs for certain products. See Note 7 for further discussion of these charges. There were no impairment charges on capitalized product development costs in 2006.

          Purchased product development represents non-refundable amounts paid under a revised license agreement, signed in the second quarter of 2006, for software used in one of our subscription products. The amount is being amortized on a straight-line basis through April 2008.
          Fully amortized product development costs are written off when it is determined that these assets are no longer substantially in use in existing products. These write-offs have no effect on total assets or our results of operation.
Stock-Based Compensation
          Effective November 1, 2005, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, we accounted for our stock-based compensation arrangements according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and related interpretations. Accordingly, no related compensation expense was recorded for awards granted with no intrinsic value and the pro forma disclosures required by SFAS 123 were presented in the notes to our consolidated financial statements. See Notes 12 and 13 for additional stock-based compensation disclosures under FAS 123(R).
          The effect of the adoption of SFAS 123(R) on our fiscal year 2006 results was to increase our net loss by $1,650,000, and our net loss per share by $0.07.
          SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were presented as a component of cash flows from operating activities. Due to our tax net operating loss position, we do not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on our cash flows from financing activities for the year ended October 31, 2006.
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

Loss Per Share
          Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period as follows (in thousands):

	2006	2005	2004
Net loss	$(22,480)	$(27,687)	$(1,828)

Basic and diluted weighted average common shares outstanding	23,679	23,381	22,637

Basic and diluted loss per share	$(0.95)	$(1.18)	$(0.08)

          Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share. Therefore, the calculation of diluted loss per share for the periods presented for 2006, 2005 and 2004 excluded the effect of approximately 3,195,000, 2,994,000 and 3,420,000 potential common shares, respectively, as they were anti-dilutive.
Foreign Currency Translation
          The functional currency for each of our foreign subsidiaries is the respective local currency. All assets and liabilities of our foreign subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. Translation adjustments arising from the translation of net assets located outside of the United States (“U.S.”) into U.S. dollars are recorded as a separate component of stockholders’ equity. The cumulative losses related to foreign currency translation adjustments included in stockholders’ equity were $1,162,000 and $985,000 at October 31, 2006 and 2005, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.
Comprehensive Loss
          The components of our comprehensive loss include our net loss, unrealized gains and losses on available for sale marketable securities, and foreign currency translation adjustments. Comprehensive loss for all periods presented is included in our consolidated statements of stockholders’ equity and comprehensive loss.
New Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based Payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. As discussed above and in Notes 12 and 13 to Consolidated Financial Statements, we adopted SFAS 123(R) at the beginning of fiscal year 2006.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, regarding the process of quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2009 and are currently not expected to have a material effect on our consolidated financial statements.
          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Interpretation 48 is effective for our fiscal year 2008. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

Note 3. Supplemental Financial Statement Information
          Supplemental information regarding our inventories is as follows (in thousands):

	October 31,
	2006	2005
Third-party hardware	$1,027	$1,779
Media, documenation, and packaging materials	805	2,247

	$1,832	$4,026

          Supplemental information regarding our cash flows is as follows (in thousands):

	2006	2005	2004
Cash paid for interest	$34	$90	$76
Cash paid for income taxes	28	274	443
Liabilities assumed in acquisitions	—	—	28,365
Assets acquired in acquisitions	—	—	29,308
Non-cash investing and financing activities:
Common stock and warrants issued for acquisitions	—	541	52,082
Common stock returned from acquisition	—	—	2,700
Capital lease obligations incurred	—	113	—
Note 4. Acquisitions
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
Note 5. Accounts Receivable
          The components of accounts receivable at October 31 were as follows (in thousands):

	2006	2005
Trade accounts receivable	$18,450	$21,930
Installment accounts receivable	1,007	2,485
Allowance for doubtful accounts	(928)	(1,647)

	$18,529	$22,768

          Installment receivables to be billed more than one year after the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $24,000 at October 31, 2006 and $132,000 at October 31, 2005.

          The allowance for doubtful accounts activity was as follows (in thousands):

	2006	2005	2004
Balance, November 1	$1,647	$2,712	$4,254
Provision for doubtful accounts, net of other reserve adjustments	(380)	1,245	2,305
Write-offs, net of recoveries	(339)	(2,310)	(3,847)

Balance, October 31	$928	$1,647	$2,712

          The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.
Note 6. Equipment and Leasehold Improvements
          The components of equipment and leasehold improvements at October 31 were as follows (in thousands):

	2006	2005
Equipment	$13,931	$13,855
Leasehold improvements	4,440	4,362

Total	$18,371	$18,217

Accumulated depreciation and amortization	(12,063)	(12,506)

	$6,308	$5,711

          Depreciation and amortization expense was $2,408,000, $3,393,000, and $3,358,000 for 2006, 2005, and 2004, respectively.
Note 7. Product Development Costs
          A reconciliation of capitalized product development costs is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2004	$35,951	$(18,835)	$17,116
Capitalized internal product development costs	9,440	—	9,440
Amortization	—	(7,272)	(7,272)
Write-off of fully amortized costs	(7,633)	7,633	—
Impairments	(7,569)	3,157	(4,412)
Currency translation	(1,047)	928	(119)

Balance, October 31, 2005	29,142	(14,389)	14,753
Capitalized internal product development costs	15,316	—	15,316
Purchased product development	3,000	—	3,000
Amortization	—	(7,706)	(7,706)
Write-off of fully amortized costs	(6,881)	6,881	—

Balance, October 31, 2006	$40,577	$(15,214)	$25,363

          Purchased product development represents non-refundable amounts paid under a revised license agreement, signed in the second quarter of 2006, for software used in one of our subscription products. The amount is being amortized on a straight-line basis through April 2008.
          Amortization expense related to capitalized product development costs was $7,706,000, $7,272,000, and $6,941,000 for 2006, 2005, and 2004, respectively, and is included as a component of cost of revenues related to license fees and subscriptions in the consolidated statements of operations.
          In 2005, we recorded impairment charges of $4,412,000 related to capitalized product development costs. These charges, which are reported in cost of revenues, resulted from our evaluation of expected future revenues from certain products, given our 2005 financial performance, and changes in product strategies formalized in the fourth quarter. These product strategy changes were driven by the completion of our strategic planning process in 2005, and by the implementation of a formal product life cycle and investment review process. The charges were primarily related to instructional management and delivery platform products which began to be phased out when a replacement product was released in 2006.
          In 2006 and 2005, we wrote off approximately $6,881,000 and $7,633,000 of product development costs and related accumulated amortization which was fully amortized and are no longer considered substantially in use with existing products as of November 1, 2005 and 2004, respectively.
Note 8. Goodwill and Identified Intangible Assets
          Goodwill has been recorded for the excess of the purchase price of acquisitions over the fair value of identified tangible and intangible assets less the fair value of liabilities assumed in these acquisitions.
          There were no changes in goodwill during 2006. The changes in goodwill during 2005 were as follows (in thousands):

Balance, October 31, 2004	$71,267
Release of shares from escrow	541
Income tax adjustment	233
Foreign currency translation	(176)

Balance, October 31, 2005	$71,865

          Identified intangible assets subject to amortization, resulting from our previous acquisitions, were as follows (in thousands):

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Acquired technology	$21,940	$(17,850)	$4,090	$23,029	$(16,645)	$6,384
Trademarks and tradenames	2,892	(2,744)	148	3,680	(2,036)	1,644
Customer relationships and lists	21,100	(14,793)	6,307	21,100	(6,644)	14,456
Noncompete agreements	1,000	(1,000)	—	1,000	(979)	21

	$46,932	$(36,387)	$10,545	$48,809	$(26,304)	$22,505

          Amortization expense and impairment charges related to the identified intangible assets presented above were as follows (in thousands):

	Fiscal Years Ended
	October 31,
	2006	2005	2004
Cost of revenues:
Amortization expense	$1,206	$3,781	$3,340
Impairment charges	1,089	8,782	—

	2,295	12,563	3,340

Operating expenses
Amortization expense	3,710	4,321	4,308
Impairment charges	5,955	—	—

	9,665	4,321	4,308

	$11,960	$16,884	$7,648

          The estimated future amortization expense for the identified intangible assets presented above is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
2007	$821	$1,740	$2,561
2008	821	1,550	2,371
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
Thereafter	526	—	526

	$4,090	$6,455	$10,545

          The future amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

          In 2006, we recorded impairment charges totaling $7,044,000 on identified intangible assets acquired in previous acquisitions. Impairment charges on identified technology assets totaled $1,089,000 and were recorded in cost of revenues. These charges were triggered by our 2006 financial performance and resulting reduction in estimated future cash flows attributable to these assets. Impairment charges on identified customer and trademark intangible assets totaled $5,955,000 and are reported in operating expenses. These charges were also triggered by our 2006 actual financial performance and resulting reductions in anticipated future revenues attributable to these assets. The expected revenue reductions related primarily to accelerated declines we experienced in the sale of certain perpetual license or maturing products sold to the identified customer base, or that contain these trademarks.
          In 2005, we recorded impairment charges of $8,782,000 related to acquired technology assets. These impairment charges, which are reported in cost of revenues, resulted from our evaluation of expected future revenues from certain products given our 2005 financial performance, and changes in product strategies formalized in the fourth quarter of 2005. These charges were primarily related to products which were expected to be replaced sooner than originally anticipated which, together with our 2005 financial performance, resulted in a decrease in the anticipated future cash flows from these products relative to the cash flows expected at the time these assets were purchased.
Note 9. Debt
Revolving Loan
          Our revolving loan agreement with Wells Fargo Bank, N.A., which provided for a maximum $12.5 million line of credit, expired January 31, 2006. There were no borrowings outstanding at October 31, 2005. Negotiations are in progress to replace this agreement.
Capital Lease Obligations
          At October 31, 2006, we were obligated under various capital leases for equipment. Amounts due in the next twelve months under these leases are classified as a current liability in the consolidated balance sheets.
          Scheduled maturities of capital lease obligations are as follows (in thousands):

2007	$39
2008	18

$57

Note 10. Deferred Revenue
          The components of deferred revenue were as follows (in thousands):

	October 31,
	2006	2005
License fees	$2,282	$5,736
Subscriptions	20,192	12,546
Services	19,372	22,149

Total	41,846	40,431
Less: long-term portion	(8,110)	(5,213)

Current portion	$33,736	$35,218

          The long-term portion of deferred revenues represents amounts we expect to recognize as revenue in periods beyond one year from the balance sheet date.
Note 11. Commitments and Contingent Liabilities
Operating Leases
          We lease our various office facilities. Certain of these operating leases contain renewal options, escalation clauses and requirements that we pay taxes, insurance and maintenance costs. Estimated amounts for these costs are included in future minimum rental payments. Commitments for future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2007	$2,346
2008	1,970
2009	1,559
2010	866
2011	96
Thereafter	153

$6,990

          Rent expense was $4,101,000, $3,099,000, and $3,793,000 for 2006, 2005, and 2004, respectively. Amounts for 2006 and 2005 include rent expenses accrued for vacated facilities as discussed in Note 14. In 2006, accrued vacated facilities rent expense was reduced by $322,000 due to actual or expected subleasing arrangements for two of our U.K. facilities.
Royalty Agreements
          We have entered into various third-party product royalty agreements, which provide for future minimum royalty payments of approximately $563,000 through 2009.
401(k) Plan
          We have a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 6 months of service with the Company. Our discretionary contributions are funded each year and totaled $576,000 in 2006, $650,000 in 2005, and $708,000 in 2004.
Employment Agreements
          As of October 31, 2006, we had entered into various employment agreements with our executive officers, which provide for aggregate severance payments of up to approximately $4,960,000, subject to certain conditions and events.

Legal Proceedings
          As previously disclosed, Credit Suisse First Boston and several of its clients, including Lightspan, Inc. (which we acquired in November 2003), were defendants in a securities class action lawsuit captioned Liu, et al. v. Credit Suisse First Boston Corp., et al. in the United States District Court for the Southern District of New York. The complaint alleged that Credit Suisse First Boston, its affiliates, and the securities issuer defendants (including Lightspan, Inc.) manipulated the price of the issuer defendants’ shares in the post-initial public offering market. On April 1, 2005, the complaint was dismissed with prejudice, and all subsequent plaintiff motions and appeals have been denied or rejected, including a final petition to the U.S. Supreme Court for a writ of certiorari which was denied on December 4, 2006.
          From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of October 31, 2006, we were not party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.
Note 12. Stockholders’ Equity
Common Stock Issued
          Shares of common stock issued for the exercise of options and warrants and for purchases under our employee stock purchase plan were 117,000, 468,000, and 300,000 shares for 2006, 2005, and 2004, respectively.
Common Stock Repurchased
          No shares of common stock were repurchased in 2006.
Stock Incentive and Stock Option Plans
          Prior to November 1, 2005, we adopted various stock incentive plans (“Prior Stock Plans”) that authorized the granting of stock options, stock appreciation rights, and stock awards to directors, officers, and key employees, subject to certain conditions, including continued employment. Stock options under these plans were granted with an exercise price equal to the fair market value of our common stock on the date of grant. Options granted to our outside directors were exercisable immediately. All other options granted become exercisable ratably over a service period of two to four years and expire, if unexercised, after eight or ten years from the grant date.
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

          In addition to these plans, we also have an Employee Stock Purchase Plan under which employees are entitled to purchase our common stock at a 15% discount to the market price at the beginning or end of the quarterly purchase period as defined in the plan, which ever is lower. In December 2005, we also entered into “Bonus Unit” agreements with certain employees under which these employees are eligible for cash compensation equal to the number of bonus units multiplied by the market price of our common stock on each of October 31, 2006, 2007 and 2008, provided they are employed with us on those dates. At October 31, 2006, a total of 45,000 bonus units were outstanding. As these awards are payable in cash, estimated amounts payable under these agreements are adjusted with changes in the market price of our stock and are classified as a liability in the condensed consolidated balance sheet.
          Stock option transactions under these plans were as follows (share amounts in thousands):

	2006	2005	2004
Options outstanding at beginning of year	2,652	3,093	2,659
Options granted	827	1,243	753
Options exercised	(90)	(455)	(128)
Options forfeited or expired	(513)	(1,229)	(191)

Options outstanding at end of year	2,876	2,652	3,093

Options exercisable at end of year	2,037	2,169	2,010

Weighted average exercise prices:
Outstanding at beginning of year	$9.51	$10.54	$10.33
Granted	7.63	7.36	10.63
Exercised	6.60	5.90	5.43
Forfeited	10.79	11.35	11.24
Outstanding at end of year	8.83	9.51	10.54
Exercisable at end of year	$9.38	$10.05	$11.03
          Stock options outstanding and exercisable at October 31, 2006 were as follows (share amounts in thousands):

		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Years	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$3.75 - $7.08	637	4.8	$6.22	436	$5.84
$7.14 - $7.50	350	6.0	7.37	350	7.37
$7.60 - $7.60	629	7.1	7.60	—	—
$7.76 - $10.26	588	6.1	8.16	579	8.16
$10.40 - $23.62	672	4.2	13.79	672	13.79

	2,876	5.6	$8.83	2,037	$9.38

Common Stock Warrants
          At October 31, 2006, warrants to purchase 200,000 shares of our common stock were outstanding at an exercise price of $17.00 per share. These warrants expire in May 2007.
Note 13. Stock-Based Compensation
          As described in Note 2, effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to October 31, 2005, and the unvested portion of awards granted to employees prior to November 1, 2005. We use the straight-line method to recognize compensation expense over the requisite service period of the award, which we have determined to be the vesting period, and an annual pre-vesting forfeiture rate of 8%, which was determined based on historical pre-vesting forfeiture data. The fair value of option awards in 2006 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

Expected life	4.3 years
Risk-free rate of return	4.4% - 5.1%
Volatility	49.0%
Dividend yield	0.0%
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
          Total stock-based compensation expense recorded for the fiscal year ended October 31, 2006 and 2005 was $1,650,000 and $39,000, respectively.
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

          No income tax benefits were recognized related to this compensation expense due to the full valuation allowance provided on our deferred income tax assets as described in Note 15.
          Our pro forma net loss and pro forma loss per share for the fiscal year ended October 31, 2005 and 2004, including pro forma stock-based compensation expense as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, were as follows (in thousands, except per share amounts):

	2005	2004
Net loss, as reported	$(27,687)	$(1,828)
Stock-based compensation expense included in reported net loss	39	217
Stock-based compensation expense determined using the fair value based method for all awards	(5,204)	(4,751)

Pro forma net loss	$(32,852)	$(6,362)

Basic and diluted per share:
As reported	$(1.18)	$(0.08)

Pro forma	$(1.41)	$(0.28)

          The weighted-average fair value of options granted and the assumptions used in the Black-Scholes stock option pricing model for 2005 and 2004 were as follows:

	2005	2004
Fair value of options granted	$4.18	$6.12
Expected life (years)	5	5
Risk-free rate of return	3.9%	3.4%
Volatility	62.0%	67.0%
Dividend yield	0.0%	0.0%
          The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the fiscal year ended October 31, 2006 and 2005 was approximately $162,000 and $699,000, respectively. The total intrinsic value of all options outstanding at October 31, 2006 and 2005 was $132,000 and $135,000, respectively. The weighted average fair value of options granted during the fiscal year ended October 31, 2006 and 2005 was $3.41 per share and $4.18 per share, respectively.
          As of October 31, 2006 the total unrecognized compensation cost related to unvested stock-based compensation arrangements was approximately $2.2 million and the related weighted average period over which it is expected to be recognized is approximately three years.

Note 14. Restructuring, Impairment and Other Charges
          Restructuring, impairment and other charges are summarized as follows (in thousands):

	2006	2005
Restructuring charges:
Severance and related benefits for U.K. headcount reduction	$—	$920
Severance and related benefits for U.S. and Canada headcount reduction	1,450	2,193
U.K. facility closure liabilities	1,557	519
Other	131	616

	3,138	4,248

Impairment charges:
Identified intangible assets	7,044	8,782
Capitalized product development	—	4,412

Other charges:
Executive officer changes	—	1,595
Other	—	182

	$10,182	$19,219

Amounts included in:
Cost of revenue	$1,089	$13,194
Operating expenses	9,093	6,025

	$10,182	$19,219

Restructuring Charges
          Fiscal Year 2006: In the first nine months of fiscal year 2006, we reduced headcount in the U.S. as a continuation of restructuring activities initiated in October 2005 as discussed further below. These actions resulted in severance and related costs totaling $264,000.
          In October 2006, we initiated plans to reduce additional U.S. sales and general and administrative headcount based on fourth quarter financial performance and the resulting impact on our financial plans for 2007. Severance and related costs of $1,186,000 were recorded related to these actions. In addition to these charges, we also recorded $1,557,000 related to lease commitments on our remaining facility in the United Kingdom (“U.K”) which was vacated in the fourth quarter 2006.
          Fiscal Year 2005: In January 2005, we reduced headcount by 30 positions and closed certain facilities in the U.K. Severance costs of $452,000 and facility closing costs of $313,000 were recorded during 2005 related to these actions. Also in January 2005, we reduced headcount in the United States to reduce management layers and improve efficiency. Eight positions were eliminated and severance charges of $417,000 were recorded related to these actions.

          In October 2005, as part of our ongoing evaluation of our U.K. operations, we initiated plans to reduce headcount by an additional 22 positions and close certain facilities. Severance costs of $468,000, facility closing costs of $138,000, and other costs of $454,000 were recorded related to these actions. Also in October 2005, we reduced headcount by 80 positions in the United States and Canada. Severance costs of $1,776,000 and facility closing costs of $68,000 were recorded related to these actions.
          Although all restructuring activities are expected to be substantially completed by the end of the first quarter of fiscal year 2007, additional restructuring charges may be incurred in 2007 based on financial performance throughout the year.
          The restructuring reserve activity was as follows (in thousands):

	Severance
	and related	Facility
	benefits	closings	Other	Total
Reserve balance at October 31, 2004	$—	$—	$—	$—
Provision for restructuring	3,113	519	616	4,248
Cash payments	(1,515)	(342)	(215)	(2,072)

Reserve balance at October 31, 2005	1,598	177	401	2,176
Provision for restructuring	1,450	1,557	131	3,138
Cash payments	(1,816)	(208)	(169)	(2,193)
Other	—	—	(47)	(47)

Reserve balance at October 31, 2006	$1,232	$1,526	$316	$3,074

Impairment Charges
          The impairment charges on product development and acquired identified intangible assets are more fully described in Note 7 and 8 to consolidated financial statements, respectively.
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
Note 15. Income Taxes
          The components of loss before income taxes were as follows (in thousands):

	2006	2005	2004
United States	$(19,255)	$(17,735)	$3,115
Foreign	(2,625)	(9,092)	(2,913)

	$(21,880)	$(26,827)	$202

          The components of income tax expense (benefit) were as follows (in thousands):

	2006	2005	2004
Federal	$600	$608	$1,874
State and local	—	252	156

	$600	$860	$2,030

Current tax expense	$—	$252	$1,422
Deferred tax expense	600	608	608

	$600	$860	$2,030

          In 2006, income tax expense of $600,000 was related to tax deductible goodwill. Income tax expense of $860,000 in 2005 consisted of $252,000 of state income taxes, and $608,000 related to tax deductible goodwill. Income tax expense was $2,030,000 for 2004, as a result of taxable income from our U.S. operations, and goodwill was reduced by $1,422,000 to reflect the use of deferred tax assets that cannot be recognized as a tax benefit.
          Income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows (in thousands):

	2006	2005	2004
U.S. federal statutory rate at 34%	$(7,439)	$(9,121)	$69
State taxes, net of U.S. federal income tax	—	252	155
Goodwill	600	608	608
Nondeductible expenses	130	162	163
No benefit from foreign loss	892	3,091	990
Increase in deferred tax valuation allowance	6,417	5,868	—
Other	—	—	45

	$600	$860	$2,030

          The components of the net deferred tax liability at October 31 were as follows (in thousands):

	2006	2005
Current:
Accrued liabilities and reserves	$4,085	$5,620
Valuation allowance	(4,085)	(5,620)

Net current deferred tax asset	—	—

Long-term:
Net operating loss carryforward	45,507	35,078
Tax credit carryforwards	608	608
Product development expense recognition	3,435	8,278
Equipment basis difference	153	415
Identified intangible asset basis difference	(4,756)	(10,722)
Goodwill basis difference	(2,531)	(1,931)
Other	701	(418)
Valuation allowance	(45,648)	(33,239)

Net long-term deferred tax liability	(2,531)	(1,931)

	$(2,531)	$(1,931)

          We had a net deferred tax liability of $2,531,000 and $1,931,000 at October 31, 2006 and 2005, respectively, related to tax deductible goodwill from a previous acquisition. As this goodwill is amortized for tax purposes (but not for book purposes), the book basis of the goodwill will further exceed the tax basis, resulting in increases to the related deferred tax liability. The timing of the reversal of this difference is considered indefinite because it will not reverse until the underlying assets that created the goodwill are disposed of or sold. Accordingly, this timing difference cannot be used to support the realization of other deferred tax assets which have definite lives. We expect this liability to increase by approximately $600,000 per year, up to a total amount of approximately $8,500,000.
          At October 31, 2006 and 2005, our deferred tax assets were fully reserved. At October 31, 2006, approximately $42,249,000 of the gross deferred tax asset relates to our net operating loss carryforwards in the U.S. of approximately $105,622,000, which expire in varying amounts between 2007 and 2026. Also included in our gross deferred tax asset was $3,258,000 for our net operating loss carryforwards of approximately $10,656,000 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these jurisdictions.
          Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity. As a result of the merger, we acquired approximately $290,000,000 of Lightspan’s net operating loss carryforwards. However, based on the limitations of Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards is limited to approximately $3,200,000 per year. Accordingly, only approximately $45,000,000 of the acquired net operating loss carryforwards are available to the combined entity and are included in the previously disclosed U.S. net operating loss carryforwards of approximately $105,622,000.

          The combined net operating loss carryforwards at the acquisition date, which represent the majority of the merged company’s deferred tax assets at that date, were reviewed for realization primarily based upon historical results and secondarily upon projected results. Lightspan had historically incurred significant operating losses, which carry more weight than the projected results. Consequently our historical combined operating results were insufficient to support the combined post-merger deferred tax assets. As a result, net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, which cannot be used to support realization of the other net deferred tax assets, were fully reserved for in the purchase accounting for the Lightspan acquisition thereby increasing goodwill. Any subsequent reversal of the valuation allowance recorded on the combined entity’s pre-acquisition net deferred tax assets will be recorded as a reduction of goodwill, as opposed to a reduction of income tax expense in the consolidated financial statements.
          A similar analysis and judgment has resulted in a full valuation allowance being placed on the deferred tax assets generated subsequent to the acquisition of Lightspan. Subsequent realization of these post-combination deferred tax assets will be recorded as a reduction of income tax expense in the year realized, but not until the pre-acquisition deferred tax assets are fully utilized.
Note 16. Segment And Geographic Information
          We operate in one industry segment, which is the development and marketing of educational software and related services. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the product and services are sold. Information about our geographic operations is as follows (in thousands):

	2006	2005	2004
Revenues from unaffiliated customers:
United States	$88,349	$117,406	$137,137
Foreign	2,370	4,398	4,664

	$90,719	$121,804	$141,801

Long-term assets (at October 31):
United States	$116,406	$116,824	$130,597
Foreign	23	245	8,985

	$116,429	$117,069	$139,582

Note 17. Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	January 31	April 30	July 31	October 31	Total
2006:
Revenues	$23,486	$19,975	$23,456	$23,802	$90,719
Gross profit	13,490	10,158	13,692	12,596	49,936
Operating expenses	16,970	16,307	15,738	24,502	73,517
Net loss (1)	(3,197)	(5,899)	(1,791)	(11,593)	(22,480)
Basic and diluted loss per share (2)	$(0.14)	$(0.25)	$(0.08)	$(0.49)	$(0.95)

2005:
Revenues	$25,455	$31,429	$31,239	$33,681	$121,804
Gross profit	11,884	18,325	19,006	7,781	56,996
Operating expenses	22,388	21,186	19,163	21,672	84,409
Net loss (3)	(10,527)	(2,954)	(311)	(13,895)	(27,687)
Basic and diluted loss per share (2))	$(0.46)	$(0.13)	$(0.01)	$(0.59)	$(1.18)

(1)	In the fourth quarter of 2006, we incurred $1,089 of asset impairment charges related to certain identified technology intangible assets. These charges were recorded in cost of revenues, which reduced gross profit. Restructuring, impairment and other charges of $9,093 were included in operating expenses. See Notes 7, 8 and 14 to the Consolidated Financial Statements.

(2)	The sum of the quarterly loss per share does not equal the annual loss per share due to changes in average shares outstanding.

(3)	In the fourth quarter of 2005, we incurred $13,194 of asset impairment charges related to certain capitalized product development and purchased technology assets. These charges were recorded in cost of revenues and reduced gross profit. Restructuring and other charges of $6,025 were included in operating expenses. See Notes 7, 8 and 14 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 31, 2006.
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
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of October 31, 2006.
          Our assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

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
          None.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our directors and identification of an audit committee financial expert is set forth under the captions “Election of Directors” and “Committees and Meetings of the Board of Directors” in our 2007 Proxy Statement and is incorporated herein by reference.
          Information with respect to our Executive Officers as of January 1, 2007 is as follows:

Name	Age	Position
Michael A. Morache	56	President and Chief Executive Officer
David W. Smith	62	Executive Chairman
Laurence L. Betterley (1)	52	Senior Vice President and Chief Financial Officer
James (Brian) Blaydes	39	Vice President, K-12 Sales
Richard M. Ferrentino	51	Vice President, Post-Secondary Sales
Robert C. Hickcox	53	Vice President, Professional Services
David H. LePage	60	Senior Vice President, Operations
James T. Lynn	54	Vice President and Chief Technology Officer
Jill V. Lyttle	51	Vice President, Human Resources
Robert J. Rueckl (1)	45	Vice President, Controller and Chief Accounting Officer

(1)	On January 5, 2007, we announced the resignation of Mr. Betterley as Chief Financial Officer of the Company. Mr. Rueckl has been appointed as his replacement effective January 17, 2007.
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
          Laurence L. Betterley joined PLATO Learning in June 2004 as Vice President, Finance and Chief Accounting Officer and in November 2004 became Senior Vice President and Chief Financial Officer. Prior to that, he was Senior Vice President and Chief Financial Officer of

Diametrics Medical, Inc., a publicly-held medical device company, from 1996 through 2003. From 1984 to 1996, Mr. Betterley was with Cray Research. Inc., a publicly-traded developer, manufacturer and worldwide marketer of high performance computing systems, serving in various roles including Chief Financial Officer, Vice President – Finance and Administration and Corporate Controller. Mr. Betterley began his professional career at Deloitte & Touche.
          James (Brian) Blaydes has been with PLATO Learning for more than eleven years, and currently serves as Vice President, K-12 Sales. Mr. Blaydes joined PLATO Learning in 1995 and, prior to his current role, has held positions of increasing responsibility including Account Manager, District Manager, and Regional Vice President. Prior to joining PLATO Learning, he held sales and marketing positions at Government Service Automation.
          Richard M. Ferrentino has been with PLATO Learning for four years, and currently serves as Vice President, Post-Secondary Sales. Prior to this role, he managed the science development and CyberEd catalog business for PLATO Learning for two years. Mr. Ferrentino has been in the education technology industry for almost 20 years, serving in a variety of sales, marketing, and general management roles, including General Manager of Wicat Systems, Senior Vice President of Sales and Service at Jostens Learning, and President of Invest Learning.
          Robert C. Hickcox, joined PLATO Learning in June 2005 as Vice President and Chief Information Officer and in July 2006 became Vice President, Professional Services. Prior to that, he was an independent consultant from 2001 to 2005 after a six-year career with NCS Pearson, where he most recently held the position of Vice President and Chief Information Officer. Mr. Hickcox’s business experience also includes various management positions with Digital Equipment Corporation, as well as several commissioned officer positions within the United States Air Force.
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
          Robert J. Rueckl joined PLATO Learning in June 2005 as Vice President, Controller and Chief Accounting Officer. Prior to that, Mr. Rueckl held the positions of Executive Vice President and Chief Financial Officer, and Vice President, Controller at Zomax Incorporated, a publicly held supply chain services company. From 1996 to 2002, Mr. Rueckl held several senior finance positions at ADC Telecommunications. Prior to ADC, Mr. Rueckl spent five years at Cray Research in several accounting and finance positions, and six years in the audit practice of KPMG.

          The information required by Item 405 of Regulation S-K is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement and is incorporated herein by reference.
Code of Ethics
          We have adopted a code of business conduct and ethics for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers, and senior financial personnel, a copy of which is available on our web site (www.plato.com). We intend to post on our web site any material changes to, or waiver from, our code of business conduct and ethics, if any, within four business days of any such event.
ITEM 11. EXECUTIVE COMPENSATION.
          The information required by Item 11 of this Annual Report on Form 10-K is set forth under the captions “Director Compensation” and “Executive Compensation” in our 2007 Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          Our equity compensation plan information as of October 31, 2006 is as follows:

	Number of Securities
	to be Issued Upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by security holders	2,876,000	$8.83	1,931,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,876,000	$8.83	1,931,000

          All other information required by Item 12 of this Annual Report on Form 10-K is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by Item 13 of this Annual Report on Form 10-K is set forth under the captions “Certain Relationships and Related Transactions” and “Other Compensation Arrangements” in our 2007 Proxy Statement and is incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Fees Paid to Principal Accountants” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as a part of this report:
1.	Financial Statements.

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm as set forth in Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations for the fiscal years ended October 31, 2006, 2005, and 2004.

Consolidated Balance Sheets as of October 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2006, 2005, and 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended October 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

The schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits.

See “Exhibit Index” on page 76 of this Annual Report on Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated by reference herein.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATO LEARNING, INC.
January 12, 2007	By	/s/ Michael A. Morache Michael A. Morache
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 12, 2007.

Signature:	Title:

/s/ Michael A. Morache	President and Chief Executive Officer
Michael A. Morache	(principal executive officer)

/s/ Laurence L. Betterley	Senior Vice President and Chief Financial Officer
Laurence L. Betterley	(principal financial officer)

/s/ Robert J. Rueckl	Vice President, Controller and Chief Accounting Officer
Robert J. Rueckl	(principal accounting officer)

*
David W. Smith	Executive Chairman

*
Joseph E. Duffy	Director

*
Ruth L. Greenstein	Director

Thomas G. Hudson	Director

*
Debra A. Janssen	Director

*
Susan E. Knight	Director

*
M. Lee Pelton	Director

*
Robert S. Peterkin	Director

*
J. Ted Sanders	Director

*
Warren Simmons	Director

*	By	/s/ Laurence L. Betterley Laurence L. Betterley
Attorney-in Fact

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended: October 31, 2006	Commission File No. 0-20842

Exhibit
Number	Description

3.01	Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).

3.02	Amended and Restated Bylaws of PLATO Learning, Inc., Amended as of September 15, 2005, are incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842).

3.03	Certificate of Amendment of Amended Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).

3.04	Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

3.05	Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

4.01	Form of Stock Certificate is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).

10.01	Lease for Bloomington, Minnesota office is incorporated by reference to Exhibit 10.08 of our Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842).

10.02	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K dated June 21, 2006.

10.03	1997 Stock Incentive Plan is incorporated by reference to Appendix A of our 1997 Proxy Statement (File Number 0-20842). *

10.04	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B of our 1997 Proxy Statement (File Number 0-20842). *

10.05	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45228). *

Exhibit
Number	Description

10.06	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45230).*

10.07	PLATO Learning, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.39 of our Current Report on Form 8-K/A, Amendment No. 1, dated March 3, 2005 (File Number 0-20842). *

10.08	Resale Restriction Agreement is incorporated by reference to Exhibit 10.56 of our Current Report on Form 8-K dated October 26, 2005 (File Number 0-20842).*

10.09	Forms of stock option agreement for 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.39 of our Current Report on Form 8-K dated December 7, 2005 (File Number 0-20842). *

10.10	PLATO Learning, Inc. 2006 Stock Incentive Plan, is incorporated by reference to Exhibit 10.29, 10.30 and 10.51 of our Current Report on Form 8-K, dated March 8, 2006 (File Number 0-20842).*

10.11	PLATO Learning, Inc. 1993 Employee Stock Purchase Plan (As Amended by the Second Amendment), incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K dated March 23, 2006 (File Number 0-20842).*

10.12	PLATO Learning, Inc. 2007 Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.57 of our Current Report on Form 8-K dated December 13, 2006 (File Number 0-20842).*

10.13**	PLATO Learning, Inc. 2006 Stock Incentive Plan, as amended.*

10.14**	Forms of stock appreciation rights agreement for 2006 Stock Incentive Plan.*

10.15**	PLATO Learning, Inc. 1993 Employee Stock Purchase Plan (As Amended and Restated).*

10.16	Employment Agreement, dated as of February 28, 2005, by and between PLATO Learning, Inc. and Michael A. Morache, is incorporated by reference to Exhibit 10.50 of our Current Report on Form 8-K/A, Amendment No. 1, dated February 28, 2005 (File Number 0-20842). *

10.17	Employment Agreement with Larry Betterley is incorporated by reference to Exhibit 10.46 of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842). *

10.18	Employment Agreement with David H. LePage is incorporated by reference to Exhibit 10.47 of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842). *

10.19	Employment Agreement with Jill Lyttle is incorporated by reference to Exhibit 10.49 of our Current Report on Form 8-K dated December 13, 2004 (File Number 0-20842). *

10.20	Employment Agreement with James T. Lynn is incorporated by reference to Exhibit 10.51 of our Current Report on Form 8-K dated May 5, 2005 (File Number 0-20842). *

10.21	Employment Agreement with Robert C. Hickcox is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 17, 2005 (File Number 0-20842). *

10.22	Employment Agreement with James (Brian) Blaydes is incorporated by reference to Exhibit 10.53 of our Current Report on Form 8-K dated June 27, 2005 (File Number 0-20842). *

Exhibit
Number	Description

10.23	Employment Agreement with Robert J. Rueckl is incorporated by reference to Exhibit 10.53 of our Current Report 10-Q dated September 9, 2005 (File Number 0-20842).*

10.24**	Directors Compensation Plan, as amended. *

10.25	Fiscal 2005 Executive Annual Incentive Plan is incorporated by reference to Exhibit 10.42 of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842). *

10.26	Fiscal 2005 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.55 of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842). *

10.27	Fiscal 2006 Executive Annual Incentive Plan is incorporated by reference to Exhibit 10.42 of our Current Report on Form 8-K dated October 26, 2005 (File Number 0-20842). *

21.01	Subsidiaries of the Registrant is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2004 (File Number 0-20842).

23.01**	Consent of Independent Registered Public Accounting Firm.

24.01**	Power of Attorney.

31.01**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan, contract or arrangement

**	Filed herewith