Form 10-Q
period 2007-01-31
PLATO LEARNING INC
filed 2007-03-12
CIK 893965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,756,622 shares of common stock, $.01 par value, outstanding as of February 28, 2007.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended January 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2007	2006
REVENUES
License fees	$4,642	$9,049
Subscriptions	5,153	4,356
Services	7,231	10,081

Total revenues	17,026	23,486

COST OF REVENUES
License fees	2,282	2,973
Subscriptions	3,198	2,241
Services	3,182	4,782

Total cost of revenues	8,662	9,996

GROSS PROFIT	8,364	13,490

OPERATING EXPENSES
Sales and marketing	7,721	9,734
General and administrative	3,214	4,648
Product maintenance and development	1,768	1,539
Amortization of intangibles	457	969
Restructuring and other charges	—	80

Total operating expenses	13,160	16,970

OPERATING LOSS	(4,796)	(3,480)

Other income, net	420	433

LOSS BEFORE INCOME TAXES	(4,376)	(3,047)

Income tax expense	150	150

NET LOSS	$(4,526)	$(3,197)

LOSS PER SHARE
Basic and diluted	$(0.19)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,729	23,629

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	January 31,	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,637	$33,094
Accounts receivable, net	12,605	18,529
Inventories	1,469	1,832
Other current assets	5,644	6,346

Total current assets	44,355	59,801

Equipment and leasehold improvements, net	6,413	6,308
Product development costs, net	26,808	25,363
Goodwill	71,865	71,865
Identified intangible assets, net	9,882	10,545
Other long-term assets	2,273	2,348

Total assets	$161,596	$176,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,882	$4,685
Accrued compensation	3,928	5,990
Other accrued liabilities	5,305	6,622
Deferred revenue	29,691	33,736

Total current liabilities	40,806	51,033

Long-term deferred revenue	8,090	8,110
Deferred income taxes	2,681	2,531
Other long-term liabilities	—	106

Total liabilities	51,577	61,780

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,777 shares issued and 23,757 shares outstanding at at January 31, 2007; 23,761 shares issued and 23,741 shares outstanding at October 31, 2006	238	237
Additional paid-in capital	168,749	168,597
Treasury stock at cost	(205)	(205)
Accumulated deficit	(57,536)	(53,017)
Accumulated other comprehensive loss	(1,227)	(1,162)

Total stockholders’ equity	110,019	114,450

Total liabilities and stockholders’ equity	$161,596	$176,230

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(4,526)	$(3,197)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	150	150
Amortization of capitalized product development costs	2,480	1,600
Amortization of identified intangible and other long-term assets	746	1,354
Depreciation and amortization of equipment and leasehold improvements	577	638
Provision for doubtful accounts	—	227
Stock-based compensation	102	322
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	5,924	8,023
Inventories	363	496
Other current and long-term assets	694	484
Accounts payable	(2,803)	(1,554)
Other current and long-term liabilities	(3,492)	(3,760)
Deferred revenue	(4,065)	(7,379)

Total adjustments	683	601

Net cash used in operating activities	(3,843)	(2,596)

INVESTING ACTIVITIES:
Capitalized internal product development costs	(3,925)	(2,996)
Purchases of equipment and leasehold improvements	(688)	(248)

Net cash used in investing activities	(4,613)	(3,244)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	66	355
Repayments of capital lease obligations	(10)	(30)

Net cash provided by financing activities	56	325

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(57)	(24)

Net decrease in cash and cash equivalents	(8,457)	(5,539)

Cash and cash equivalents at beginning of period	33,094	46,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,637	$41,362

See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. General
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The October 31, 2006 condensed consolidated balance sheet data was derived from our audited financial statements at that date. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. We have included all normal recurring and other adjustments considered necessary to give a fair statement of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.
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
     There have been no significant changes to our accounting policies during the first quarter of 2007. For a more complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.

License agreements
     We have a variety of license agreements for third-party products and content that we license to our customers.
Loss Per Share
     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period as follows (in thousands):

	As of January 31,
	2007	2006
Net loss	$(4,526)	$(3,197)

Basic and diluted weighted average common shares outstanding	23,729	23,629

Basic and diluted loss per share	$(0.19)	$(0.14)

     Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share. Accordingly, the calculation of diluted loss per share for the periods presented for 2007 and 2006 exclude the effect of approximately 3,024,000 and 3,164,000 potential common shares from the conversion of outstanding options and warrants and restricted common shares, respectively.
New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in our fiscal year 2009 and are currently not expected to have a material effect on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, regarding the process of quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the bulletin during 2006. The adoption did not have a material effect on our consolidated financial statements.
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
Note 3. Stock-Based Compensation
     Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to October 31, 2005, and the unvested portion of awards granted to employees prior to November 1, 2005. We use the straight-line method to recognize compensation expense over the requisite service period of the award.
     There were no stock option awards in the first quarter of 2007.
     Total stock-based compensation expense recorded for the first quarter ended January 31, 2007 and 2006 was $102,000 and $322,000, respectively. Stock option forfeitures reduced stock-based compensation expense for the first quarter of 2007 by approximately $225,000.
Note 4. Accounts Receivable
     The components of accounts receivable were as follows (in thousands):

	January 31,	October 31,
	2007	2006
Trade accounts receivable	$12,987	$18,450
Installment accounts receivable	492	1,007
Allowance for doubtful accounts	(874)	(928)

	$12,605	$18,529

     Installment receivables to be billed one year from the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $25,000 at January 31, 2007 and $24,000 at October 31, 2006.
     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the first quarter is as follows (in thousands):

	2007	2006
Balance, beginning of fiscal year	$928	$1,647
Provision for doubtful accounts, net of other reserve adjustments	—	227
Write-offs net of recoveries	(54)	84

Balance, January 31	$874	$1,958

     The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.

Note 5. Inventories
     Supplemental information regarding our inventories is as follows (in thousands):

	January 31,	October 31,
	2007	2006
Third-party hardware	$842	$1,027
Media, documentation, and packaging materials	627	805

	$1,469	$1,832

Note 6. Product Development Costs
     A reconciliation of capitalized product development costs for the period ended January 31, 2007 is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2006	$40,577	$(15,214)	$25,363
Capitalized product development costs	3,925	—	3,925
Write-off of fully amortized costs	(4,843)	4,843	—
Amortization of product development costs	—	(2,480)	(2,480)

Balance, January 31, 2007	$39,659	$(12,851)	$26,808

Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill from October 31, 2006.
     Identified intangible assets subject to amortization were as follows (in thousands):

	January 31, 2007			October 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$13,563	$(9,679)	$3,884	$21,940	$(17,850)	$4,090
Trademarks and tradenames	1,380	(1,282)	98	2,892	(2,744)	148
Customer relationships and lists	20,200	(14,300)	5,900	21,100	(14,793)	6,307
Noncompete agreements	—	—	—	1,000	(1,000)	—

	$35,143	$(25,261)	$9,882	$46,932	$(36,387)	$10,545

     Amortization expense for identified intangible assets was $662,000 and $1,270,000 for the three months ended January 31, 2007 and 2006, respectively, of which $205,000 and $301,000 was included in cost of revenues related to license fees and subscriptions for each period, respectively.
     In the first quarter of 2007, we wrote off approximately $11.8 million of identified intangible assets and related accumulated amortization which was fully amortized and no longer considered substantially in use with existing products as of November 1, 2006.

     The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expense	Total
Remainder of 2007	$616	$1,283	$1,899
2008	821	1,550	2,371
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
Thereafter	525	—	525

	$3,884	$5,998	$9,882

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets, and other factors.
Note 8. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	January 31,	October 31,
	2007	2006
License fees	$1,885	$2,282
Subscriptions	19,727	20,192
Services	16,169	19,372

Total	37,781	41,846
Less: long-term amounts	(8,090)	(8,110)

Current portion	$29,691	$33,736

Note 9. Restructuring and Other Charges
     Restructuring and other charges are summarized as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006
Restructuring charges:
Severance and related benefits for U.S. headcount reduction	$—	$80

	$—	$80

     In the first quarter of 2006, we reduced headcount by 8 positions in the United States. These actions were a continuation of the restructuring activities initiated in October 2005. For more information on these activities and the restructuring and other charges incurred in 2005 and 2006, refer to Note 14 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.

     The restructuring reserve activity from October 31, 2006 through January 31, 2007 was as follows (in thousands):

	Severance
	and related	Facility
	benefits	closings	Other	Total
Reserve balance at October 31, 2006	$1,232	$1,526	$316	$3,074
Provision for restructuring	—	—	—	—
Cash payments	(446)	(119)	(28)	(593)
Other	—	—	—	—

Reserve balance at January 31, 2007	$786	$1,407	$288	$2,481

Note 10. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006
Net loss	$(4,526)	$(3,197)
Unrealized gains on available for sale securities	—	7
Foreign currency translation adjustments	(57)	(24)

Total comprehensive loss	$(4,583)	$(3,214)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,227,000 and $1,162,000 at January 31, 2007 and October 31, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
     PLATO Learning, Inc. is a leading provider of computer and web-based instruction, curriculum planning and management, assessment, and related professional development and support services to K–12 schools. We also provide these products and services to two- and four-year colleges, teacher education programs, correctional institutions, and military education programs. We benefit from our 43-year heritage and proven track record of student achievement based on our award-winning instructional solutions. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) and Reading First federal legislation, as well as U.S. Department of Education initiatives on mathematics, including Math Now, and science, special education, and ensuring teacher quality. We also offer online and onsite staff professional development, alignment, and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
     Our research-based courseware library includes thousands of hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, and social studies. Our web-based assessment and alignment tools ensure that instruction is differentiated and targeted and that curriculum is aligned to state and national standards. Educators are able to identify each student’s instructional needs and prescribe an individual learning program using PLATO Learning courseware and assessments, educational web sites, and the school’s own textbooks and other core and supplemental instructional materials. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents, students, teachers, and administrators in the learning process.
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
     There have been no significant changes to our accounting policies in these areas during the first quarter of 2007. For a complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.
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
     Until our transition to subscription-based products is closer to completion, a meaningful portion of our revenues will continue to be derived from perpetual licenses sales of our software products. These revenues are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of individual license fee transactions can have a significant impact on revenues in a period. In addition, as is common with many software companies, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
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
     Product maintenance and development expense in our consolidated statement of operations does not reflect our total level of spending on product activities. Costs to enhance or maintain existing products, or to develop products prior to achieving technological feasibility, are charged to product maintenance and development expense as incurred. Costs incurred to develop new products after technological feasibility is achieved, which represent the majority of our total development spending, are capitalized and amortized to cost of revenues. Accordingly, product maintenance and development expense in our consolidated statement of operations can fluctuate from period to period, in terms of both total dollars and as a percentage of revenue, based on the nature and timing of activities occurring during the period.
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
Overview of Financial Results
     Total orders in the first quarter of 2007 were $12.8 million compared to $16.3 million in 2006. Approximately half of the $3.5 million order decline was related to orders for Supplemental Educational Services, a service we discontinued offering in the second quarter of 2006. Orders for subscription-based courseware products increased $2.2 million, or 161% over the first quarter of 2006, but this increase was not sufficient to offset the effect of our declining sales emphasis on legacy perpetual license products and subscription-based assessment products which declined $3.4 million and $0.5 million, respectively.
     Revenues in the first quarter of 2007 were $17.0 million, a decline of $6.5 million, or 27.5%, from the first quarter of 2006. The revenue decline reflects our continuing transition from sales of perpetual license products, for which revenue is recognized upon delivery, to sales of subscription license products for which revenue is recognized over the subscription period.
     Cost of revenues and operating expenses combined declined by over $5.1 million as we continued to drive efficiencies into our business and lower our cost structure. As a result, despite the $6.5 million decline in revenues, our first quarter net loss increased by only $1.3 million, from $3.2 million in 2006 to $4.5 million in 2007.
     Based on our first quarter financial results and other factors, our financial outlook for 2007 has changed from the outlook we previously provided. Our current expectation is that 2007 revenues will be in the mid-$70 million dollar range and that our net loss will approximate our 2006 net loss excluding restructure, impairment and other charges. See the section captioned “Outlook” below for additional details of our updated financial guidance for fiscal 2007 and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 for a discussion of the risk factors associated with our business.

Results of Operations
Revenues
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
U.S. Sales Order Information (in thousands)

	Three Months Ended		Percent
	January 31,		Increase
	2007	2006	(Decrease)
Order Value:
License fees	$4,239	$7,551	(43.9%)

Subscriptions
Courseware	3,558	1,362	161.2%
Assessment and other	718	1,227	(41.5%)

Total subscriptions	4,276	2,589	65.2%

Services	4,282	6,164	(30.5%)

	$12,797	$16,304	(21.5%)

Percent of Total Order Value:
License fees	33.1%	46.3%

Subscriptions
Courseware	27.8%	8.4%
Assessment and other	5.6%	7.5%
Total subscriptions	33.4%	15.9%

Services	33.5%	37.8%

	100.0%	100.0%

Orders Greater Than $100,000

	Three Months Ended
	January 31,
	2007	2006	% Change
Number	17	26	(34.6%)
Value ($000)	$3,008	$5,325	(43.5%)
Average Value ($000)	$177	$205	(13.7%)
Revenue By Category (in thousands):

	Three Months Ended
	January 31,
	2007	2006	% Change
License fees	$4,642	$9,049	(48.7%)
Subscriptions	5,153	4,356	18.3%
Services	7,231	10,081	(28.3%)

	$17,026	$23,486	(27.5%)

     Total revenues for the first quarter of 2007 declined 27.5% to $17.0 million, from $23.5 million for the same period in 2006, reflecting a significant decrease in license fee orders and revenues. The primary reason for the decline is our continuing transition from sales of perpetual license products for which revenue is recognized upon delivery, to sales of subscription products for which revenue is recognized over the subscription period.
     Subscription revenue in the first quarter of 2007 increased 18.3%, partially offsetting the decline in revenue from license fees. The increase in subscription revenue reflects our growing base of subscription customers. Revenue from services decreased 28.3% to $7.2 million in the first quarter of 2007, from $10.1 million for the same period in 2006. Training services revenues accounted for the majority of the decline, due to lower orders for these services during the fourth quarter of 2006 relative to same period in 2005. Technical service revenues, which are tied to perpetual license orders, along with the impact of discontinued Supplemental Educational Services, also contributed to the decline in service revenue.
Gross Margin
     The following tables summarize the percentage of total revenue, and the gross margin for each revenue category to aid in the understanding of our discussion and analysis of gross margin:

	Percentage of
	Total Revenue		Gross Margin
	Three Months Ended		Three Months Ended
	January 31,		January 31,
Revenue Category	2007	2006	2007	2006
License fees	27.3%	38.5%	50.8%	67.1%
Subscriptions	30.3%	18.5%	37.9%	48.6%
Services	42.4%	43.0%	56.0%	52.6%

Total	100.0%	100.0%	49.1%	57.4%

     Total gross margin decreased to 49.1% for the first quarter of 2007, from 57.4% for the same period in 2006. This decline in license fees gross margin had the most significant effect on total gross margin. The decline reflects lower courseware revenues on a relatively fixed cost base.
     Subscription gross margin decreased to 37.9% from 48.6% for the same period in 2006. The subscription margin decline reflects the increase in amortization expense related to new subscription products released in the second half of 2006. Product amortization expense is recognized on a straight-line basis, whereas related subscription revenues ramp up over time as new subscriptions are sold and others are renewed. Accordingly, gross margins are generally expected to be lower early in the life cycle of new products and increase over time as subscription revenues grow.
     Services gross margin increased from 52.6% in 2006 to 56.0% in 2007. This improvement was driven by an increase in the mix of higher software support services revenues which have low variable costs.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items. This information is provided as an aid to the understanding of our discussion and analysis of our operating expenses.

	Percentage of
	Total Revenue		Percent
	Three Months Ended		Increase
	January 31,		(Decrease)
	2007	2006	in Amount
Sales and marketing	45.3%	41.4%	(20.7%)
General and administrative	18.9%	19.8%	(30.9%)
Product maintenance and development	10.4%	6.6%	14.9%
Amortization of intangibles	2.7%	4.1%	(52.8%)

Subtotal	77.3%	71.9%	(22.1%)
Restructuring and other charges	0.0%	0.3%	(100.0%)

Total operating expenses	77.3%	72.2%	(22.5%)

     Total operating expenses were $13.2 million for the first quarter of 2007, a decrease of 22.5% from the $17.0 million reported for the same period in 2006, due primarily to lower sales, marketing and general and administrative expenses, slightly offset by an increase in product maintenance and development expenses.
     Sales and marketing expenses decreased 20.7%, or $2.0 million, from the first quarter of 2006 to the first quarter of 2007. This decline reflects the reorganization and cost reduction activities we initiated at the end of 2006 and, to a lesser extent lower variable incentive compensation expense due to lower revenues.
     General and administrative expenses were $3.2 million in the first quarter of 2007, a decrease of 30.9% or $1.4 million compared to 2006. This decline reflects decreases in Sarbanes-Oxley compliance costs, lower external audit fees, reduced bad debt expense, and other cost reduction activities we initiated at the end of 2006.
     Product maintenance and development expenses increased 14.9%, or $0.2 million, from the first quarter of 2006 to the first quarter of 2007. This increase reflects maintenance costs associated with the launch of our new online instructional management system and early-stage development costs on new products to be launched in 2007, offset by a decline in maintenance costs on legacy products.
     Amortization of intangibles expenses decreased 52.8%, or $0.5 million compared to 2006. This decrease reflects the impairment charges that were taken in the fourth quarter of 2006 relating to customer and trademark intangible assets acquired in previous acquisitions.
Other Income, Net
     Other income consists primarily of interest income on our cash and cash equivalent balances. Other income for the first quarter of 2007 was comparable to the first quarter 2006.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At January 31, 2007, cash and cash equivalents were $24.6 million, a decrease of $8.5 million from October 31, 2006. This decrease represents the investments made in capitalized product development of $3.9 million and equipment and leasehold improvements of $0.7 million in the first quarter of 2007. The balance of the decrease primarily reflects the net cash used in operations in 2007 of $3.8 million.

Working Capital and Liquidity
     At January 31, 2007, our principal sources of liquidity included cash and cash equivalents of $24.6 million, and net accounts receivable of $12.6 million.
     Working capital, defined as current assets less current liabilities, was $3.5 million at January 31, 2007 and $8.8 million at October 31, 2006. The decrease in working capital was primarily due to the decrease in cash and cash equivalents of $8.5 million as discussed above, and the decrease in net accounts receivable of $5.9 million, offset by the decreases in accounts payable, accrued compensation, and other accrued liabilities of $6.2 million and the decrease in deferred revenue of $4.1 million. Accounts receivable decreased due to seasonally low order volume in the first quarter and the collection of amounts outstanding at October 31, 2006. Accounts payable and accrued compensation decreased due to payment of amounts accrued at October 31, 2006, including year-end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than cash, decreased as more of these products and services were delivered than were added through new business, due to the lower order volume mentioned earlier.
     Our future liquidity needs will depend on, among other factors, the timing and extent of product development expenditures, order volume, and the timing and collection of receivables. We believe that existing cash and marketable securities balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future. Our capital requirements over longer time horizons are evaluated periodically based on assumptions regarding future business activity, strategic opportunities and other factors. Should we determine that additional capital is required in these time frames, we believe that various sources of capital can be made available to us.
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty and software license agreements, and capital lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2006 for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the first three months ended January 31, 2007.
     At January 31, 2007, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of January 31, 2007.
Fiscal Year 2007 Outlook
     The financial outlook for 2007 has changed from the outlook previously provided which called for sales order growth between 10% and 15%. At those order levels, and the expected increase in the mix of subscription-based products, the 2007 revenue decline was expected to be limited to between 6% and 11% compared to fiscal year 2006. Our current expectation is that sales order levels for the last three quarters of the year will be in the range of 90% to 95% of the levels achieved during the same period last year. At these order levels and anticipated product mix, revenues for the year are expected to be in the mid-$70 million range. Given the fixed nature of a majority of our costs of revenue, our gross margins are expected to decline to near 50%. Operating expenses for the year are expected to decline from 2006 amounts excluding restructure, impairment and other charges by approximately the same percentage as that experienced in the first quarter. Based on these updated expectations, our 2007 net loss is expected to approximate our 2006 net loss excluding restructure, impairment and other charges.
Forward-Looking Statements
     In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Forward-looking statements include, among others, our expectations for orders, revenue and net loss in 2007 and other statements about our future performance, the sufficiency of our sources of capital for future needs, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this Form 10-Q and Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.
Interest Rate Risk
     We have no financial instruments or obligations that subject us to interest rate risk.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1A. RISK FACTORS
          Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2006 Annual Report on Form 10-K.
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

PLATO LEARNING, INC.	By	/s/ MICHAEL A. MORACHE

March 12, 2007		Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ ROBERT J. RUECKL

Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)