Form 10-Q
period 2007-04-30
PLATO LEARNING INC
filed 2007-06-11
CIK 893965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,796,960 shares of common stock, $.01 par value, outstanding as of May 31, 2007.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended April 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
REVENUES
Subscriptions	$5,360	$4,054	$10,513	$8,410
License fees	3,070	6,920	7,712	15,969
Services	6,783	9,001	14,014	19,082

Total revenues	15,213	19,975	32,239	43,461

COST OF REVENUES
Subscriptions	3,737	2,656	6,935	4,897
License fees	1,864	2,681	4,146	5,654
Services	3,159	4,480	6,341	9,262

Total cost of revenues	8,760	9,817	17,422	19,813

GROSS PROFIT	6,453	10,158	14,817	23,648

OPERATING EXPENSES
Sales and marketing	7,382	9,576	15,103	19,310
General and administrative	2,904	4,314	6,118	8,962
Product maintenance and development	1,145	1,225	2,913	2,764
Amortization of intangibles	457	933	914	1,902
Restructuring and other charges	—	259	—	339

Total operating expenses	11,888	16,307	25,048	33,277

OPERATING LOSS	(5,435)	(6,149)	(10,231)	(9,629)

Other income, net	279	400	699	833

LOSS BEFORE INCOME TAXES	(5,156)	(5,749)	(9,532)	(8,796)

Income tax expense	150	150	300	300

NET LOSS	$(5,306)	$(5,899)	$(9,832)	$(9,096)

LOSS PER SHARE
Basic and diluted	$(0.22)	$(0.25)	$(0.41)	$(0.38)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,747	23,674	23,739	23,652

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	April 30,	October 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$21,048	$33,094
Accounts receivable, net	10,502	18,529
Inventories	1,376	1,832
Other current assets	5,468	6,346

Total current assets	38,394	59,801

Equipment and leasehold improvements, net	6,326	6,308
Product development costs, net	27,777	25,363
Goodwill	71,865	71,865
Identified intangible assets, net	9,220	10,545
Other long-term assets	2,477	2,348

Total assets	$156,059	$176,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,736	$4,685
Accrued compensation	4,614	5,990
Other accrued liabilities	4,823	6,622
Deferred revenue	27,139	33,736

Total current liabilities	40,312	51,033

Long-term deferred revenue	7,773	8,110
Deferred income taxes	2,831	2,531
Other long-term liabilities	—	106

Total liabilities	50,916	61,780

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,817 shares issued and 23,797 shares outstanding at at April 30, 2007; 23,761 shares issued and 23,741 shares outstanding at October 31, 2006	238	237
Additional paid-in capital	169,232	168,597
Treasury stock at cost	(205)	(205)
Accumulated deficit	(62,849)	(53,017)
Accumulated other comprehensive loss	(1,273)	(1,162)

Total stockholders’ equity	105,143	114,450

Total liabilities and stockholders’ equity	$156,059	$176,230

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(9,832)	$(9,096)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	300	300
Amortization of capitalized product development costs	5,005	3,526
Amortization of identified intangible and other long-term assets	1,492	2,672
Depreciation and amortization of equipment and leasehold improvements	1,214	1,288
Provision for doubtful accounts	(174)	335
Stock-based compensation	541	803
Loss on disposal of equipment	5	83
Changes in operating assets and liabilities:
Accounts receivable	8,202	8,649
Inventories	456	696
Other current and long-term assets	583	1,529
Accounts payable	(949)	(1,439)
Other current and long-term liabilities	(3,286)	(5,453)
Deferred revenue	(6,934)	(11,466)

Total adjustments	6,455	1,523

Net cash used in operating activities	(3,377)	(7,573)

INVESTING ACTIVITIES:
Capitalized internal product development costs	(7,419)	(6,160)
Purchased product development	—	(2,000)
Purchases of equipment and leasehold improvements	(1,237)	(828)

Net cash used in investing activities	(8,656)	(8,988)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	116	587
Repayments of capital lease obligations	(21)	(58)

Net cash provided by financing activities	95	529

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(108)	(75)

Net decrease in cash and cash equivalents	(12,046)	(16,107)

Cash and cash equivalents at beginning of period	33,094	46,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,048	$30,794

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
Fiscal Periods
     Our fiscal year is from November 1 to October 31. Unless otherwise stated, references herein to our second quarter relate to the three month period ended April 30.
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
     There have been no significant changes to our accounting policies during the first two quarters of 2007. For a more complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.

License Agreements
     We have a variety of license agreements for third-party products and content that we license to our customers.
Loss Per Share
     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the periods as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net loss	$(5,306)	$(5,899)	$(9,832)	$(9,096)

Basic and diluted weighted average common shares outstanding	23,747	23,674	23,739	23,652

Basic and diluted loss per share	$(0.22)	$(0.25)	$(0.41)	$(0.38)

     Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share. Accordingly, the calculation of diluted loss per share for the periods presented for 2007 and 2006 exclude the effect of approximately 2,976,000 and 3,238,000 potential common shares from the conversion of outstanding options and warrants and restricted common shares, respectively.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Interpretation 48 is effective for the first quarter fiscal year 2008 and is currently not expected to have a material effect on our consolidated financial statements.

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

Options Outstanding
Options outstanding at October 31, 2006	2,876
Options granted	184
Options exercised	—
Options forfeited or cancelled	(315)

Options outstanding at April 30, 2007	2,745

Options exercisable at April 30, 2007	2,149

     Total stock-based compensation expense recorded for the three and six months ended April 30 was as follows (in thousands):

	2007	2006
Three months ended	$439	$481
Six months ended	$541	$803
     Stock option forfeitures reduced stock-based compensation expense in the first quarter of 2007 by approximately $225,000.
Note 4. Accounts Receivable
     The components of accounts receivable were as follows (in thousands):

	April 30,	October 31,
	2007	2006
Trade accounts receivable	$10,722	$18,450
Installment accounts receivable	480	1,007
Allowance for doubtful accounts	(700)	(928)

	$10,502	$18,529

     Installment receivables to be billed one year from the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $46,000 at April 30, 2007 and $24,000 at October 31, 2006.

     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the second quarter is as follows (in thousands):

	2007	2006
Balance, beginning of fiscal year	$928	$1,647
Provision for doubtful accounts, net of other reserve adjustments	(174)	335
Write-offs net of recoveries	(54)	128

Balance, April 30	$700	$2,110

     The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.
Note 5. Inventories
     Supplemental information regarding our inventories is as follows (in thousands):

	April 30,	October 31,
	2007	2006
Third-party hardware	$745	$1,027
Media, documentation, and packaging materials	631	805

	$1,376	$1,832

Note 6. Product Development Costs
     A reconciliation of capitalized product development costs for the six month period ended April 30, 2007 is as follows (in thousands):

	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2006	$40,577	$(15,214)	$25,363
Capitalized product development costs	7,419	—	7,419
Write-off of fully amortized costs	(4,843)	4,843	—
Amortization of product development costs	—	(5,005)	(5,005)

Balance, April 30, 2007	$43,153	$(15,376)	$27,777

Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill from October 31, 2006.
     Identified intangible assets subject to amortization were as follows (in thousands):

	April 30, 2007			October 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$13,563	$(9,884)	$3,679	$21,940	$(17,850)	$4,090
Trademarks and tradenames	1,380	(1,331)	49	2,892	(2,744)	148
Customer relationships and lists	20,200	(14,708)	5,492	21,100	(14,793)	6,307
Noncompete agreements	—	—	—	1,000	(1,000)	—

	$35,143	$(25,923)	$9,220	$46,932	$(36,387)	$10,545

     Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Amortization of intangible assets included in:
Cost of revenues	$205	$302	$411	$603
Operating expenses	457	933	914	1,902

	$662	$1,235	$1,325	$2,505

     In the first quarter of 2007, we wrote off approximately $11.8 million of identified intangible assets and related accumulated amortization which as of November 1, 2006 was fully amortized and no longer considered substantially in use with existing products.
     The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expense	Total
Remainder of 2007	$411	$826	$1,237
2008	821	1,550	2,371
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
Thereafter	525	—	525

	$3,679	$5,541	$9,220

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets, and other factors.

Note 8. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	April 30,	October 31,
	2007	2006
Subscriptions	$19,951	$20,192
License fees	1,469	2,282
Services	13,492	19,372

Total	34,912	41,846
Less: long-term amounts	(7,773)	(8,110)

Current portion	$27,139	$33,736

Note 9. Restructuring and Other Charges
     Restructuring and other charges were $259,000 and $339,000 for the three and six months ended April 30, 2006. There were no restructuring charges in 2007.
     In the first quarter of 2006, we reduced headcount by 8 positions in the United States. These actions were a continuation of the restructuring activities initiated in October 2005. For more information on these activities and the restructuring and other charges incurred in 2006, refer to Note 14 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.
     The restructuring reserve activity from October 31, 2006 through April 30, 2007 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Other	Total
Reserve balance at October 31, 2006	$1,232	$1,526	$316	$3,074
Provision for restructuring	—	—	—	—
Cash payments	(801)	(230)	(15)	(1,046)

Reserve balance at April 30, 2007	$431	$1,296	$301	$2,028

Note 10. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net Loss	$(5,306)	$(5,899)	$(9,832)	$(9,096)
Unrealized gains on available for sale securities	—	8	—	16
Foreign currency translation adjustments	(51)	(39)	(108)	(69)

Total comprehensive loss	$(5,357)	$(5,930)	$(9,940)	$(9,149)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,273,000 and $1,162,000 at April 30, 2007 and October 31, 2006, respectively.
Note 11. Subsequent Events
     On June 4, 2007, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or the Company’s trailing twelve months subscription and maintenance revenue. The Company has the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of the assets of the Company. Financial covenants are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA) that are tested only when the unused portion of the line of credit plus our cash and cash equivalents on hand is less than $12.5 million.

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
     There have been no significant changes to our accounting policies in these areas during the first six months of 2007. For a complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.

General Factors Affecting our Financial Results
     There are a number of general factors that affect our results from period to period. These factors are discussed below.
     Revenue. We are strategically transitioning our business model from one that emphasized the sale of one-time perpetual licenses to our software, for which revenue is generally recognized up-front upon delivery, to one that emphasizes the sale of internet-based subscription courseware products, for which revenue is recognized over the subscription period. As a result, this transition will affect the comparability of our revenues from period to period until it is complete. The transition became most evident in the third quarter of 2006 when many of our new internet-based subscription courseware products became available. As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable.
     Until our transition to internet-based subscription courseware products is closer to completion, a meaningful portion of our revenues will continue to be derived from perpetual licenses sales of our software products. These revenues are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of individual license fee transactions can have a significant impact on revenues in a period. In addition, as is common with many software companies, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
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
     Operating Expenses. Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 8% to 9% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with revenue activity or individual events that occur during the period.
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
Overview of Financial Results
     Total orders for the second quarter of 2007 were $12.6 million compared to $16.0 million in 2006. Orders for our internet-based subscription courseware products – which are the foundation of the Company’s growth strategy — increased $3.1 million, or 157% over the second quarter of 2006. However, this increase was not sufficient to offset a $5.1 million decline in orders for our legacy products sold on a perpetual license basis. This continuing transition from our legacy perpetual license products to our new subscription products also contributed to the decline in year to date orders to $25.4 million in 2007 from $32.3 million for the same period last year.
     Revenues for the second quarter of 2007 were $15.2 million, a decline of $4.8 million, or 23.8%, from the second quarter of 2006. Year to date revenue was $32.2 million compared to $43.5 million for the six-month period in 2006. These revenue declines primarily reflect the continuing transition from sales of perpetual license products, for which revenue is recognized upon delivery, to sales of subscription license products for which revenue is recognized over the subscription period.
     Cost of revenues and operating expenses combined declined by $5.5 million in the second quarter compared to the same period last year as we continued to drive efficiencies into our business and lower our cost structure. As a result, our second quarter net loss improved by $0.6 million, from ($5.9) million, or ($0.25) cents per share in 2006, to ($5.3) million or ($0.22) per share in 2007. On a year to date basis, our net loss increased by $0.7 million to ($9.8) million, or ($0.41) per share in 2007 from ($9.1) million, or ($0.38) per share in 2006 as the $10.6 million decline in total cost of revenues and operating expenses was not sufficient to offset the $11.2 million decline in revenue.

Results of Operations
Revenues
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
U.S. Sales Order Information (in thousands)

	Three Months Ended			Six Months Ended
	April 30,			April 30,
			Percent			Percent
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Order Value:
Subscriptions
Courseware	$5,016	$1,953	156.8%	$8,574	$3,315	158.6%
Assessment and other	903	1,458	(38.1%)	1,621	2,684	(39.6%)

Total subscriptions	5,919	3,411	73.5%	10,195	5,999	69.9%

License fees	2,563	7,649	(66.5%)	6,803	15,201	(55.2%)

Services	4,164	4,974	(16.3%)	8,446	11,137	(24.2%)

	$12,646	$16,034	(21.1%)	$25,444	$32,337	(21.3%)

Percent of Total Order Value:
Subscriptions
Courseware	39.7%	12.2%		33.7%	10.3%
Assessment and other	7.1%	9.1%		6.4%	8.3%

Total subscriptions	46.8%	21.3%		40.1%	18.6%

License fees	20.3%	47.7%		26.7%	47.0%

Services	32.9%	31.0%		33.2%	34.4%

	100.0%	100.0%		100.0%	100.0%

Orders Greater Than $100,000

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2007	2006	% Change	2007	2006	% Change
Number	16	19	(15.8%)	33	45	(26.7%)
Value ($000)	$3,126	$4,046	(22.7%)	$6,134	$9,371	(34.5%)
Average Value ($000)	$195	$213	(8.5%)	$186	$208	(10.6%)

Revenue By Category (in thousands):

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2007	2006	% Change	2007	2006	% Change
Subscriptions	$5,360	$4,054	32.2%	$10,513	$8,410	25.0%
License fees	3,070	6,920	(55.6%)	7,712	15,969	(51.7%)
Services	6,783	9,001	(24.6%)	14,014	19,082	(26.6%)

	$15,213	$19,975	(23.8%)	$32,239	$43,461	(25.8%)

     Total revenues for the second quarter of 2007 declined 23.8% to $15.2 million, from $20.0 million for the same period in 2006, reflecting a significant decrease in license fee orders and revenues. The decline in license fee orders reflects our continuing transition from sales of legacy perpetual license products for which revenue is recognized upon delivery, to sales of subscription products for which revenue is recognized over the subscription period. This transition also accounts for the year-to-date revenue decline from $43.5 million in 2006 to $32.2 million in 2007.
     Subscription revenue in the second quarter of 2007 increased 32.2%, partially offsetting the decline in revenue from license fees. The increase in subscription revenue reflects our growing base of subscription customers. Revenue from services decreased 24.6% to $6.8 million in the second quarter of 2007, from $9.0 million for the same period in 2006. More than one half of the decline relates to Supplemental Educational Services, a service offering we discontinued in 2006. Training services revenues also contributed to the decline, due to lower orders for these services during the first quarter of 2007 relative to same period in 2006. For the first six months of 2007, subscription revenue increased 25% to $10.5 million and license and service revenue declined 51.7% and 26.6% respectively, over the prior year for largely the same factors as those affecting second quarter revenues.
Gross Margin
Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,
Revenue Category	2007	2006	2007	2006
Subscriptions	35.2%	20.3%	32.6%	19.4%
License fees	20.2%	34.6%	23.9%	36.7%
Services	44.6%	45.1%	43.5%	43.9%

Total	100.0%	100.0%	100.0%	100.0%

Gross Margin Percentage

	Three Months Ended April 30,			Six Months Ended April 30,
			Increase			Increase
Revenue Category	2007	2006	(Decrease)	2007	2006	(Decrease)
Subscriptions	30.3%	34.5%	(4.2%)	34.0%	41.8%	(7.8%)
License fees	39.3%	61.3%	(22.0%)	46.2%	64.6%	(18.4%)
Services	53.4%	50.2%	3.2%	54.7%	51.5%	3.2%
Total	42.4%	50.9%	(8.5%)	46.0%	54.4%	(8.4%)

     Total gross margin decreased to 42.4% for the second quarter of 2007, from 50.9% for the same period in 2006. The decline in license fees gross margin from 61.3% to 39.3% over this period had the most significant effect on total gross margin. This decline reflects lower license fee revenues on a relatively fixed cost base.
     Subscription gross margin decreased to 30.3% in the second quarter 2007 from 34.5% for the same period in 2006. The decline reflects very low margins on incremental subscription revenues, as the $1.3 million revenue increase was largely offset by a $1.2 million increase in product development amortization related to new subscription products released in the second half of 2006 and early 2007. Product amortization expense is recognized on a straight-line basis, whereas related subscription revenues are expected to increase over time as new subscriptions are sold and others are renewed. Accordingly, subscription gross margins are generally expected to be lower early in the life cycle of new products and increase over time as subscription revenues grow.
     Services gross margin in the second quarter increased to 53.4% in 2007 from 50.2% in 2006. This improvement was driven by an increase in the mix of higher margin software support services revenues which have low variable costs.
     The total gross margin for the six month period was 46.0% compared to 54.4% for the same period last year. Similar factors as those identified above that affected second quarter gross margins also impacted the year to date gross margins.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items. This information is provided as an aid to the understanding of our discussion and analysis of our operating expenses.

	Percentage of			Percentage of
	Total Revenue		Percent	Total Revenue		Percent
	Three Months Ended		Increase	Six Months Ended		Increase
	April 30,		(Decrease)	April 30,		(Decrease)
	2007	2006	in Amount	2007	2006	in Amount
Sales and marketing	48.5%	47.9%	(22.9%)	46.8%	44.4%	(21.8%)
General and administrative	19.1%	21.6%	(32.7%)	19.0%	20.6%	(31.7%)
Product maintenance and development	7.5%	6.1%	(6.5%)	9.0%	6.4%	5.4%
Amortization of intangibles	3.0%	4.7%	(51.0%)	2.8%	4.4%	(51.9%)

Subtotal	78.1%	80.3%	(25.9%)	77.6%	75.8%	(24.0%)
Restructuring and other charges	0.0%	1.3%	(100.0%)	0.0%	0.8%	(100.0%)

Total operating expenses	78.1%	81.6%	(27.1%)	77.6%	76.6%	(24.7%)

     Total operating expenses were $11.9 million for the second quarter of 2007, a decrease of 27.1% from the $16.3 million reported for the same period in 2006. On a year to date basis total operating expenses declined $8.2 million or 24.7%.
     Sales and marketing expenses decreased 22.9%, or $2.2 million, from the second quarter of 2006 to the second quarter of 2007 and 21.8%, or $4.2 million for the corresponding six month periods. These declines reflect the reorganization and cost reduction activities we initiated at the end of 2006, and to a lesser extent lower variable incentive compensation expense due to lower revenues.

     General and administrative expenses were $2.9 million in the second quarter of 2007, a decrease of 32.7% or $1.4 million compared to 2006. For the six month period ended April 30, 2007, general and administrative expenses declined $2.8 million or 31.7% over the prior year. These declines reflect decreases in Sarbanes-Oxley compliance costs, lower external audit fees, reduced bad debt expense and other cost reduction activities we initiated at the end of 2006.
     Product maintenance and development expenses in the second quarter of 2007 were comparable to the same period in 2006. Declining maintenance costs associated with legacy products were offset by early-stage development costs on new products and support costs associated with the launch of our new instructional management system late in 2006. Year to date product development expenses increased slightly over the prior year for similar reasons.
     Amortization of intangibles expenses for the second quarter decreased 51.0%, or $0.5 million compared to 2006 and $1.0 million for the comparable six month period. This decrease reflects the impairment write-down in the fourth quarter of 2006 of certain customer and trademark intangible assets acquired in previous acquisitions.
Other Income, Net
     Other income consists primarily of interest income on our cash and cash equivalent balances. Other income declined $0.1 million for both the second quarter and first six months of 2007 due to the decrease in our average cash and cash equivalents over the prior year.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At April 30, 2007, cash and cash equivalents were $21.0 million, a decrease of $12.1 million from October 31, 2006. This decrease during this period primarily represents the investments made in new product development of $7.4 million and equipment and leasehold improvements of $1.2 million. The balance of the decrease reflects net cash used in operations of $3.4 million.
Working Capital and Liquidity
     At April 30, 2007, our principal sources of liquidity included cash and cash equivalents of $21.0 million, and net accounts receivable of $10.5 million. Subsequent to the end of the quarter, we entered into a three-year senior secured credit facility which provides us up to $20 million in additional liquidity. See Note 11 to condensed consolidated financial statements for a further description of this credit facility.
     Working capital, defined as current assets less current liabilities, was ($1.9) million at April 30, 2007 and $8.8 million at October 31, 2006. The decrease in working capital was primarily due to the decrease in cash and cash equivalents of $12.1 million as discussed above, and a decrease in net accounts receivable of $8.0 million, offset by a decrease in accounts payable of $1.0 million, accrued compensation, and other accrued liabilities of $3.2 million and deferred revenue of $6.6 million. Accounts receivable decreased due to seasonally low order volume in the second quarter compared to the fourth quarter. Accounts payable and accrued compensation decreased due to payment of amounts accrued at October 31, 2006, including year-end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than cash, decreased as more of these products and services were delivered than were added through new business, due to the seasonally lower order volume mentioned earlier.
     Our future liquidity needs will depend on, among other factors, the timing and extent of product development expenditures, order volume, and the timing and collection of receivables. We believe that existing cash and marketable securities balances, anticipated cash flow from operations and availability under our line of credit will be sufficient to fund our operations for the foreseeable future.
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty and software license agreements, and capital lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2006 for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the first six months ended April 30, 2007.
     At April 30, 2007, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of April 30, 2007.
Forward-Looking Statements
     In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Forward-looking statements include, among others, statements about our future performance, the sufficiency of our sources of capital for future needs, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this Form 10-Q and Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during our first six months of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1A. RISK FACTORS
          Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2006 Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our Annual Meeting of Stockholders was held on March 21, 2007. There were 23,756,622 shares of our common stock entitled to vote at the meeting and a total of 22,740,557 shares (95.7%) were represented at the meeting. Voting was as follows:
1.	Election of Director Ruth L. Greenstein: For 21,682,299 and Withheld 949,806.

2.	Election of Director Susan E. Knight: For 21,683,392 and Withheld 948,713.

3.	Election of Director Warren Simmons: For 20,366,202 and Withheld 2,265,903.

4.	Election of Director David W. Smith: For 21,596,782 and Withheld 1,035,323.

5.	Approval to an increase of 250,000 authorized shares of Common Stock for the 1993 Employee Stock Purchase Plan: For 19,015,746, Against 1,134,251, Abstain 9,904 and Broker Non-Vote 2,580,656.

6.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2007: For 22,642,562, Against 13,239 and Abstain 84,755.
ITEM 6. EXHIBITS
Exhibit Number and Description
10.01	PLATO Learning Inc. Employee Restricted Stock Agreement

31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC. June 11, 2007	By	/s/ MICHAEL A. MORACHE Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ ROBERT J. RUECKL Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)