Form 10-Q
period 2007-07-31
PLATO LEARNING INC
filed 2007-09-10
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,808,997 shares of common stock, $.01 par value, outstanding as of August 31, 2007.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended July 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
REVENUES
Subscriptions	$6,532	$4,373	$17,045	$12,783
License fees	5,940	11,689	13,652	27,658
Services	6,731	7,394	20,745	26,476

Total revenues	19,203	23,456	51,442	66,917

COST OF REVENUES
Subscriptions	4,140	1,539	11,075	6,436
License fees	2,066	4,051	6,212	9,705
Services	3,496	4,174	9,837	13,436

Total cost of revenues	9,702	9,764	27,124	29,577

GROSS PROFIT	9,501	13,692	24,318	37,340

OPERATING EXPENSES
Sales and marketing	7,579	9,539	22,682	28,849
General and administrative	2,865	4,064	8,983	13,026
Product maintenance and development	499	1,210	3,412	3,974
Amortization of intangibles	438	904	1,352	2,806
Restructuring, net	(766)	21	(766)	360

Total operating expenses	10,615	15,738	35,663	49,015

OPERATING LOSS	(1,114)	(2,046)	(11,345)	(11,675)

Other income, net	218	405	917	1,238

LOSS BEFORE INCOME TAXES	(896)	(1,641)	(10,428)	(10,437)

Income tax expense	150	150	450	450

NET LOSS	$(1,046)	$(1,791)	$(10,878)	$(10,887)

NET LOSS PER SHARE
Basic and diluted	$(0.04)	$(0.08)	$(0.46)	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,762	23,701	23,747	23,668

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	July 31,	October 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$22,351	$33,094
Accounts receivable, net	15,173	18,529
Inventories	970	1,832
Other current assets	5,567	6,346

Total current assets	44,061	59,801

Equipment and leasehold improvements, net	5,971	6,308
Product development costs, net	29,304	25,363
Goodwill	71,865	71,865
Identified intangible assets, net	8,576	10,545
Other long-term assets	3,491	2,348

Total assets	$163,268	$176,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,258	$4,685
Accrued compensation	6,324	5,990
Other accrued liabilities	3,595	6,622
Deferred revenue	33,640	33,736

Total current liabilities	47,817	51,033

Long-term deferred revenue	8,013	8,110
Deferred income taxes	2,981	2,531
Other long-term liabilities	—	106

Total liabilities	58,811	61,780

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,829 shares issued and 23,809 shares outstanding at at July 31, 2007; 23,761 shares issued and 23,741 shares outstanding at October 31, 2006	238	237
Additional paid-in capital	169,612	168,597
Treasury stock at cost	(205)	(205)
Accumulated deficit	(63,896)	(53,017)
Accumulated other comprehensive loss	(1,292)	(1,162)

Total stockholders’ equity	104,457	114,450

Total liabilities and stockholders’ equity	$163,268	$176,230

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(10,878)	$(10,887)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	450	450
Amortization of capitalized product development costs	7,777	5,443
Amortization of identified intangible and other long-term assets	2,248	3,961
Depreciation and amortization of equipment and leasehold improvements	1,835	1,848
Provision for doubtful accounts	(539)	164
Stock-based compensation	888	1,038
Gain on sale of marketable securities	—	(37)
(Loss) gain on disposal of equipment	(26)	61
Changes in operating assets and liabilities:
Accounts receivable	3,895	1,201
Inventories	862	2,001
Other current and long-term assets	(120)	790
Accounts payable	(428)	(1,065)
Other current and long-term liabilities	(2,793)	(4,238)
Deferred revenue	(193)	(1,313)

Total adjustments	13,856	10,304

Net cash provided by (used in) operating activities	2,978	(583)

INVESTING ACTIVITIES:
Capitalized internal product development costs	(11,718)	(10,665)
Purchased product development	—	(3,000)
Purchases of equipment and leasehold improvements	(1,471)	(1,682)
Purchases of marketable securities	—	(4,250)
Sales of marketable securities	—	229
Maturities of marketable securities	—	2,750

Net cash used in investing activities	(13,189)	(16,618)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	155	670
Payment of debt financing fees	(523)
Repayments of capital lease obligations	(34)	(84)

Net cash (used in) provided by financing activities	(402)	586

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(130)	(63)

Net decrease in cash and cash equivalents	(10,743)	(16,678)
Cash and cash equivalents at beginning of period	33,094	46,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,351	$30,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21	$32

ADDITIONAL NON-CASH INFORMATION:
Capital lease additions	$27	$—

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
Fiscal Periods
     Our fiscal year is from November 1 to October 31. Unless otherwise stated, references herein to our third quarter relate to the three month period ended July 31.
Note 2. Summary of Significant Accounting Policies
General
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the areas identified below as the critical accounting policies and estimates that are significant to the financial statement presentation, and that require difficult, subjective, or complex judgments:
•	Revenue recognition

•	Capitalized product development costs

•	Valuation of our deferred income taxes

•	Valuation and impairment analysis of goodwill and identified intangible assets
     There have been no significant changes to our accounting policies during the first three quarters of 2007. For a more complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.

License Agreements
     We have a variety of license agreements for third-party products and content that we license to our customers.
Net Loss Per Share
     Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the periods as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net loss	$(1,046)	$(1,791)	$(10,878)	$(10,887)

Basic and diluted weighted average common shares outstanding	23,762	23,701	23,747	23,668

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.46)	$(0.46)

     Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted net loss per share. Accordingly, the calculation of diluted loss per share for the periods presented for 2007 and 2006 exclude the effect of approximately 2,730,000 and 3,218,000 potential common shares, respectively, from the conversion of outstanding options and warrants and restricted common shares.
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

Options
Outstanding
(in thousands)
Options outstanding at October 31, 2006	2,876
Options granted	199
Options exercised	—
Options forfeited or cancelled	(497)

Options outstanding at July 31, 2007	2,578

Options exercisable at July 31, 2007	2,058

     Total stock-based compensation expense recorded for the three and nine months ended July 31 was as follows (in thousands):

	2007	2006
Three months ended	$347	$235
Nine months ended	$888	$1,038
     Stock option forfeitures reduced stock-based compensation expense by $230,000 and $3,000 for the nine months ended July 31, 2007 and 2006, respectively. There were no stock option forfeitures during the three months ended in both fiscal years.
Note 4. Accounts Receivable
     The components of accounts receivable were as follows (in thousands):

	July 31,	October 31,
	2007	2006
Trade accounts receivable	$14,609	$18,450
Installment accounts receivable	889	1,007
Allowance for doubtful accounts	(325)	(928)

	$15,173	$18,529

     Installment receivables to be billed one year from the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $564,000 at July 31, 2007 and $24,000 at October 31, 2006.

     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the third quarter is as follows (in thousands):

	2007	2006
Balance, October 31	$928	$1,647
Provision for doubtful accounts, net of other reserve adjustments	(539)	164
Write-offs net of recoveries	(64)	(303)

Balance, July 31	$325	$1,508

     The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.
     In 2005, we reduced the variety of payment terms offered to our customers and implemented credit and other policies which had the effect of reducing our bad debt exposure. During the third quarter 2007, we reduced the allowance for doubtful accounts reserve by $375,000 and the deferred revenue reserve by $419,000 as we continue to experience a reduction in our exposure to bad debt and deferred revenue adjustments.
Note 5. Inventories
     Supplemental information regarding our inventories is as follows (in thousands):

	July 31,	October 31,
	2007	2006
Third-party hardware	$474	$1,027
Media, documentation, and packaging materials	496	805

	$970	$1,832

Note 6. Product Development Costs
     A reconciliation of capitalized product development costs from the beginning of the fiscal year through the end of the third quarter is as follows (in thousands):

	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2006	$40,577	$(15,214)	$25,363
Capitalized product development costs	11,718	—	11,718
Write-off of fully amortized costs	(4,843)	4,843	—
Amortization of product development costs	—	(7,777)	(7,777)

Balance, July 31, 2007	$47,452	$(18,148)	$29,304

Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill from October 31, 2006.

     Identified intangible assets subject to amortization were as follows (in thousands):

	July 31, 2007			October 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Acquired technology	$13,563	$(10,089)	$3,474	$21,940	$(17,850)	$4,090
Trademarks and tradenames	1,380	(1,380)	—	2,892	(2,744)	148
Customer relationships and lists	20,200	(15,098)	5,102	21,100	(14,793)	6,307
Noncompete agreements	—	—	—	1,000	(1,000)	—

	$35,143	$(26,567)	$8,576	$46,932	$(36,387)	$10,545

     Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Amortization of intangible assets included in:
Cost of revenues	$205	$301	$616	$904
Operating expenses	439	905	1,353	2,807

	$644	$1,206	$1,969	$3,711

     In the first quarter of 2007, we wrote off approximately $11,789,000 of identified intangible assets and related accumulated amortization which as of November 1, 2006 was fully amortized and no longer considered substantially in use with existing products.
     The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expense	Total
Remainder of 2007	$205	$388	$593
2008	821	1,550	2,371
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
Thereafter	525	—	525

	$3,473	$5,103	$8,576

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets, and other factors.

Note 8. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	July 31,	October 31,
	2007	2006
Subscriptions	$26,134	$20,192
License fees	928	2,282
Services	14,591	19,372

Total	41,653	41,846
Less: long-term amounts	(8,013)	(8,110)

Current portion	$33,640	$33,736

Note 9. Restructuring Charges
     During the third quarter of 2007, we terminated a lease for one of our United Kingdom facilities that was closed in connection with our restructuring activities that began in 2005. As a result of this transaction, we recorded a reduction in the restructure accrual related to this facility of approximately $766,000 with a corresponding benefit to earnings.
     Restructuring and other charges were $21,000 and $360,000 for the three and nine months ended July 31, 2006. For more information about our restructuring activities and related charges in 2006, refer to Note 14 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.
     The restructuring reserve activity from October 31, 2006 through July 31, 2007 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Other	Total
Reserve balance at October 31, 2006	$1,235	$1,754	$85	$3,074
Provision for restructuring	—	(766)	—	(766)
Cash payments	(850)	(488)	(63)	(1,401)
Translation adjustment	—	111	—	111

Reserve balance at July 31, 2007	$385	$611	$22	$1,018

Note 10. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net loss	$(1,046)	$(1,791)	$(10,878)	$(10,887)
Unrealized gains on available for sale securities	—	(3)	—	(1)
Reclassifications to net loss of previously unrealized gain on available-for-sale securities		(34)		(20)
Foreign currency translation adjustments	(22)	6	(130)	(63)

Total comprehensive loss	$(1,068)	$(1,822)	$(11,008)	$(10,971)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,292,000 and $1,162,000 at July 31, 2007 and October 31, 2006, respectively.
Note 11. Debt
      On June 4, 2007, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or one times the Company’s trailing twelve months subscription and maintenance revenue. The Company has the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of the assets of the Company. Financial covenants are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA) that are tested only when the unused portion of the line of credit plus our cash and cash equivalents on hand is less than $12.5 million. We capitalized legal and banking fees of $523,000 associated with this credit facility. These costs will be amortized over the three-year term of the agreement.
     There were no borrowings outstanding at July 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
     PLATO Learning, Inc. is a leading provider of computer and web-based instruction, curriculum planning and management, assessment, and related professional development and support services to K–12 schools. We also provide these products and services to two- and four-year colleges, teacher education programs, correctional institutions, and military education programs. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) as well as U.S. Department of Education initiatives on mathematics, science, special education, and ensuring teacher quality. We also offer online and onsite staff professional development, alignment, and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
     Our research-based courseware library includes thousands of hours of mastery-based instruction and related assessment covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, and social studies. Our web-based assessment and alignment tools ensure that instruction is differentiated and targeted and that curriculum is aligned to state and national standards. Educators are able to identify each student’s instructional needs and prescribe an individual learning program using PLATO Learning courseware and assessments, educational web sites, and the school’s own textbooks and other core and supplemental instructional materials. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents, students, teachers, and administrators in the learning process.
     We operate our principal business in one industry segment, which is the development and marketing of educational software and related services.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the areas identified below as the critical accounting policies and estimates that are significant to the financial statement presentation, and that require difficult, subjective, or complex judgments:
•	Revenue recognition

•	Capitalized product development costs

•	Valuation of our deferred income taxes

•	Valuation and impairment analysis of goodwill and identified intangible assets
     There have been no significant changes to our accounting policies in these areas during the first nine months of 2007. For a complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2006.

General Factors Affecting our Financial Results
     There are a number of general factors that affect our financial results from period to period. These factors are discussed below.
     Revenue. We are strategically transitioning our business model from one that emphasized the sale of one-time perpetual licenses to our software, for which revenue is generally recognized up-front upon delivery, to one that emphasizes the sale of internet-based subscription products, for which revenue is recognized over the subscription period. As a result, this transition will affect the comparability of our revenues from period to period until it is complete. The transition became most evident in the third quarter of 2006 when many of our new internet-based subscription products became available. As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable.
     Until our transition to internet-based subscription products is closer to completion, a meaningful portion of our revenues will continue to be derived from perpetual license sales of our software products. These revenues are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of individual license fee transactions can have a significant impact on revenues in a period. In addition, as is common with many software companies, a large portion of our customer orders tend to occur in the final weeks or days of each fiscal quarter. As a result, license revenues can be heavily influenced by events such as funding approvals that may be outside our control during this short span of time. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
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
Overview of Financial Results
     Total orders for the third quarter of 2007 were $26.3 million compared to $34.4 million in 2006. Orders for our internet-based subscription courseware products – which are the foundation of our growth strategy — increased $4.1 million, or 59% over the third quarter of 2006. However, this increase was not sufficient to offset a $7.7 million decline in orders for our legacy products sold on a perpetual license basis. This continuing transition from our legacy perpetual license products to our new subscription products also contributed to the decline in year to date orders to $51.7 million in 2007 from $66.7 million for the same period last year.
     Revenues for the third quarter of 2007 were $19.2 million, a decline of $4.3 million, or 18.1%, from the third quarter of 2006. Year to date revenue was $51.4 million compared to $66.9 million for the nine-month period in 2006. Subscription revenues grew 49% in the quarter to $6.5 million, but were offset by a decline in license fees from legacy perpetual products as we continue our transition from a perpetual software licensing model, for which revenue is recognized upon delivery, to a software-as-a-service model in which revenue is recognized over a subscription period.
     Cost of revenues and operating expenses combined declined by $5.2 million in the third quarter compared to the same period last year as we continued to drive efficiencies into our business and lower our cost structure. As a result, our third quarter net loss improved by $0.7 million, from ($1.8) million, or ($0.08) cents per share in 2006, to ($1.0) million or ($0.04) per share in 2007. On a year to date basis, our net loss remained unchanged from the prior year at ($10.9) million, or ($0.46) per share, as the decline in revenue of $15.5 million was offset by declines in cost of revenue and operating expenses, including a one-time benefit of $0.8 million related to the early termination of the lease on our former U.K. office facility.

Results of Operations
Revenues
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
Sales Order Information (in thousands)

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
			Percent			Percent
			Increase			Increase
	2007	2006*	(Decrease)	2007	2006*	(Decrease)
Order Value:
Subscriptions
Courseware	$11,118	$7,005	58.7%	$19,692	$10,320	90.8%
Assessment and other	1,396	4,397	(68.3%)	3,017	7,075	(57.4%)

Total subscriptions	12,514	11,402	9.8%	22,709	17,395	30.5%

License fees	5,503	13,216	(58.4%)	12,306	28,417	(56.7%)

Services	8,276	9,759	(15.2%)	16,722	20,896	(20.0%)

	$26,293	$34,377	(23.5%)	$51,737	$66,708	(22.4%)

Percent of Total Order Value:
Subscriptions
Courseware	42.3%	20.4%		38.1%	15.5%
Assessment and other	5.3%	12.8%		5.8%	10.6%

Total subscriptions	47.6%	33.2%		43.9%	26.1%

License fees	20.9%	38.4%		23.8%	42.6%

Services	31.5%	28.4%		32.3%	31.3%

	100.0%	100.0%		100.0%	100.0%

*Certain 2006 amounts previously reported as services orders have been reclassified to subscriptions orders to conform to the current period presentation.
Orders Greater Than $100,000

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2007	2006	% Change	2007	2006	% Change
Number	37	50	(26.0%)	70	95	(26.3%)
Value ($000)	$7,500	$10,136	(26.0%)	$13,634	$19,507	(30.1%)
Average Value ($000)	$203	$203	0.0%	$195	$205	(4.9%)

Revenue By Category (in thousands):

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2007	2006	% Change	2007	2006	% Change
Subscriptions	$6,532	$4,373	49.4%	$17,045	$12,783	33.3%
License fees	5,940	11,689	(49.2%)	13,652	27,658	(50.6%)
Services	6,731	7,394	(9.0%)	20,745	26,476	(21.6%)

	$19,203	$23,456	(18.1%)	$51,442	$66,917	(23.1%)

     Total revenues for the third quarter of 2007 declined 18.1% to $19.2 million, from $23.5 million for the same period in 2006, reflecting a significant decrease in license fee orders and revenues. The decline in license fee orders reflects our continuing transition from sales of legacy perpetual license products for which revenue is recognized upon delivery, to sales of subscription products for which revenue is recognized over the subscription period. This transition also accounts for the year-to-date revenue decline from $66.9 million in 2006 to $51.4 million in 2007.
     Subscription revenue in the third quarter of 2007 increased 49.4%, to $6.5 million reflecting our growing base of subscription customers. Revenue from services decreased 9.0% to $6.7 million in the third quarter of 2007, from $7.4 million for the same period in 2006. Professional services revenue declines made up the majority of the decrease driven primarily by lower training and project management orders on lower total product orders. For the first nine months of 2007, subscription revenue increased 33.3% to $17.0 million and license and service revenue declined 50.6% and 21.6% respectively, over the prior year for largely the same factors as those affecting third quarter revenues.
Gross Margin
Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Revenue Category	2007	2006	2007	2006
Subscriptions	34.0%	18.7%	33.1%	19.1%
License fees	30.9%	49.8%	26.6%	41.3%
Services	35.1%	31.5%	40.3%	39.6%

Total	100.0%	100.0%	100.0%	100.0%

Gross Margin Percentage

	Three Months Ended July 31,			Nine Months Ended July 31,
			Increase			Increase
Revenue Category	2007	2006	(Decrease)	2007	2006	(Decrease)
Subscriptions	36.6%	64.8%	(28.2%)	35.0%	49.7%	(14.7%)
License fees	65.2%	65.3%	(0.1%)	54.5%	64.9%	(10.4%)
Services	48.1%	43.5%	4.6%	52.6%	49.3%	3.3%
Total	49.5%	58.4%	(8.9%)	47.3%	55.8%	(8.5%)
     Total gross margin decreased to 49.5% for the third quarter of 2007, from 58.4% for the same period in 2006. The decline is due primarily to an increase in subscription royalty costs and the lower mix of higher margin perpetual revenues.

     Subscription gross margin decreased to 36.6% in the third quarter 2007 from 64.8% for the same period in 2006. Third quarter 2006 subscription margins include a one-time benefit of approximately $760,000 related to a royalty agreement renegotiated at that time. Excluding this benefit, third quarter 2006 subscription margins would have been 47.5%. The remaining decline to 36.6% in third quarter 2007 reflects lower margins on incremental subscription revenues that result from straight-line amortization of capitalized subscription product investments relative to the gradual recognition of subscription revenues over time. Accordingly, subscription gross margins are generally expected to be lower early in the life cycle of new products and increase over time as subscription revenues grow.
     Services gross margin in the third quarter increased to 48.1% in 2007 from 43.5% in 2006. This improvement reflects a shift in services revenue mix toward higher margin software maintenance revenues caused by the decline in training and professional services revenues.
     The total gross margin for the nine month period was 47.3% compared to 55.8% for the same period last year. Similar factors as those identified above that affected third quarter gross margins also impacted the year to date gross margins.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items. This information is provided as an aid to the understanding of our discussion and analysis of our operating expenses.

	Percentage of			Percentage of
	Total Revenue		Percent	Total Revenue		Percent
	Three Months Ended		Increase	Nine Months Ended		Increase
	July 31,		(Decrease)	July 31,		(Decrease)
	2007	2006	in Amount	2007	2006	in Amount
Sales and marketing	39.5%	40.7%	(20.5%)	44.1%	43.1%	(21.4%)
General and administrative	14.9%	17.3%	(29.5%)	17.5%	19.5%	(31.0%)
Product maintenance and development	2.6%	5.2%	(58.8%)	6.6%	5.9%	(14.1%)
Amortization of intangibles	2.3%	3.9%	(51.5%)	2.6%	4.2%	(51.8%)

Subtotal	59.3%	67.1%	(27.6%)	70.8%	72.7%	(25.1%)
Restructuring and other charges	(4.0%)	0.1%	(3,747.6%)	(1.5%)	0.5%	(312.8%)

Total operating expenses	55.3%	67.2%	(32.6%)	69.3%	73.2%	(27.2%)

     Total operating expenses were $10.6 million for the third quarter of 2007, a decrease of 32.6% from the $15.7 million reported for the same period in 2006. On a year to date basis total operating expenses declined $13.4 million or 27.2%.
     Sales and marketing expenses decreased 20.5%, or $2.0 million, from the third quarter of 2006 to the third quarter of 2007, and 21.4%, or $6.2 million for the corresponding nine month periods. These declines reflect the reorganization and cost reduction activities we initiated at the end of 2006, and to a lesser extent, lower variable incentive compensation expense due to lower revenues.
     General and administrative expenses were $2.9 million in the third quarter of 2007, a decrease of 29.5% or $1.2 million compared to 2006. For the nine month period ended July 31, 2007, general and administrative expenses declined $4.0 million or 31.0% over the prior year. These declines reflect decreases in Sarbanes-Oxley compliance costs, lower external audit fees, reduced bad debt expense and other cost reduction activities we initiated at the end of 2006.
     Product maintenance and development expenses were $0.5 million in the third quarter of 2007, a decrease of $0.7 million, or 58.8%, reflecting lower maintenance costs on legacy products, continued reliability of our PLE platform and lower start-up costs on new product investments. For the first nine months of 2007, product maintenance and development expenses were $3.4 million, down $0.6 million from $4.0 million in the prior year. The decline during this period reflects decreasing maintenance costs associated with legacy products partially offset by early-stage development costs on new products and start-up support costs early in 2007 associated with the launch of our new instructional management system late in 2006.
     Amortization of intangibles expenses for the third quarter decreased 51.5%, or $0.5 million compared to 2006 and $1.5 million for the comparable nine month period. This decrease reflects the impairment write-down in the fourth quarter of 2006 of certain customer and trademark intangible assets acquired in previous acquisitions.
     The restructuring benefit of $0.8 million in the third quarter of 2007 related to the early termination of a U.K. facility lease. Upon exiting this facility in the fourth quarter of 2006, we expected to be liable for the full remaining rent payments under the committed term of the lease, and accordingly, accrued a related restructuring charge of $1.1 million at that time.
Other Income, Net
     Other income consists primarily of interest income on our cash and cash equivalent balances. Other income declined $0.2 million for the third quarter and $0.3 million for the first nine months of 2007 due to the decrease in our average cash and cash equivalents over the prior year.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At July 31, 2007, cash and cash equivalents were $22.4 million, a decrease of $10.7 million from October 31, 2006. This decrease primarily represents the investments made in new product development of $11.7 million and equipment and leasehold improvements of $1.5 million offset by net cash provided by operations of $3.0 million.
Working Capital and Liquidity
     At July 31, 2007, our principal sources of liquidity included cash and cash equivalents of $22.4 million, and net accounts receivable of $15.2 million. During the third quarter, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or one times the Company’s trailing twelve months subscription and maintenance revenue. The Company has the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of the assets of the Company. Financial covenants are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA) that are tested only when the unused portion of the line of credit plus our cash and cash equivalents on hand is less than $12.5 million.

     Working capital, defined as current assets less current liabilities, was ($3.8) million at July 31, 2007 and $8.8 million at October 31, 2006. The decrease in working capital was primarily due to the decrease in cash and cash equivalents of $10.7 million as discussed above, a decrease in net accounts receivable of $3.4 million, offset by a decrease in other accrued liabilities of $3.0 million. Accounts receivable decreased due to the reduction in order levels previously discussed, a reduction in bad debt reserves of $0.6 million due to improved credit policies, and improved collections relating to customer funding schedules. Other accrued liabilities decreased primarily due to payments and adjustments to restructuring costs accrued in 2006.
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
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases, royalty and software license agreements, capital lease obligations and amounts outstanding, if any, under our secured credit facility. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2006 for a table showing our contractual obligations. Other than our secured credit facility, under which no amounts were borrowed during the third quarter of 2007, there were no significant changes to our contractual obligations during the first nine months ended July 31, 2007.
     At July 31, 2007, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of July 31, 2007.
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

Interest Rate Risk
     Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At July 31, 2007, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the first nine months of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1A. RISK FACTORS
     Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2006 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
Exhibit Number and Description
10.01	Forms of employee restricted stock agreement for 2006 Stock Incentive Plan.

10.02	Board of Directors’ Compensation Plan, as amended.

31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC.	By	/s/ MICHAEL A. MORACHE
September 10, 2007		Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ ROBERT J. RUECKL

Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)