Form 10-K
period 2007-10-31
PLATO LEARNING INC
filed 2008-01-14
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant, as of April 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $101,000,000.
The number of shares of the Registrant’s common stock, par value $.01, outstanding as of December 28, 2007 was 23,823,556 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 27, 2008 (the “2008 Proxy Statement”) are incorporated by reference in Parts II and III.

PLATO LEARNING, INC.
Form 10-K
Fiscal Year Ended October 31, 2007

2

PART I
ITEM 1. BUSINESS
Overview
     PLATO Learning, Inc., a Delaware corporation incorporated in 1989, is a leading provider of computer and web-based instruction, curriculum planning and management, assessment, and related professional development and support services to K-12 schools. Our products are used by thousands of U.S. schools and other institutions across the country, principally to provide alternative instruction to students performing below their grade level. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) and Reading First federal legislation, as well as U.S. Department of Education initiatives on mathematics and science, special education, and ensuring teacher quality. We also offer online and onsite staff professional development, alignment, and correlation services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
     Our research-based courseware library includes thousands of hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, and social studies. Our web-based assessment and alignment tools ensure that instruction is differentiated and targeted and that curriculum is aligned to local, state, and national standards. Educators are able to identify each student’s instructional needs and prescribe an individual learning program using PLATO Learning courseware and assessments, educational web sites, and the school’s own textbooks and other core and supplemental instructional materials. A variety of reports are available to help educators identify gaps in student understanding and ensure that standards are being addressed. The web-based accountability and assessment products involve parents, students, teachers, and administrators in the learning process.
     We operate our principal business in one industry segment, which is the development and marketing of educational software and related services.
Market
     Based on the most recent market data from Education Market Research, $3.3 billion is spent annually on supplemental instructional materials in the United States. Of that spending, Simba Information, a leading education technology analyst, cites that the U.S. market for electronic instructional materials, particularly K-12 courseware products, was $1.87 billion in 2006, an increase of 4.4% over 2005. Electronic supplementals are the largest sub-category of supplemental materials spending and the second-fastest growing sub-category. Further, Simba reported that school districts spent $362 million in 2006 on low-stakes formative assessment for the classroom with a combined annual growth rate of 10%. Growth in this market will continue to be fueled by an increasing emphasis on quality of education at local, state, and national levels and the increase in assessment requirements for grades 3 through 8.
     Schools have largely met the infrastructure and hardware goals that drove their technology purchases five years ago. Ninety-nine percent of the nation’s K-12 public schools have Internet access, 84% have high-speed Internet access, wide area networks (WANS) have become widespread with 79% of all schools connected, and local area networks (LANS) are found in 96% of schools, according to Market Data Retrieval’s Technology in Education report. Increasingly, our customers are turning to computer-aided and web-based methods of instruction as a supplement to their instructor-led programs due to the flexibility, cost-efficiency, and effectiveness of e-learning products.
Strategy
     Prior to fiscal year 2005, the Company’s strategy was largely driven by acquisition. In fiscal year 2005, the Company launched a new, organic growth-based strategy focusing on five core strategic initiatives:
•	Deliver our instructional solutions on a single, Internet-based delivery platform. Emerging trends over the last several years are driving growing acknowledgement of the benefits of delivering curriculum into the K-12 market over the Internet. These trends include improving Internet technology, significant investments by school districts in technology infrastructure, the high cost of ownership of multi-vendor, on-site applications, growing use and acceptance of Internet-based resources in the K-12 market, ubiquitous Internet accessibility outside the classroom, and student and teacher demographics with respect to technology expectations and adoption. Targeting these trends, we developed and launched the PLATO Learning Environment™ (“PLE™”) in July 2006, an intuitive, web-based Learning Management System (“LMS”) that is available to students, teachers and administrators anywhere an Internet connection and browser are available. As of the end of fiscal year 2007, the significant majority of our instructional content has been refreshed and transitioned to the PLE platform.

•	Transition our business model from perpetual licenses sales to subscriptions sales, sometimes called “software as a service,” or SaaS. Historically, the Company operated a traditional software business model in which software products were licensed to customers on a perpetual basis for installation and use on their own technology. In our view, this business model had many undesirable characteristics including high product maintenance and support costs, high volatility and low visibility of financial results, and a dependence on large sales at or near quarter end to achieve financial targets, often resulting in significant price discounting and a short-term business focus. We believe the subscription-based business model provides significant advantages over the perpetual license model in that it produces significant operating leverage, a predictable recurring revenue stream through subscription renewals, and greater visibility and stability to future operating results. In fiscal year 2007, approximately 70% of our product orders were for subscription-based products, up from approximately 40% in fiscal year 2006.

•	Create a core competency in software product development. The Company’s previous acquisition-based strategy led to the Company’s products being delivered on a variety of technology platforms resulting in high maintenance costs, little product integration, and a long development cycle for new products. To achieve the functionality, timing, and cost targets set in our new product strategy, a core competency in software development was required. By the beginning of fiscal 2006, we completed a restructuring of our software development organization centered on an off-shore development capability and structured software development processes that has greatly lowered our development costs and improved product quality and time to market.

•	Leverage the Company’s strong brand and extensive library of curriculum to grow market share in the intervention market. The Company’s traditional strength has been the

$1.5 billion market for solutions that help students who are multiple grade levels behind and at risk of not being promoted to the next grade or not graduating—the intervention market. Instruction delivered using technology provides an ideal solution for this market need as instructional intervention generally occurs outside the traditional classroom and requires self-paced learning personalized for each student’s unique learning needs. The technology solutions currently sold to this market are characterized by a large number of smaller competitors. We believe that providing new and differentiated solutions on an Internet-based platform such as PLE, combined with our strong brand in this market, uniquely positions PLATO Learning to become a dominant provider of technology-based solutions in a fragmented market.

•	Expand the Company’s addressable market to include the larger classroom supplemental instructional materials market. We believe that the growing need for instructional intervention is driving an opportunity to provide more effective teacher-facilitated tools for everyday classroom instruction. The market for supplemental classroom materials—worksheets, workbooks, reading supplements, manipulatives and other offline instructional materials other than textbooks and core curriculum used in the classroom — still consists largely of non-technology based materials that do not serve the growing expectations of digital-native students and younger teachers, who expect to use technology in their daily activities. In fiscal year 2007, we completed Straight Curve® Mathematics for grades K—6, the first in a line of products designed specifically for teachers to use in on-grade level instruction in the classroom.
Products
     Our products and solutions consist of a comprehensive portfolio of technology-based instructional content, classroom assessment, and related professional development and support services to K-12 and post-secondary schools and other institutions. We combine our large library of highly interactive content with the unique features of our web-based learning management system to deliver solutions that meet a variety of needs in K-12 and post-secondary schools. These solutions fall into the following main categories:
•	Credit/Course Recovery: Solutions for “at-risk” students falling behind in classes, allowing for course credit and on time graduation;

•	Exam Intervention: Solution mapped to state test exit exam blueprints designed to provide students with additional preparation for high school exit exams and other national high-stakes exams such as the ACT and SAT;

•	Dropout Prevention/Retention: Solutions that allow schools with high drop-out rates to provide re-entry or retention programs to students, providing these students the opportunity to earn their high school degree and allowing schools to retain or re-capture funds directly linked to per capita student attendance;

•	Summer School: Solution that is delivered online, providing schools and students with alternative and flexible learning options outside of the classroom. The summer school solution reduces fixed physical costs currently associated with traditional in-school programs and can also be applied to other extended learning scenarios such as after-school programs, distance learning, and home schooling;

•	NCLB-Compliance: Solutions that include a variety of programs to facilitate schools’ adherence to NCLB requirements, including regular assessment, curriculum alignment and professional development/teacher training;

•	Other: Solutions that include a variety of courses designed for post-secondary developmental education, educator preparation, and other workforce solutions.

     These solutions are delivered within the following targeted application areas:
Elementary Intervention. Our elementary product content is focused on reading and mathematics curricula, including after-school solutions that provide additional practice on key concepts appropriate for students with special needs. We also provide interdisciplinary, project-based content for other traditional subjects, such as science, social studies, and reading. All of our online products are linked to diagnostic and standards-based assessment products. Some of our early reading products are delivered on commercial gaming platforms, such as the PlayStation® game console from Sony Computer Entertainment, Inc.
Elementary Supplemental. We recently introduced an elementary supplemental product line under a new brand name “Straight Curve.” Straight Curve is not meant to compete with classroom textbooks, but to facilitate teacher instruction by providing flexible materials that complement existing classroom resources. As opposed to PLATO Elementary Intervention products, which are “student-centric” and typically provided outside of the daily lesson plan to students who require additional tutoring, Straight Curve is designed to be “teacher-facilitated” and easily integrated into the normal classroom lesson plan. Materials are multimedia based, versus static textbook instruction, thus providing an engaging and interactive learning environment for today’s technology savvy students and teachers. Presently, Straight Curve is only offered for mathematics for grades K-6 with plans to develop and release future Straight Curve products in the areas of science and reading.
Secondary Intervention. Our secondary instructional content is predominantly provided as intervention solutions for middle and high school students. However, the same content titles and courses can also be utilized for students at or above grade-level, as mainstream or accelerated learning solutions. Secondary courses are designed with interactive content and aligned to national standards. In addition to online instruction, these courses also include off-line and web-based activities, online unit-level and end-of-course cumulative assessments, and teacher guides. Exemptive pre-tests are available for students to demonstrate skills already acquired through other courses. Our whole-semester courses provide rigorous, standards-driven content that is self-paced and includes built-in reporting to ensure knowledge acquisition and course completion for credit. Our Exam Intervention solution provides learning paths aligned to state-specific high school exit exams. In addition, the solutions include professional services that assist teachers in managing student remediation programs for these exam interventions.
Classroom Formative Assessment. PLATO Learning’s assessment database consists of more than 180,000 high-quality test items linked to state, district, and national standards. In conjunction with powerful data management tools, our assessment solutions can provide assessment results by student demographic category, as required by the NCLB, and facilitate data-driven decision making for school curriculum development, textbook choices and providing personalized learning. Additionally, we offer customers data warehousing and analytics functionality that provide the capability to upload results from statewide tests and compare and analyze classroom assessment data against these results. We have two primary assessment products, both of which are standards-based — PLATO® Test Packs with Prescriptions and PLATO® eduTest Assessment.

•	PLATO® Test Packs with Prescriptions provides fixed benchmark assessments integrated with instructional curriculum for reading/language arts and mathematics for grades 2-11. Each benchmark test is based on state content/curriculum standards and is updated as state standards change. PLATO Test Packs prescribe individual learning paths to PLATO® content based on student performance, which can then be completed at the student’s own learning pace. As a result, PLATO Test Packs give teachers the flexibility to allow PLE to automatically prescribe assignments or to make manual adjustments before assigning lessons.

•	Our standalone assessment solution (PLATO eduTest) is a comprehensive online assessment solution for grades K-8 that identifies strengths and needs for students that are utilized by schools to make instructional decisions to improve student achievement. The assessment results provided by PLATO eduTest allow teachers to customize and assign individual and/or group learning activities, as appropriate. The product can be used in classrooms or computer labs and is provided in both online and paper-based formats.
Post Secondary. Our developmental algebra products, sold under the Academic Systems® brand, are primarily intended for students who are not yet ready for college level courses, but have completed high school. We also provide various other instructional content to this market under our PLATO® brand.
Learning Management System
          In July 2006, we launched the PLATO Learning Environment (“PLE”), a web-based technology platform to deliver all of our instructional solutions, providing a unified curriculum management and delivery system that requires only an Internet connection and a browser.
          Aligning curriculum to standards is a central core competency that is required to leverage the public school accountability market trend in the U.S. Educators understand that everything they use for instruction requires linkage to standards. Without this capability, it is not possible to assess and track individual progress of students during the school year and to adjust instruction accordingly to make sure graduation, promotion, and exit exam passing rates are achieved. Integrated into PLE is a set of software tools and processes that allow us to continuously maintain alignments to standards for all content in PLE for all 49 states with standards and the major national standards such as SAT, ACT, GED, and NAEP. With this proprietary technology, we can maintain standards alignment rapidly and at low cost. In addition, these tools make it economically practical for us to maintain alignments to non-PLATO Learning content such as textbooks, external web site resources, and other third-party content.
          In addition to the proprietary functionality related to up-to-date alignments of academic standards to a wide variety of instructional content, PLE provides the following unique or differentiated features:
•	Delivers our extensive curriculum on an anytime, anywhere basis to any user with a browser and Internet connection;

•	Built-in links to many popular websites containing other K-12 curriculum;

•	Ability for teachers to upload documents they have created for access by students;

•	Access to preset teacher materials used to supplement the online curriculum;

•	Increases teacher productivity and accountability by integrating content with the critical areas of planning, instruction, assessment, data management, reporting and communication;

•	Allows teachers to create customized lesson plans;

•	Provides search functionality that allows users to find resources and content based on standards applicable to their instructional requirements;

•	Manages classroom materials and assignments;

•	Prepares assessment tests and provides recommendations for relevant follow-up content based on results;

•	Automated grading and reporting for whole course or supplemental programs.
Instructional Content Library
          Our content library contains rich, interactive, multimedia instructional content that is highly engaging for both students and teachers. This research-based courseware library includes more than 6,000 hours of mastery-based instruction material covering discrete learning objectives in the subject areas of mathematics, science, reading/language arts, and social studies.
          The Company’s content can be applied to multiple student learning profiles (e.g. general education, special education, at-risk) and tailored for students across multiple grade-levels. Content offerings are classified as intervention solutions when applied to students performing below grade-level, as core or supplemental instructional solutions for mainstream students performing at grade level, and as advanced placement offerings for students performing above grade level. We believe our products provide the following differentiating factors:
•	Interactive, engaging multimedia instruction that is highly differentiated from the static text-biased, drill and kill content provided by many other companies;

•	Content that is cross-referenced to academic standards set by states, the federal government, and other standard-setting bodies;

•	Assessments that are tied to these standards and generate customized lesson plans based on an individual student’s test results;

•	Content arranged into a series of semester-long pre-configured online courses for grades 7-12 that can be employed both inside and outside of the classroom;

•	Fully customizable by schools to fit their unique instructional needs;

•	Correlated to all primary textbooks used in K-12 schools.
Services
     Our professional services offerings ensure that customers receive the consultation, training and services needed to successfully implement our solutions and integrate educational technology into their day-to-day teaching and learning environment. Services are delivered in face-to-face sessions as well as synchronous and asynchronous online delivery methods. Our consultants work with schools to develop customized staff development plans that are tied to standards and/or a school’s unique accountability and assessment needs. To help schools meet these accountability mandates and the goals of their school improvement plans, we offer services in the following three areas:
•	PLATO Professional Services: Fulfill immediate in-service and long-range professional development needs;

•	PLATO Technical Services: Provide pre- and post-implementation technical and software support, including telephone and web-based support;

•	PLATO Data Services: Assist schools with correlation of instructional content to published academic standards and textbooks, ensure their data is efficiently maintained, and assist in accessing and utilizing assessment data to make informed instructional decisions.
     Customers are offered a choice of delivery schedules so that staff development can take place at times convenient to their respective needs throughout the year. Training is offered during the school day, after school or during planning periods, for large or small groups or one-on-one training. In doing so, we help schools minimize the expense and inconvenience of bringing in substitute teachers while full-time staff attends in-service training. The PLATO Professional Services model is built on the recommended staff development standards of the National Staff Development Council.
Sales and Marketing
     Our sales channel is primarily made up of direct sales representatives located throughout the U.S. and inside sales representatives operating out of our corporate headquarters in Bloomington, Minnesota. We also utilize distributors, resellers, catalogs, and e-commerce via our Internet web site (www.plato.com).
     In the K-12 market we sell to school districts of all sizes, but generally target larger school districts. In the post-secondary market, we target community colleges, four-year universities, adult education centers, and correctional institutions.
Competition
     The instructional technology market is served by hundreds of companies that offer a range of instructional products and services. At one end of the market are companies with a single course or application. At the other end are companies with a broad set of courseware and applications for elementary, middle school, high school, and/or post-secondary grade levels. These companies are “comprehensive” in terms of being able to package a solution that covers multiple grade levels, subjects, and associated reports and assessments. Between the comprehensive and non-comprehensive categories there are as many variations as there are companies.
     We estimate that the five largest companies serving this market — PLATO Learning, Pearson Education, Houghton Mifflin/RiverDeep, Renaissance Learning, and Scholastic — have an estimated combined market share of approximately 40%. PLATO Learning and Pearson Education provide courseware across all K-12 grade levels, while Houghton Mifflin/Riverdeep, Renaissance Learning, and Scholastic limit the breadth of grade levels and/or subject areas their solutions address. We also compete against a number of smaller competitors, including Compass Learning, Voyager Learning, Class.com, Apex Learning, American Education Corporation (A+), and others. Many of these smaller, non-comprehensive companies focus on a geographic segment or district size, rather than the national market. The needs, size, and location of school districts often influence the opportunities for which companies choose to compete.
     When competing with any company, we differentiate our solutions by emphasizing the multimedia richness (e.g. interactive graphics, video, audio) and depth of our courseware the benefits of a single learning management system that delivers all content over the Internet for all grades and core subject areas, the completeness of alignments to state and national standards, and the unique diagnostic and prescriptive capabilities of our products to improve performance on state exams and standards. We also believe that our record of student improvement and product development capabilities differentiate us from the competition. Based on our experience, we believe that these are key factors that buyers use in evaluating competitive offerings.
Product Development
     Our product development group develops, enhances, and maintains our courseware, assessment, instructional management software, and delivery system platforms. We utilize both domestic and offshore resources. In fiscal year 2007, approximately 45% of our total product development spending was incurred offshore.
     We employ a rigorous multi-phased product development methodology and process management system. Based on instructional design concepts and models, as well as systems development management techniques, our product development methodology has been constructed for the creation of individualized, student-controlled, interactive instruction using the full multimedia capabilities of today’s personal computing, communication, and other related technologies. Our innovative product architectures and advanced group-based rapid prototyping technologies shorten time-to-market and development costs.
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
     In 1989, Control Data assigned to us the registered copyrights in the then-existing PLATO® courseware. We rely on the laws of copyright to protect all versions of PLATO courseware and software, and in many instances have registered our copyrights. Our courseware also contains certain copyrighted material that we have acquired through various acquisitions. In addition, we license a limited amount of software from third-party developers to incorporate into our courseware and software products.
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
Backlog
     Our deferred revenue was $49.1 million and $41.8 million at October 31, 2007 and 2006, respectively. At October 31, 2007, we expect approximately $10.3 million of our deferred revenue to be recognized subsequent to fiscal year 2008. These deferred revenue balances exclude amounts that we expect to earn in the future from a U.S. Department of Navy contract, and customer orders of approximately $0.7 million that have not met certain revenue deferred recognition criteria and are not yet billable to customers.
Seasonality
     Our quarterly operating results fluctuate as a result of a number of factors including the mix of perpetual license fee and subscription product sales, the amount and timing of new product introductions, client spending patterns, public education budget cycles and fiscal year ends, and promotional programs. Historically we have experienced our lowest order levels and revenues in the first and second quarters of our fiscal year and higher levels of orders and revenues in our third and fourth quarters. Because of these factors, the results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.
Employees
     As of October 31, 2007, we had approximately 480 employees. We also contract with offshore resources in the development of new products. We have never experienced a work stoppage as a result of a labor dispute, and none of our employees are represented by a labor organization.
Non-Audit Services Performed by Independent Registered Public Accounting Firm
     Pursuant to Section 10A(i)(2) of The Securities Exchange Act of 1934, as added by Section 202 of The Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Annual Report on Form 10-K, our Audit Committee pre-approved non-audit services, consisting primarily of compliance services.
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

ITEM 1A. RISK FACTORS
     A description of the risk factors associated with our business is set forth below. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
Risks Relating to Our Industry
     We derive a substantial portion of our revenues from public school funding, which is dependent on support from federal, state, and local governments. Changes in funding for public school systems could reduce our revenues and impede the growth of our business.
     The availability of funding to purchase our products is subject to many factors that can affect government funding, including downturns in general economic conditions, which reduce government tax revenues and may affect education funding, emergence of other priorities that can divert government funding from educational objectives, periodic changes in government leadership that can change spending priorities, and the government appropriations process, which is often slow and unpredictable.
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
Risks Relating to Our Company
     The success of our long-term strategy is dependent on growth in market acceptance of interactive educational technology as an alternative to traditional supplemental materials used in the classroom. If such acceptance does not occur, we may not recover investments made in these products and our future revenues and profitability will be adversely affected.
     Historically, our products have been sold to schools primarily as credit recovery and remedial learning solutions. These solutions are generally delivered to students who require extra learning activities outside of the traditional classroom setting. More recently, we have made significant investments in software products targeted for use by teachers and students as supplemental materials in on-grade level classroom applications. Traditionally, these supplemental materials consist of print and other materials purchased by schools or created by the instructor to supplement primary classroom materials such as text books. Broader acceptance of technology products, like those sold by our Company, for use as supplemental classroom materials may not occur due to a number of factors, including:
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
     As a result, there are no assurances that our revenues from these products will grow to levels necessary to earn an acceptable return on the related investments. This could have an adverse affect on our future revenues and ability to become profitable.
The success of our business model is dependent on growth in market acceptance of online subscription products delivered over the Internet. If this acceptance does not grow or is otherwise diminished, our revenues will continue to decline and we may never become profitable.
     Currently our products can be purchased by customers on a perpetual license basis for installation in their own computing environment, or on a subscription basis via Internet access to our hosted computer facilities over the Internet. The business strategy we implemented near the end of fiscal year 2005 resulted in a shift in our new product marketing and development to products that are delivered on a subscription basis via Internet access to our hosted computer facilities.
     This transition to a subscription-based business model will continue to limit our revenue growth in the near term as one-time license fee revenues are replaced with recurring, subscription-based revenues. Longer term, our ability to generate revenue growth and to become profitable is dependent on significant growth of subscription license fees on Internet-based products. Market acceptance of software products delivered over the Internet can be negatively affected by factors such as customers’ confidentiality concerns with regard to student information that is stored outside of their controlled computing environments, existing investments in owned courseware, technology infrastructure and related personnel, customer preferences with regard to perpetual licenses vs. annual subscription decisions, and availability, reliability and security of access to the Internet within a school district.
     If we are unable to substantially increase revenues from online subscription products, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, which may affect our ability to achieve profitability.

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
     More than 45% of our total product development and maintenance spending in fiscal year 2007 was incurred on off-shore development resources. We believe the use of these resources provides us greater flexibility, cost savings, and a greater return on our development investments. These resources are also critical to our ability to quickly transition our products to a subscription-based business model, respond quickly to market changes and to compete against companies with access to larger amounts of capital than we have. However, this dependence introduces risks common to many outsourcing relationships. These risks include the supplier’s ability to maintain sufficient capacity, control costs, and hire, train, and retain qualified resources, as well as risks associated with our limited direct control and physical access to these resources. Our supplier agreements contain provisions intended to limit some of these risks; however, there can be no assurance that they will be effective at doing so. If our supplier relationships are suddenly and adversely affected, it would cause significant product delays and increased development costs, which would have a material negative effect on our competitive position, revenues and profitability.
Our future success is dependent on Internet technology developments, our ability to adapt to these and other technological changes and to meet evolving industry standards.
     Our ability to execute our strategy of delivering our products on a subscription basis over the Internet and generating the related expected revenues is dependent on the development and maintenance of Internet technology as well as our ability to adapt our solutions to changes in Internet technology.
     We may encounter difficulties responding to these and other technological changes that could delay our introduction of products and services. Software industries are characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will, to a significant extent, depend on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.
We are transitioning our business from products that are licensed on a perpetual basis to those that are licensed on a subscription basis. The different revenue recognition characteristics of these products affect the comparability of our financial results. Until we fully complete this transition, our business will be difficult to predict and compare from period to period. Our business is also seasonal. As a result of these factors, we may continue to experience unexpected fluctuations in our quarterly revenues, results from operations and cash flows, which may adversely affect our stock price and the implementation of our strategy.
     Until we complete our transition to subscription-based products, we expect sales of perpetual license products to continue to account for a consequential amount of our revenues. As a result, our operating results will continue to be difficult to predict, may be difficult to compare to historical periods, and may fluctuate from quarter-to-quarter due to factors such as the size, timing, and product mix of license vs. subscription orders. In addition, public school budget cycles result in purchases that have historically been concentrated in the last two quarters of our fiscal year. Accordingly, our annual operating performance can be materially and adversely affected if operational performance factors such as sales productivity and new product introductions do not align with these purchasing patterns. If such annual results are not achieved we may have to delay or adjust components of our strategy implementation which may affect our ability to achieve profitability.
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
If our security measures are breached and unauthorized access is obtained to our web-based products, they may be perceived as not being secure, customers may curtail or stop using these products and we may incur significant legal and financial exposure and liabilities.
     The use of our web-based subscription products involves the storage of certain personal information with regard to the teachers and students using these products. If our security measures are breached and unauthorized access to this information occurs, our reputation will be damaged, our business may suffer and we could incur significant liability. Because the techniques used to attempt unauthorized access to systems such as ours change frequently and generally are not recognized until attempted on a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the security of our system could be harmed and we could lose sales and customers.
Claims relating to content available on or accessible from, our web sites may subject us to liabilities and additional expense.
     Our web-based subscription products incorporate content from, and links to, third-party web sites which are not under our direct control. As a result, we could be subject to claims relating to this content. In addition to exposing us to potential liability, claims of this type could require us to change our web sites in a manner that could be less attractive to our customers and divert our financial and development resources.
Interruptions or delays in service from our third-party Web hosting facilities could impair the delivery of our service and harm our business.
     Our subscription products are delivered using standard computer hardware located in two third-party Web hosting facilities, with the primary facility located on the west coast of the United States. We do not control the operation of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Despite precautions taken at these facilities, the occurrence of a natural disaster or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with disaster recovery arrangements in place, our service could be interrupted. Interruptions in our service may reduce our revenue, cause us to issue credits, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We lease all of our facilities, including our corporate headquarters in Bloomington, Minnesota, and several smaller offices in the United States. We continue to be a party to two leases for unoccupied office space in the United Kingdom. Our leased facilities are adequate to meet our current and expected business requirements.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of October 31, 2007, we were not party to any pending legal proceedings the outcome of which could reasonably be expected to have a material unfavorable or favorable effect on our operating results, financial position or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II.
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock has traded publicly on the NASDAQ Global Market under the symbol “TUTR” since December 23, 1992. The quarterly ranges of high and low prices per share of our common stock were as follows:

	2007		2006
Fiscal Quarter	High	Low	High	Low
First	$5.96	$4.90	$8.75	$6.68
Second	5.59	3.70	10.23	7.75
Third	4.73	3.81	10.08	4.87
Fourth	4.80	3.00	7.17	4.94
Holders
     As of December 31, 2007, there were approximately 800 record holders of our common stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information available to us, there were approximately 2,050 holders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts.
Dividends
     We did not declare or pay cash dividends on our common stock in fiscal years 2007 or 2006. While future cash dividend payments are at the discretion of our Board of Directors, our current intentions are to reinvest all earnings in the development and growth of our business.

Stock Performance Graph
     The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this stock performance graph by reference therein.
     In accordance with Securities and Exchange Commission regulations, the following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index and the weighted average return of our peer group (described below) for the five years ended October 31, 2007, assuming an initial investment of $100 and the reinvestment of all dividends.
     Our current peer group consists of the following: Bright Horizons Family Solutions, Inc., LeapFrog Enterprises, Inc., Nobel Learning Communities, Princeton Review, Inc., Renaissance Learning, Inc., Scholastic Corp., School Specialty, Inc. and Scientific Learning, Inc.

	10/31/2002	10/31/2003	10/31/2004	10/31/2005	10/31/2006	10/31/2007
PLATO Learning, Inc.	$100.00	$151.78	$177.39	$144.56	$119.76	$89.26
Current Peer Group	$100.00	$119.35	$101.36	$108.82	$100.02	$100.09
NASDAQ	$100.00	$145.31	$148.52	$159.45	$177.98	$215.01
Securities Authorized for Issuance Under Equity Compensation Plans
     The information required by Item 201(d) of Regulation S-K is set forth under Item 12 of this Annual Report on Form 10-K.
Repurchases
     We did not repurchase any shares of our common stock during fiscal year 2007. Our Board of Directors approved a stock repurchase plan in December 2001, which authorizes us to repurchase up to $15 million of our common stock in the open market and in privately negotiated transactions. The plan has no set termination date and the timing of any repurchases will be dependent on prevailing market conditions and alternative uses of capital. The approximate dollar value of shares that may yet be repurchased under the plan is $1.3 million.
ITEM 6. SELECTED FINANCIAL DATA
Fiscal Year
     Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2007, 2006, and 2005 relate to the fiscal years ended October 31, 2007, 2006, and 2005, respectively. References to future years also relate to our fiscal year ending October 31.

(In thousands, except per share amounts)	2007	2006	2005	2004	2003
				(3)
For the year ended October 31:
Revenues(1)	$69,632	$90,719	$121,804	$141,801	$82,192
Gross profit (2)	32,113	49,936	56,996	91,248	54,011
Operating expenses:
Sales and marketing	29,849	38,598	49,996	61,586	39,438
General and administrative	12,095	16,619	18,420	19,469	13,182
Product maintenance and development	4,334	5,496	5,646	5,973	2,267
Amortization of intangibles	1,740	3,711	4,322	4,308	587
Restructuring, impairment and other charges	(478)	9,093	6,025	—	802
Operating loss	(15,427)	(23,581)	(27,413)	(88)	(2,265)
Other income, net	1,159	1,701	586	290	157
Income tax expense (benefit)	608	600	860	2,030	(441)
Net loss	(14,876)	(22,480)	(27,687)	(1,828)	(1,667)
Basic and diluted loss per share	$(0.63)	$(0.95)	$(1.18)	$(0.08)	$(0.10)

At October 31:
Cash and cash equivalents	$24,297	$33,094	$46,901	$29,235	$23,834
Marketable securities	—	—	213	16,223	3,862
Accounts receivable, net	14,479	18,529	22,768	41,852	39,176
Total assets	167,303	176,230	197,328	232,744	149,962
Long-term debt, excluding current portion	—	18	57	42	308
Deferred revenue	49,123	41,846	40,431	51,575	26,564
Total liabilities	66,568	61,780	62,501	73,294	40,030
Stockholders’ equity	$100,735	$114,450	$134,827	$159,450	$109,932

(1)	In 2006, we began transitioning our business model from one that emphasized the sale of one-time perpetual licenses to our software, for which revenue is generally recognized up-front upon delivery, to one that emphasizes the sale of subscription-based products, for which revenue is recognized over the subscriptionperiod. As a result, this transition will affect the comparability of our revenues and profitability from period to period until it is complete.

(2)	Gross profit in 2007 was reduced by $531 of asset impairment charges related to certain capitalized product development. Gross profit in 2006 was reduced by $1,089 of asset impairment charges related to purchased technology intangible assets. Gross profit in 2005 was reduced by $13,194 of asset impairment charges related to certain capitalized product development and purchased technology assets. See Notes 7 and 8 to the Consolidated Financial Statements.

(3)	On November 17, 2003, we acquired Lightspan, Inc. Operating results of Lightspan, Inc. are included in our consolidated financial statements from the date of acquisition.

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
     Revenue Recognition. We derive our revenues from three sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our online, web-based products; (2) license revenues from non-cancelable perpetual license agreements; and (3) related professional and support services and other revenue.
     We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. Because we also provide our products on a subscription basis via access to our hosted computing facilities we follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.
     We recognize revenue when all of the following conditions are met:
•	There is persuasive evidence of an arrangement;

•	Access to our online subscription products have been provided to the customer or the perpetual courseware has been delivered;

•	The amount of fees to be paid by the customer is fixed and determinable; and

•	The collectability of the fee is probable.
     Our arrangements do not contain general rights of return.
     Revenue from the sale of software under subscription arrangements is recognized on a ratable basis over the subscription period starting the later of the first day of the subscription period or when all revenue recognition criteria identified above have been met. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

     We also provide professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training, and implementation services are not essential to the functionality of our software products. Revenues from these services are recognized separately upon delivery where there is objective and reliable evidence of fair value of each deliverable. Software support revenue is deferred and recognized ratably over the support period.
     For revenue arrangements with multiple deliverables, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.
     If collectability of the fee is not probable, revenue is recognized as payments are received from the customer provided all other revenue recognition criteria have been met. If the fee due from the customer is not fixed or determinable, revenue is recognized as the payments become due provided all other revenue recognition criteria have been met.
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
     We evaluate our capitalized costs on a quarterly basis to determine if the unamortized cost related to any product, or group of products, exceeds its estimated net realizable value. Estimating net realizable value requires us to use judgment in projecting future revenues and cash flows to be generated by the product and thereby quantifying the amount, if any, to be written off. Actual cash flows realized could differ materially from those estimated. In addition, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated results of operations. Our analysis as of October 31, 2007 resulted in an impairment charge of these assets of $0.5 million. Our analysis as of October 31, 2006 did not result in an impairment charge.
     In the third quarter of 2006, we changed our estimate of the useful lives of platform, math and science products released after the second quarter 2006 from three years to four years on the basis that these products are projected to have longer useful lives. All other product amortization periods have remained at three years. The effect of the policy change on our 2006 results was not material.
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
     The majority of our deferred tax assets represent net operating loss carryforwards which are available to offset future taxable income. These loss carryforwards include those acquired in the acquisition of Lightspan in 2004, as well as carryforward losses that existed prior to, or were incurred after, the acquisition. Our ability to realize the benefit of these loss carryforwards is dependent upon our ability to generate future taxable income. At the time of the acquisition, our history of cumulative operating losses, including those at Lightspan prior to the acquisition, was evidence that we would not be able to generate sufficient future taxable income to realize the benefit of carryforward losses. As a result, our deferred tax assets were fully reserved at that time and, under purchase accounting rules, the write-off was recorded as an increase to goodwill.
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
     Identified intangible assets are amortized to expense over their expected useful lives and goodwill is not amortized. Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made. Significant assumptions and estimates are required in making these assessments. Accordingly, the assumptions and estimates we use in implementing this policy affect the amount of identified intangible asset amortization and impairment charges, if any, reflected in our operating results. As discussed below, our impairment assessments at October 31, 2006 resulted in impairment charges on identified intangible technology, trademark and customer assets acquired in previous acquisitions. There was no impairment charge on identified intangible assets in 2007.

General Factors Affecting our Financial Results
     There are a number of general factors that affect our results from period to period. These factors are discussed below.
     Revenue. We are transitioning our business model from one that emphasized the sale of one-time perpetual licenses to our software, for which revenue is generally recognized up-front upon delivery, to one that emphasizes the sale of subscription-based products, for which revenue is recognized over the subscription period. As a result, this transition will affect the comparability of our revenues from period to period until it is complete. The transition became most evident in 2006 when we introduced many of our new subscription-based products. As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable and predictable.
     Until our transition to subscription-based products is closer to completion, a consequential portion of our revenues will continue to be derived from perpetual licenses to our software products. These revenues are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of individual license fee transactions can have a significant impact on revenues in a period. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
     Gross Profit. Our gross profit during a period is dependent on a number of factors. License fee revenues historically have had high gross profit due to the low direct cost of delivering these products. As a result, the mix of license fee revenues to total revenues in a given period significantly influences reported total gross profit. In addition, a large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross profit, while decreases in revenues have the opposite effect.
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
Overview of Financial Results
     The transition of our Company that began in 2005 continued throughout 2006 and most of 2007. Compared to 2006, our revenues declined 23.2%, to $69.6 million, and our net loss decreased to ($14.9) million, or ($0.63) per share, from ($22.5) million, or ($0.95) per share. The transition began in 2005 when we took a number of significant actions to change the strategic direction of the Company. These actions included:
•	Significant leadership changes across the organization;

•	The development of a new strategic product roadmap consisting of products that are offered only on a subscription basis;

•	The restructuring of our sales and development organizations to align them with our new business direction; and,

•	The development of the internal systems, processes, and disciplines necessary to support and sustain long-term growth.
     In executing these actions, we incurred in 2005 non-cash technology impairment charges of $13.2 million, cash and non-cash restructuring and other charges of $6.0 million, and reduced our operating expenses from 2004. In 2006, we incurred $7.0 million in non-cash impairment charges related to previously acquired intangible assets, $3.2 million in cash restructuring charges, and we further reduced operating expenses from 2005. In 2007, we incurred modest cash restructuring charges of $0.3 million and again reduced our operating expenses from the previous year.
     By of the end of 2007, we believe the most difficult transition activities are substantially complete. In 2007, we completed the conversion of our product library to our online instructional management system, the PLATO Learning Environment™ (PLE), and now offer award winning PLE-based products in our three key target markets of K-12 remedial instruction, supplemental classroom instruction and post-secondary developmental education. In the middle of 2007, we made changes in our sales leadership which has resulted in improved sales execution, and we finished the year with our first quarter of total order growth since the third quarter of 2006. Finally, in late 2007, we began the release of products unique in our industry that integrate assessment capabilities with our content to deliver standards-based instruction personalized to each student based on his or her subject area mastery prior to and during the instruction.
     While significant progress was made in 2007, and we ended the year with modest year-over-year fourth quarter order growth, we did not achieve total order growth for the year. Total orders declined 16%, from $92.4 million in 2006, to $77.7 million in 2007. This decline, along with the transition from perpetual licensed products (for which revenue is recognized up-front on delivery) to subscription license products (for which revenue is recognized over the subscription period) has had unfavorable effects on our revenues and operating results. Total revenues declined $21.1 million from 2006 to 2007 as license fee revenues from perpetual products declined from

$37.3 million to $17.7 million. Subscription revenues increased 33%, or $6.0 million, but the increase was only sufficient to offset the decline in services revenues that resulted from lower overall order volumes.
     In response to the lower order and revenue levels, we continued to manage our cost structure in 2007. Total operating expenses declined $26.0 million, of which $9.6 million relates to a decline in restructuring and impairment charges as most of these activities resulting in these types of charges are now behind us. The balance of the decline represents a 25% decrease from 2006, and was spread across all functional areas of the Company, with sales and marketing expenses making up the majority of the decline, decreasing from $38.6 million in 2006 to $29.8 million in 2007. As a result of our cost management activities we have reduced our revenue breakeven point going into fiscal 2008 to less than $90 million.
     We will continue in 2008 to execute the strategy we began late in 2005, developing market leading new products that will be offered online, over the Internet on a subscription basis. We will continue to develop our sales organization and look forward to building off the momentum achieved in the fourth quarter of 2007. The financial effects of the transition to subscription products, however, are likely to continue to negatively affect the comparability of our year-over-year financial results in the near term. This and other risks we face in our business are discussed in more detail in Item 1A of Part I of this report.
Results of Operations
     Our discussion and analysis of results of operations should be read in conjunction with the section above captioned “General Factors Affecting our Financial Results”.
Revenues
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:

Sales Order Information (in thousands)

	2007		2006
		Change from		Change from
	Amount	2006	Amount*	2005	2005
Order Value:
Subscriptions:
Courseware	$32,817	90.5%	$17,223	171.7%	$6,339
Assessment and other	3,551	(60.7%)	9,036	(19.3%)	11,192

Total subscriptions	36,368	38.5%	26,259	49.8%	17,531
License fees	16,931	(54.2%)	36,974	(35.4%)	57,201
Services	24,377	(16.5%)	29,177	(12.7%)	33,424

	$77,676	(15.9%)	$92,410	(14.6%)	$108,156

Percent of Total Order Value:
Subscriptions:
Courseware	42%		19%		6%
Assessment and other	5%		10%		10%

Total subscriptions	47%		29%		16%
License fees	22%		40%		53%
Services	31%		31%		31%

	100%		100%		100%

*	Certain 2006 amounts previously reported as assessment orders have been reclassified to courseware orders to conform to the current period presentation.

Sales Orders Greater than $100,000

	2007		2006
		Change from		Change from
	Amount	2006	Amount	2005	2005
Number	101	(13.7%)	117	(24.0%)	154
Value ($000)	$22,880	(0.8%)	$23,055	(35.8%)	$35,903
Average Value ($000)	$227	15.2%	$197	(15.5%)	$233
Revenue by Category (in thousands)

	2007		2006
		Change from		Change from
	Amount	2006	Amount	2005	2005
Subscriptions	$24,173	33.0%	$18,176	1.0%	$17,997
License fees	17,712	(52.5%)	37,322	(40.3%)	62,527
Services	27,747	(21.2%)	35,221	(14.7%)	41,280

	$69,632	(23.2%)	$90,719	(25.5%)	$121,804

     2007 vs. 2006. Total revenues decreased 23.2% to $69.6 million in 2007 from $90.7 million in 2006, reflecting the decline in total orders as further discussed below, particularly the $20.0 million decline in perpetual license fee orders, and the higher mix of subscription orders. Subscription revenues increased 33.0% compared to 2006 and have surpassed license revenue as a percent of total revenue. Services revenues declined 21.2% from 2006 on a decline in orders for professional services and for technical services, which are tied closely to perpetual license orders.
     The decline in total orders from $92.4 million in 2006 to $77.7 million in 2007 reflects several factors:
•	Changes in the way we license our products. In 2007, we continued the transition of our products from those that are licensed on a perpetual basis, which have higher one-time selling prices, to those that are licensed on a subscription basis, which have lower selling prices but are renewable at the end of each subscription period. This transition is reflected in the 54.2% decline in perpetual license orders from 2006 to 2007, and the 90.5% increase in subscription courseware orders over the same period. Although the number of orders over $100,000 declined during 2007, the average value of these orders increased 15.2%, reflecting an increase in the number of multi-year arrangements and a greater emphasis on selling to larger school districts. The 60.7% decline in orders for assessment and other subscription products reflects the maturity of these products. Starting in late 2007 we began the release of assessment products on PLE that improve upon these legacy assessment products and are expected to drive additional demand for courseware products by virtue of the ability of these assessment products to prescribe content personalized to each student.

•	The timing and availability of new products. In the fourth quarter of 2007, we reached a key milestone with the conversion of the majority of our entire product library to our online instructional management system. While we ended the year with our product suite converted to our new platform, the first three quarters of 2007 were impacted by customers delaying their purchasing decisions until our product conversion was completed.

•	The productivity of our sales and service organizations. In 2007, we made significant changes to our sales and service organizations through consolidation of these teams under one leader, who joined the Company at the end of our second quarter. In addition, we placed greater emphasis in our sales efforts on expanding beyond our traditional customer base to larger school districts, which requires the development of new customer relationships, and expanded the applications of our products which required new selling techniques and training for our sales force. These changes in personnel, target customers and product emphasis negatively affected sales productivity during the year.
2006 vs. 2005.
     Total revenues decreased 25.5% to $90.7 million in 2006 from $121.8 million in 2005, reflecting a decline in total orders as further discussed below, particularly the $20.2 million decline in perpetual license fee orders, and the higher mix of subscription orders. Subscription revenues increased only slightly in 2006 compared to 2005 due to the timing of the release of new subscription products later in 2006. Services revenues declined 14.7% from 2005 on a decline in orders for professional services and for technical services, which are tied closely to perpetual license orders, partially offset by an increase in software support services which benefited from improved pricing discipline and an emphasis on obtaining renewals from existing perpetual license customers.
     The decline in total orders from $108.2 million in 2005 to $92.4 million in 2006 primarily reflects the same types of factors that contributed to the decline in total orders from 2006 to 2007 as discussed above. Because 2006 was the first year in which we launched our new subscription products on PLE, these products were more limited in scope and functionality or were not well-timed with the customer buying season. In addition, these new products required new product and sales training by the sales force, a large number of which were new to the Company following sales organization changes in late 2005. These early product and sales transition factors were the primary factors leading to the decline in total orders from 2005 to 2006.
Gross Profit
     To aid in the understanding of our discussion and analysis of gross profit, the following tables summarize the percentage of total revenue, and the gross profit percentage for each revenue category:

Percentage of Total Revenue

Revenue Category	2007	2006	2005
Subscriptions	34.7%	20.0%	14.8%
License fees	25.4%	41.2%	51.3%
Services	39.9%	38.8%	33.9%

Total	100.0%	100.0%	100.0%

Gross Profit Percentage

				Increase (Decrease)
Revenue Category	2007	2006	2005	2006 to 2007	2005 to 2006
Subscriptions	35.7%	50.5%	46.8%	(14.8%)	3.7%
License fees	52.6%	64.6%	71.7%	(12.0%)	(7.1%)
Services	53.0%	50.3%	41.0%	2.7%	9.3%
Total (1)	46.1%	55.0%	46.8%	(8.9%)	8.2%

(1)	Total gross profit percentage reflects asset impairment charges of $0.5 million, $1.1 million and $13.2 million in 2007, 2006 and 2005, respectively that are not included in the revenue category gross profit percentages in this table.
     2007 vs. 2006.
     The 2007 total gross profit percentage decreased to 46.1% in 2007 from 55.0% in 2006, primarily due to the decline in higher margin license fee revenue. Higher margin license fee revenues decreased from 41.2% to 25.4% of total revenue, while lower margin subscription revenues increased from 20.0% to 34.7% of total revenues. These changes in revenue mix were due to the factors discussed under “Revenues” above.
     The changes from 2006 to 2007 in the gross profit percentages of each revenue category were as follows:
•	The decline in the license fee gross profit percentage, from 64.6% in 2006 to 52.6% in 2007, was the result of lower license fee revenues, as discussed above, on a base of primarily fixed costs including product development and intangibles amortization and distribution.

•	The decrease in the subscription gross profit percentage, from 50.5% in 2006 to 35.7% in 2007, was due to an increase in product development amortization on new subscription products released in 2006 and 2007 combined with the reallocation of customer support resources from legacy to new subscription products in response to the growth in subscription customers, partially offset by the increase in subscription revenue.

•	The increase in the services gross profit percentage, from 50.3% in 2006 to 53.0% in 2007, was due to improvements in the productivity and utilization of resources in our services organization and to an increase in the mix of higher margin software support services revenues which have low variable costs.
2006 vs. 2005.
     The total gross profit percentage increased to 55.0% in 2006 from 46.8% in 2005, primarily due to a reduction in asset impairment charges on capitalized product development costs and purchased technology assets from $13.2 million in 2005, to $1.1 million in 2006.
•	The 2005 impairment charges were triggered by changes in product development strategies formalized in the fourth quarter of 2005 as part of our strategic planning process. These changes, as well as our 2005 financial performance, resulted in a reduction in anticipated future cash flows from products in development or purchased in previous acquisitions. Impairment charges related to products in development were $4.4 million, and were primarily related to instructional management products which were expected to be phased out or discontinued when a replacement product was released in 2006. Impairment charges related to purchased technology assets were $8.8 million, and were primarily related to products which were expected to be replaced sooner than originally anticipated, which together with our 2005 financial performance, resulted in a decrease in the anticipated future cash flows from these products relative to the cash flows expected at the time these assets were purchased.
•	The 2006 impairment charge of $1.1 million related to technology assets purchased in a previous acquisition. As a result of our 2006 financial performance, our estimate of future cash flows attributable to these assets was reduced resulting in the impairment charge.
     The changes from 2005 to 2006 in the gross profit percentages of each revenue category were as follows:
•	The decline in the license fee gross profit percentage, from 71.7% in 2005 to 64.6% in 2006, was the result of lower license fee revenues, as discussed above, on a base of primarily fixed costs including product development and intangibles amortization and distribution.
•	The increase in the subscription gross profit percentage, from 46.8% in 2005 to 50.5% in 2006, was due to a reduction in royalty fees due to a non-recurring charge in 2005 and the renegotiation of an agreement which resulted in lower royalty fees in 2006. Also contributing to the increase were higher subscription revenues on a base of primarily fixed costs which include amortization of product development and purchased technology, and depreciation and other infrastructure costs to support our hosted subscription services.
•	The increase in the services gross profit percentage, from 41.0% in 2005 to 50.3% in 2006, was due to improvements in the productivity and utilization of resources in our services organization and to an increase in the mix of higher margin software support services revenues which have low variable costs.
Operating Expenses
     To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the percentage of total revenue and percentage change in the amounts from the previous year for certain operating expense line items:

				2006 to	2005 to
	2007	2006	2005	2007	2006
Sales and marketing	42.9%	42.5%	41.0%	(22.7%)	(22.8%)
General and administrative	17.4%	18.3%	15.1%	(27.2%)	(9.8%)
Product maintenance and development	6.2%	6.1%	4.6%	(21.1%)	(2.7%)
Amortization of intangibles	2.5%	4.1%	3.6%	(53.1%)	(14.1%)

Subtotal	69.0%	71.0%	64.3%	(25.5%)	(17.8%)

Restructuring, impairment and other charges	(0.7%)	10.0%	5.0%	N/A	50.9%

Total operating expenses	68.3%	81.0%	69.3%	(35.3%)	(12.9%)

2007 vs. 2006.
     Total operating expenses declined $26.0 million, from $73.5 million in 2006 to $47.5 million in 2007. Of the total decline, $9.6 million was related to a reduction in restructuring, impairment and other charges as substantially all of the activities that generally result in these types of charges were completed in 2006. See Note 14 to consolidated financial statements for a detailed description of these charges.
     Sales and marketing expenses declined to $29.8 million in 2007 as compared to $38.6 million in 2006. This decrease primarily reflects changes made early in 2007 to reduce the level of field sales resources, concentrate the remaining resources in the territories with the largest market potential, and better leverage of our inside sales organization. Also contributing to the decline was a decrease in commissions resulting from the decrease in revenues.
     General and administrative expenses were $12.1 million in 2007 as compared to $16.6 million in 2006 due primarily to reductions in labor costs, external audit fees, and legal expenses.

     Product maintenance and development expenses for 2007 were $4.3 million compared to $5.5 million reported for 2006. The reduction in product maintenance and development expenses reflects lower maintenance costs on legacy products and lower start-up costs on new product investments. Total product development spending, which represents the combination of spending on projects that are capitalized and those that are expensed, was $20.0 million in 2007, or 28.8% of total revenues, compared to total spending in 2006 of $20.8 million, or 22.9% of total revenues.
     Amortization of intangibles represents the amortization of identified intangible assets, other than technology, acquired in acquisitions. Amortization of $1.7 million in 2007 represented a decrease of 53.1% from 2006 as certain assets acquired in earlier acquisitions were either impaired during 2006 or became fully amortized during 2007.
2006 vs. 2005.
     Total operating expenses were $73.5 million in 2006, compared to $84.4 million in 2005. These amounts include restructuring, impairment and other charges of $9.1 million in 2006 and $6.0 million in 2005. The charges in 2006 reflect $6.0 million in non-cash impairment charges on customer and trademark intangible assets acquired in previous acquisitions, and $3.1 million in cash and non-cash charges related to restructuring activities in the U.S. and U.K. 2005 charges are substantially all related to restructuring activities in the U.S. and, to a lesser degree, the U.K. See Note 14 to consolidated financial statements for a further detailed description of these charges.
     Sales and marketing expenses were $38.6 million in 2006 as compared to $50.0 million in 2005. These decreases primarily reflect the effect of the sales organization changes we initiated in 2005 that resulted in voluntary and involuntary sales force attrition that reduced salaries, travel, professional services, facilities and other related costs. Also contributing to the decline was the realignment of our service resources from sales support to billable activities (which shifted costs of approximately $2.0 million from selling expense to cost of revenues), and decreased commissions resulting from the decrease in revenues.
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
     Product maintenance and development expenses for 2006 were $5.5 million, comparable to the $5.6 million reported for 2005. Total product development spending, which represents the combination of spending on projects that are capitalized and those that are expensed, was $20.8 million in 2006, or 22.9% of total revenues, compared to total spending in 2005 of $15.1 million, or 12.4% of total revenues. In the fourth quarter of 2005, we began the implementation of our new product strategy which accounts for the significant increase in total spending and the emphasis on new product development activities, which are generally capitalized.

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
Interest Income
     Interest income decreased from $1.7 million in 2006 to $1.3 million in 2007. This decrease reflected a decline in our average cash and cash equivalents balances, partially offset by higher interest rates earned on these investments.
     Interest income increased from $1.0 million in 2005 to $1.7 million in 2006. An increase in interest rates earned on investments in 2006 more than offset the decrease in our average cash, cash equivalents and marketable securities balances over the prior year.
Income Taxes
     As discussed earlier under the caption “Critical Accounting Policies and Estimates,” our net deferred tax assets, excluding the deferred tax liability relating to tax deductible goodwill, are fully reserved. Accordingly, we do not record a tax benefit related to our operating losses. However, because certain tax deductible goodwill can not be used to offset our other net deferred tax assets we are required to record income tax expense related to this liability. The amount of tax deductible goodwill expense was $0.6 million in each of the years 2007, 2006 and 2005. In addition, 2005 tax expense included $0.3 million of state income tax expense related to states in which we do not file a consolidated income tax return.
Liquidity and Capital Resources
     At October 31, 2007, our principal sources of liquidity included cash and cash equivalents totaling $24.3 million and net accounts receivable of $14.5 million. On June 4, 2007, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or one times the Company’s trailing twelve months subscription and maintenance revenue. Under the agreement, we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of the assets of the Company. Financial covenants are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA) that are tested only when the unused portion of the line of credit plus our cash and cash equivalents on hand is less than $12.5 million. We capitalized legal and banking fees of $523,000 associated with this credit facility. These costs are being amortized over the three-year term of the agreement. There were no drawdowns on this facility in 2007.
     Net cash provided by operating activities was $9.7 million during the year ended October 31, 2007 and $7.0 million during the same period a year ago. The improvement in cash flow was due primarily to the increase in deferred revenue. Cash provided by operating activities has historically been affected by our net loss, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization, impairment charges and the expense associated with stock-based awards.
     Net cash used in investing activities was $17.9 million during the year ending October 31, 2007 and $21.3 million during the same period a year ago. The net cash used in investing activities during the year ended October 31, 2007 primarily related to the investment in internal and purchased software development associated with the addition of new features and functionality to our online instructional management system, PLE, and the conversion of existing products and development of new products to operate in the PLE environment.
     Net cash (used in) provided by financing activities was ($0.4) million during the year ended October 31, 2007 and $0.7 million during the same period a year ago. During the year ended October 31, 2007, the payment of $0.6 million in debt financing fees associated with our line of credit and payments on capital lease obligations were partially offset by the $0.2 million of proceeds from the sale of Company stock to employees.
     Our principal commitments consist of future minimum payments due under operating leases and royalty and software license agreements. In addition, any future borrowings under our revolving loan agreement as discussed above would require future use of cash. At October 31, 2007, the future minimum payments under these commitments were as follows:

	Payments Due by Period (in thousands)
		1 Year	1 to 3	3 to 5	More than
Contractual Obligations	Total	or Less	Years	Years	5 Years

Operating leases	$4,784	$1,808	$2,698	$211	$67
Royalty agreements	313	250	63	—	—
Capital leases obligations	41	26	15		—

Total	$5,138	$2,084	$2,776	$211	$67

     A number of our operating lease agreements provide us with the option to renew. Our future lease obligations would change if we exercised these options.
     Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without significant penalty are not included in the table above.
     We believe our existing cash, cash equivalents, anticipated cash provided by operating activities, and availability under our line of credit will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of product development expenditures, order volume, and the timing and collection of receivables.
Disclosures about Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of October 31, 2007 or October 31, 2006.
Interest Rate Risk
     On June 4, 2007, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or one times the Company’s trailing twelve months subscription and maintenance revenue. Under the agreement we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding. There were no borrowings outstanding at October 31, 2007.
Foreign Currency Exchange Rate Risk
     Our foreign operations are not a significant component of our business, and as a result, risks relating to foreign currency fluctuation are considered minimal.
New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. SFAS 141(R) is currently not expected to have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. SFAS 160 is currently not expected to have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS

No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in our fiscal year 2009 and are currently not expected to have a material effect on our consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)(1) Consolidated Financial Statements:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
Board of Directors and Stockholders
PLATO Learning, Inc.
          We have audited the accompanying consolidated balance sheet of PLATO Learning, Inc. and subsidiaries (the “Company”) as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLATO Learning, Inc. and subsidiaries as of October 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 11, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
January 11, 2008

Board of Directors and Stockholders
PLATO Learning, Inc.
          We have audited the internal control over financial reporting of PLATO Learning, Inc. and subsidiaries (the “Company”) as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, PLATO Learning, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PLATO Learning, Inc. and subsidiaries as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended, and our report dated January 11, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
January 11, 2008

To the Stockholders and Board of Directors of PLATO Learning, Inc.:
     In our opinion, the consolidated balance sheet as of October 31, 2006 and the related consolidated statements of operations, of statement of stockholders’ equity and comprehensive loss and of cash flows for each of two years in the period ended October 31, 2006 present fairly, in all material respects, the financial position of PLATO Learning, Inc. and its subsidiaries at October 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 11, 2008

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED OCTOBER 31,
	2007	2006	2005
REVENUES
Subscriptions	$24,173	$18,176	$17,997
License fees	17,712	37,322	62,527
Services	27,747	35,221	41,280

Total revenues	69,632	90,719	121,804

COST OF REVENUES
Subscriptions	15,540	9,000	9,576
License fees	8,396	13,204	17,684
Services	13,052	17,490	24,354
Impairment charges	531	1,089	13,194

Total cost of revenues	37,519	40,783	64,808

GROSS PROFIT	32,113	49,936	56,996

OPERATING EXPENSES
Sales and marketing	29,849	38,598	49,996
General and administrative	12,095	16,619	18,420
Product maintenance and development	4,334	5,496	5,646
Amortization of intangibles	1,740	3,711	4,322
Restructuring, impairment and other charges	(478)	9,093	6,025

Total operating expenses	47,540	73,517	84,409

OPERATING LOSS	(15,427)	(23,581)	(27,413)

Interest income	1,254	1,684	1,026
Interest expense	(117)	(34)	(90)
Other, net	22	51	(350)

LOSS BEFORE INCOME TAXES	(14,268)	(21,880)	(26,827)

Income tax expense	608	600	860

NET LOSS	$(14,876)	$(22,480)	$(27,687)

LOSS PER SHARE:
Basic and diluted	$(0.63)	$(0.95)	$(1.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,754	23,679	23,381

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	OCTOBER 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$24,297	$33,094
Accounts receivable, net	14,479	18,529
Other current assets	7,759	8,178

Total current assets	46,535	59,801

Equipment and leasehold improvements, net	5,615	6,308
Product development costs, net	30,266	25,363
Goodwill	71,865	71,865
Identified intangible assets, net	7,983	10,545
Other long-term assets	5,039	2,348

Total assets	$167,303	$176,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,608	$4,685
Accrued compensation	5,453	5,990
Other accrued liabilities	4,245	6,622
Deferred revenue	38,821	33,736

Total current liabilities	53,127	51,033

Long-term deferred revenue	10,302	8,110
Deferred income taxes	3,139	2,531
Other long-term liabilities	—	106

Total liabilities	66,568	61,780

Commitments and contingent liabilities (see Note 11)	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,824 shares issued and 23,804 outstanding at October 31, 2007; 23,761 shares issued and 23,741 shares outstanding at October 31, 2006	238	237
Additional paid in capital	169,927	168,597
Treasury stock at cost, 20 shares	(205)	(205)
Accumulated deficit	(67,893)	(53,017)
Accumulated other comprehensive loss	(1,332)	(1,162)

Total stockholders’ equity	100,735	114,450

Total liabilities and stockholders’ equity	$167,303	$176,230

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED OCTOBER 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(14,876)	$(22,480)	$(27,687)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	608	600	628
Impairment charges	531	7,044	13,194
Amortization of capitalized product development costs	10,739	7,706	7,272
Amortization of identified intangible and other long-term assets	2,970	5,249	8,352
Depreciation and amortization of equipment and leasehold improvements	2,441	2,408	3,393
Provision for doubtful accounts	(553)	(380)	1,245
Stock-based compensation	1,174	1,650	39
Gain on sale of marketable securities	—	(37)	—
Loss on disposal of equipment	3	166	289
Changes in operating assets and liabilities:
Accounts receivable	2,831	4,619	17,839
Other current and long-term assets	(385)	1,753	(3,189)
Accounts payable	(78)	1,748	(2,258)
Other current and long-term liabilities	(3,020)	(4,480)	1,863
Deferred revenue	7,277	1,415	(11,144)

Total adjustments	24,538	29,461	37,523

Net cash provided by operating activities	9,662	6,981	9,836

INVESTING ACTIVITIES:
Capitalized internal product development costs	(15,698)	(15,316)	(9,440)
Purchased product development	(475)	(3,000)	—
Purchases of equipment and leasehold improvements	(1,750)	(3,172)	(1,400)
Purchases of marketable securities	—	(11,750)	(9,474)
Sales of marketable securities	—	229	4,559
Maturities of marketable securities	—	11,750	21,000

Net cash (used in) provided by investing activities	(17,923)	(21,259)	5,245

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	203	741	2,764
Payment of debt financing fees	(523)	—	—
Repayments of capital lease obligations	(47)	(90)	(225)

Net cash (used in) provided by financing activities	(367)	651	2,539

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS	(169)	(180)	46

Net (decrease) increase in cash and cash equivalents	(8,797)	(13,807)	17,666

Cash and cash equivalents at beginning of period	33,094	46,901	29,235

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,297	$33,094	$46,901

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock				Retained	Accumulated
			Additional		Earnings	Other	Total
		Par	Paid in	Treasury	(Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Stock	Deficit)	Loss	Equity
BALANCES, OCTOBER 31, 2004	23,075	$231	$162,956	$(205)	$(2,850)	$(682)	$159,450
Comprehensive loss:
Net loss	—	—	—	—	(27,687)	—	(27,687)
Unrealized gains on available for sale securities	—	—	—	—	—	77	77
Foreign currency translation adjustments	—	—	—	—	—	(357)	(357)

Total comprehensive loss							(27,967)

Exercise of stock options and shares issued under employee stock purchase plan	468	4	2,760	—	—	—	2,764
Stock-based compensation	5	—	39	—	—	—	39
Contingent common stock issued for past acquisition	69	1	540	—	—	—	541

BALANCES, OCTOBER 31, 2005	23,617	236	166,295	(205)	(30,537)	(962)	134,827
Comprehensive loss:
Net loss	—	—	—	—	(22,480)	—	(22,480)
Unrealized gains on available for sale securities	—	—	—	—	—	(23)	(23)
Foreign currency translation adjustments	—	—	—	—	—	(177)	(177)

Total comprehensive loss							(22,680)

Exercise of stock options and shares issued under employee stock purchase plan	117	1	741	—	—	—	742
Stock-based compensation	7	—	1,561	—	—	—	1,561

BALANCES, OCTOBER 31, 2006	23,741	237	168,597	(205)	(53,017)	(1,162)	114,450
Comprehensive loss:
Net loss	—	—	—	—	(14,876)	—	(14,876)
Foreign currency translation adjustments	—	—	—	—	—	(170)	(170)

Total comprehensive loss							(15,046)

Exercise of stock options and shares issued under employee stock purchase plan	56	1	202	—	—	—	203
Stock-based compensation	27	—	1,128	—	—	—	1,128

BALANCES, OCTOBER 31, 2007	23,824	$238	$169,927	$(205)	$(67,893)	$(1,332)	$100,735

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Fiscal Year
     Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2007, 2006, and 2005 relate to the fiscal years ended October 31, 2007, 2006, and 2005, respectively. References to future years also relate to our fiscal year ended October 31.
Consolidation
     The accompanying consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include the deferred tax asset valuation allowance and the valuation and recoverability of capitalized product development costs, goodwill, and identified intangible assets. Actual results could differ from those estimates.
Note 2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Any such investments are carried at amortized cost, which approximates fair value.
Accounts Receivable
     Accounts receivable are initially recorded at fair value upon the sale of products or services to our customers. Installment receivables represent amounts not yet billed. Installment receivables that are due within one year from the balance sheet date are included in accounts receivable. Installment receivables that are due more than one year from the balance sheet date are included in other long-term assets. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves, and the aging of our receivables. The provision for doubtful accounts is included in general and administrative expense on the consolidated statement of operations.

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
Goodwill and Other Intangible Assets
     Goodwill is not amortized but must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one reporting unit and for purposes of this test use our market capitalization plus a control premium to approximate the fair value of the Company. If our fair value exceeds our book value, our goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If our book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. We completed our annual goodwill impairment assessments as of October 31, 2007 and 2006. Goodwill was determined not to be impaired and no impairment charges were recorded.
Long Lived Assets
     We review identified intangible and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values, and discount rates. No asset impairment charges on long-lived assets were incurred in 2007. In 2006 and 2005, we recorded asset impairment charges on certain long-lived purchased technology, customer and trademark assets. See Note 8 for further discussion of these charges.
Revenue Recognition
     We derive our revenues from three sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our online, web-based products; (2) license revenues from non-cancelable perpetual license agreements; and (3) related professional and support services and other revenue.
     We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition, as amended and modified, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. Because we also provide our products on a subscription basis via access to our hosted computing facilities, we follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.
     We recognize revenue when all of the following conditions are met:
•	There is persuasive evidence of an arrangement;

•	Access to our online subscription products has been provided to the customer or the perpetual courseware has been delivered;

•	The amount of fees to be paid by the customer is fixed and determinable; and

•	The collectability of the fee is probable.
     Our arrangements do not contain general rights of return.
     Revenue from the sale of software under subscription arrangements is recognized on a ratable basis over the subscription period starting the later of the first day of the subscription period or when all revenue recognition criteria identified above have been met. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
     We also provide professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training, and implementation services are not essential to the functionality of our software products. Revenues from these services are recognized separately upon delivery when there is objective and reliable evidence of fair value of each deliverable. Software support revenue is deferred and recognized ratably over the support period.
     For revenue arrangements with multiple deliverables, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.
     If collectability of the fee is not probable, revenue is recognized as payments are received from the customer provided all other revenue recognition criteria have been met. If the fee due from the customer is not fixed or determinable, revenue is recognized as the payments become due provided all other revenue recognition criteria have been met.
Deferred Revenue
     We generally invoice our customers at the time of order and record deferred revenue for the non-cancellable portion of the order related to subscription products and services for which the revenue recognition criteria have not been met. Accordingly, the deferred revenue balance represents the total contract value of non-cancelable subscription and services agreements. As the revenue recognition criteria are met, revenue is subsequently recognized.
Deferred Commissions
     Deferred commissions are the incremental costs directly associated with noncancelable subscription and services contracts with customers and consist of sales commissions paid to our sales force. Commissions are earned at the time of invoicing and paid monthly, and the related expense is deferred and amortized over the noncancelable terms of the related customer contracts on the basis that the deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized.
Advertising and Sales Promotion Costs
     Advertising and sales promotion costs, which are expensed as incurred, were $440,000, $453,000 and $1,191,000 for 2007, 2006, and 2005, respectively.
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
     Purchased product development represents non-refundable amounts paid under a revised license agreement for software used in our subscription products. We purchased $475,000 in 2007 and $3,000,000 in 2006. These amounts are being amortized on a straight-line basis through April 2008 and August 2010, respectively.
     Fully amortized product development costs are written off when it is determined that these assets are no longer substantially in use in existing products. These write-offs have no effect on total assets or our results of operations.
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
     The effect of the adoption of SFAS 123(R) on our 2007 and 2006 results were to increase our net loss by $1,174,000 and $1,650,000, and our net loss per share by $0.05 and $0.07, respectively.
     SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were presented as a component of cash flows from operating activities. Due to our tax net operating loss position, we do not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on our cash flows from financing activities for the year ended October 31, 2007 or 2006.
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
Loss per Share
     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period as follows (in thousands, except per share amounts):

	2007	2006	2005
Net loss	$(14,876)	$(22,480)	$(27,687)

Basic and diluted weighted average common shares outstanding	23,754	23,679	23,381

Basic and diluted loss per share	$(0.63)	$(0.95)	$(1.18)

     Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore disregarded in the calculation of diluted loss per share. Accordingly, the calculation of diluted loss per share for the periods presented for 2007, 2006 and 2005 excluded the effect of approximately 2,682,000, 3,195,000 and 2,994,000 potential common shares, respectively, as they were anti-dilutive.
Foreign Currency Translation
     The functional currency for each of our foreign subsidiaries is the respective local currency. All assets and liabilities of our foreign subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. Translation adjustments arising from the translation of net assets located outside of the United States (“U.S.”) into U.S. dollars are recorded as a separate component of stockholders’ equity. The cumulative losses related to foreign currency translation adjustments included in stockholders’ equity were $1,332,000 and $1,162,000 at October 31, 2007 and 2006, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.
Comprehensive Loss
     The components of our comprehensive loss include our net loss, unrealized gains and losses on available for sale marketable securities, and foreign currency translation adjustments. Comprehensive loss for all periods presented is included in our consolidated statements of stockholders’ equity and comprehensive loss.
New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. SFAS 141(R) is currently not expected to have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. SFAS 160 is currently not expected to have a material effect on our consolidated financial statements.
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

Note 3. Supplemental Financial Statement Information
     Supplemental information regarding our cash flows is as follows (in thousands):

	2007	2006	2005
Cash paid for interest	$45	$34	$90
Cash (refunded) paid for income taxes	(86)	28	274
Non-cash investing and financing activities:
Common stock and warrants issued for acquisitions	—	—	541
Capital lease obligations incurred	27	—	113
Note 4. Accounts Receivable
     The components of accounts receivable at October 31 were as follows (in thousands):

	2007	2006
Trade accounts receivable	$14,093	$18,426
Installment accounts receivable	705	1,031
Allowance for doubtful accounts	(319)	(928)

	$14,479	$18,529

     Installment receivables to be billed more than one year after the balance sheet date are included in other long-term assets on the consolidated balance sheets and were $1,796,000 at October 31, 2007 and $24,000 at October 31, 2006.
     The allowance for doubtful accounts activity was as follows (in thousands):

	2007	2006	2005
Balance, November 1	$928	$1,647	$2,712
Provision for doubtful accounts, net of other reserve adjustments	(553)	(380)	1,245
Write-offs, net of recoveries	(56)	(339)	(2,310)

	$319	$928	$1,647

     The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.
Note 5. Deferred Commissions
     Total deferred commissions at October 31, 2007 and 2006 were $4,157,000 and $3,775,000. Of this amount, $3,283,000 and $3,055,000 were recorded as current deferred commissions at October 31, 2007 and 2006, respectively.

Note 6. Equipment and Leasehold Improvements
     The components of equipment and leasehold improvements at October 31 were as follows (in thousands):

	2007	2006
Equipment	$17,224	$17,682
Leasehold improvements	930	689

Total	$18,154	$18,371

Accumulated depreciation and amortization	(12,539)	(12,063)

	$5,615	$6,308

     Depreciation and amortization expense was $2,441,000, $2,408,000 and $3,393,000 for 2007, 2006, and 2005, respectively.
Note 7. Product Development Costs
     A reconciliation of capitalized product development costs is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2005	$29,142	$(14,389)	$14,753
Capitalized internal product development costs	15,316	—	15,316
Purchased product development	3,000	—	3,000
Amortization	—	(7,706)	(7,706)
Write-off of fully amortized costs	(6,881)	6,881	—

Balance, October 31, 2006	40,577	(15,214)	25,363

Capitalized internal product development costs	15,698	—	15,698
Purchased product development	475	—	475
Amortization	—	(10,739)	(10,739)
Impairments	(531)		(531)
Write-off of fully amortized costs	(4,843)	4,843	—

Balance, October 31, 2007	$51,376	$(21,110)	$30,266

     Purchased product development represents non-refundable amounts paid under a revised license agreement for software used in our subscription products. These amounts are being amortized on a straight-line basis through April 2008 and August 2010, respectively.
     Amortization expense related to capitalized product development costs was $10,739,000, $7,706,000, and $7,272,000 for 2007, 2006, and 2005, respectively, and is included as a component of cost of revenues related to subscriptions and license fees in the consolidated statements of operations.
     In 2007, we recorded impairment charges of $531,000 related to capitalized product development costs. These charges, which are reported in cost of revenues, resulted from our evaluation of expected future revenues from certain products relative to the estimated capitalized product development costs.
     In 2007 and 2006, we wrote off approximately $4,843,000 and $6,881,000 of product development costs and related accumulated amortization which was fully amortized and are no longer considered substantially in use with existing products as of November 1, 2006 and 2005, respectively.
Note 8. Goodwill and Identified Intangible Assets
     Goodwill has been recorded for the excess of the purchase price of acquisitions over the fair value of identified tangible and intangible assets less the fair value of liabilities assumed in these acquisitions. There were no changes in goodwill during 2007.
     Identified intangible assets subject to amortization, resulting from our previous acquisitions, were as follows (in thousands):

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Acquired technology	$13,563	$(10,295)	$3,268	$21,940	$(17,850)	$4,090
Trademarks and tradenames	1,380	(1,380)	—	2,892	(2,744)	148
Customer relationships and lists	20,200	(15,485)	4,715	21,100	(14,793)	6,307
Noncompete agreements	—	—	—	1,000	(1,000)	—

	$35,143	$(27,160)	$7,983	$46,932	$(36,387)	$10,545

     Amortization expense and impairment charges related to the identified intangible assets presented above were as follows (in thousands):

	Fiscal Years Ended
	October 31,
	2007	2006	2005
Cost of revenues:
Amortization expense	$821	$1,206	$3,781
Impairment charges	—	1,089	8,782

	821	2,295	12,563

Operating expenses
Amortization expense	1,740	3,710	4,321
Impairment charges	—	5,955	—

	1,740	9,665	4,321

	$2,561	$11,960	$16,884

     The estimated future amortization expense for the identified intangible assets presented above is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
2008	$821	$1,550	$2,371
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
2012	485	—	485
Thereafter	40	—	40

	$3,268	$4,715	$7,983

     The future amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.
     There were no impairment charges on identified intangible assets in 2007.
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
Note 9. Debt
Revolving Loan
     On June 4, 2007, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or one times the Company’s trailing twelve months subscription and maintenance revenue. Under the agreement, we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of the assets of the Company.

Financial covenants are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA) that are tested only when the unused portion of the line of credit plus our cash and cash equivalents on hand is less than $12.5 million. We capitalized legal and banking fees of $523,000 associated with this credit facility. These costs are being amortized over the three-year term of the agreement. There were no borrowings outstanding at October 31, 2007.
Capital Lease Obligations
     At October 31, 2007, we were obligated under various capital leases for equipment. Amounts due under these leases are classified as a current liability in the consolidated balance sheets.
     Scheduled maturities of capital lease obligations are as follows (in thousands):

2008	$26
2009	9
2010	6

$41

Note 10. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	October 31,
	2007	2006
Subscriptions	$32,938	$20,192
License fees	622	2,282
Services	15,563	19,372

Total	49,123	41,846
Less: long-term portion	(10,302)	(8,110)

Current portion	$38,821	$33,736

     The long-term portion of deferred revenues represents amounts we expect to recognize as revenue in periods beyond one year from the balance sheet date. The deferred revenue balance includes unbilled commitments under non-cancellable agreements.

Note 11. Commitments and Contingent Liabilities
Operating Leases
     We lease our various office facilities. Certain of these operating leases contain renewal options, escalation clauses and requirements that we pay taxes, insurance and maintenance costs. Estimated amounts for these costs are included in future minimum rental payments. Commitments for future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2008	$1,808
2009	1,686
2010	1,012
2011	110
2012	101
Thereafter	67

$4,784

     Rent expense was $1,716,000, $4,101,000, and $3,099,000 for 2007, 2006, and 2005, respectively. Amounts for 2006 and 2005 include rent expenses accrued for vacated facilities as discussed in Note 14. In 2006, accrued vacated facilities rent expense was reduced by $322,000 due to actual or expected subleasing arrangements for two of our U.K. facilities.
Royalty Agreements
     We have entered into various third-party product royalty agreements that provide for future minimum royalty payments of approximately $313,000 through 2009.
401(k) Plan
     We have a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 3 months of service with the Company. Our discretionary contributions are funded each year and totaled $718,000 in 2007, $576,000 in 2006, and $650,000 in 2005.
Employment Agreements
     As of October 31, 2007, we had entered into various employment agreements with our executive officers, which provide for aggregate severance payments of up to approximately $2,600,000, subject to certain conditions and events.
Legal Proceedings
     From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of October 31, 2007, we were not party to any pending legal proceedings the outcome of which could reasonably be expected to have a material unfavorable or favorable effect on our operating results, financial position or cash flows.

Note 12. Stockholders’ Equity
Common Stock Issued
     Shares of common stock issued pursuant to the exercise of stock options and for purchases under our employee stock purchase plan were 56,000, 117,000 and 468,000 shares for 2007, 2006, and 2005, respectively.
Common Stock Repurchased
     No shares of common stock were repurchased in 2007.
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
     In addition to these plans, we also have an Employee Stock Purchase Plan under which employees are entitled to purchase our common stock at a 15% discount to the market price at the beginning or end of the quarterly purchase period as defined in the plan, whichever is lower. In December 2005, we also entered into “Bonus Unit” agreements with certain employees under which these employees are eligible for cash compensation equal to the number of bonus units multiplied by the market price of our common stock on each of October 31, 2006, 2007 and 2008, provided they are employed with us on those dates. At October 31, 2007, a total of 21,000 bonus units were outstanding. As these awards are payable in cash, estimated amounts payable under these agreements are adjusted with changes in the market price of our stock and are classified as a liability in the consolidated balance sheet.

     Stock option transactions under these plans were as follows (share amounts in thousands):

	2007	2006	2005
Options outstanding at beginning of year	2,876	2,652	3,093
Options granted	199	827	1,243
Options exercised	—	(90)	(455)
Options forfeited or expired	(553)	(513)	(1,229)

Options outstanding at end of year	2,522	2,876	2,652

Options exercisable at end of year	2,020	2,037	2,169

Weighted average exercise prices:
Outstanding at beginning of year	$8.83	$9.51	$10.54
Granted	4.35	7.63	7.36
Exercised	—	6.60	5.90
Forfeited	8.77	10.79	11.35
Outstanding at end of year	8.49	8.83	9.51
Exercisable at end of year	$8.88	$9.38	$10.05
     Stock options outstanding and exercisable at October 31, 2007 were as follows (share amounts in thousands):

		Weighted-
		Average
		Remaining	Weighted		Weighted
		Years	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$3.75 - $6.90	514	4.4	$5.02	399	$5.07
$7.00 - $7.50	533	4.9	7.24	481	7.25
$7.60 - $7.76	539	5.4	7.63	210	7.67
$7.77 - $10.52	516	4.8	8.84	509	8.84
$10.97 - $23.62	420	3.6	15.01	420	15.01

	2,522	4.6	$8.49	2,020	$8.88

Common Stock Warrants
     There were no outstanding common stock warrants as of October 31, 2007. Warrants to purchase 200,000 shares of our common stock expired in May 2007.
Note 13. Stock-Based Compensation
     As described in Note 2, effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to October 31, 2005, and the unvested portion of awards granted to employees prior to November 1, 2005. We use the straight-line method to recognize compensation expense over the requisite service period of the award, which we have determined to be the vesting period, and an annual pre-vesting forfeiture rate of 8%, which was determined based on historical pre-vesting forfeiture data. The fair value of option awards in 2007 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

Expected life	4.3	years
Risk-free rate of return	4.4%- 5.1%
Volatility	49.0%
Dividend yield	0.0%
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
     Total stock-based compensation expense recorded for the year ended October 31, 2007, 2006 and 2005 was $1,174,000, $1,650,000 and $39,000, respectively.
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

     Our pro forma net loss and pro forma loss per share for the year ended October 31, 2005, including pro forma stock-based compensation expense as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, were as follows (in thousands, except per share amounts):

2005
Net loss, as reported	$(27,687)
Stock-based compensation expense included in reported net loss	39
Stock-based compensation expense determined using the fair value based method for all awards	(5,204)

Pro forma net loss	$(32,852)

Basic and diluted per share:
As reported	$(1.18)

Pro forma	$(1.41)

     The weighted-average fair value of options granted and the assumptions used in the Black-Scholes stock option pricing model for 2005 was as follows:

2005
Fair value of options granted	$4.18
Expected life (years)	5
Risk-free rate of return	3.9%
Volatility	62.0%
Dividend yield	0.0%
     The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the year ended October 31, 2006 was approximately $162,000. There were no options exercised in the year ended October 31, 2007. The total intrinsic value of all options outstanding at October 31, 2007 and 2006 was $55,000 and $236,000, respectively. The weighted average fair value of options granted during the year ended October 31, 2007 and 2006 was $1.95 per share and $3.41 per share, respectively.
     As of October 31, 2007 and 2006, the total unrecognized compensation cost related to unvested stock-based compensation arrangements was approximately $1.4 million and $2.2 million, respectively, and the related weighted average period over which it is expected to be recognized is approximately two and three years, respectively.

Note 14. Restructuring, Impairment and Other Charges
     Restructuring, impairment and other charges are summarized as follows (in thousands):

	2007	2006	2005
Restructuring charges:
Severance and related benefits for U.K. headcount reduction	$—	$—	$920
Severance and related benefits for U.S. and Canada headcount reduction	288	1,450	2,193
U.K. facility closure liabilities	(766)	1,557	519
Other	—	131	616

	(478)	3,138	4,248

Impairment charges:
Identified intangible assets		7,044	8,782
Capitalized product development	531	—	4,412

Other charges:
Executive officer changes	—	—	1,595
Other	—	—	182

	$53	$10,182	$19,219

Amounts included in:
Cost of revenue	$531	$1,089	$13,194
Operating expenses	(478)	9,093	6,025

	$53	$10,182	$19,219

Restructuring Charges
     Fiscal Year 2007: During the third quarter of 2007, we terminated a lease for one of our United Kingdom facilities that was closed in connection with our restructuring activities that began in 2005. As a result of this transaction, we recorded a reduction in the restructure accrual related to this facility of approximately $766,000 with a corresponding benefit to earnings.
     In October 2007, we consolidated our service and sales organizations under the leadership of one executive. Severance and related costs of $288,000 were recorded related to these actions.
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
     The restructuring reserve activity was as follows (in thousands):

	Severance
	and related	Facility
	benefits	closings	Other	Total
Reserve balance at October 31, 2005	1,598	177	401	2,176
Provision for restructuring	1,450	1,557	131	3,138
Cash payments	(1,816)	(208)	(169)	(2,193)
Other	—	—	(47)	(47)

Reserve balance at October 31, 2006	1,232	1,526	316	3,074

Provision for restructuring	288	(766)	—	(478)
Cash payments	(1,058)	(555)	(43)	(1,656)
Other	(38)	411	(273)	100

Reserve balance at October 31, 2007	$424	$616	$—	$1,040

Impairment Charges
     The impairment charges on product development and acquired identified intangible assets are more fully described in Note 7 and 8 to consolidated financial statements, respectively.
Other Charges
     In November 2004, we announced the resignations of John Murray, Chairman, President and Chief Executive Officer, and three other executive officers. The severance provisions of Mr. Murray’s employment agreement, dated January 1, 2001, provide for him to (a) be paid his current base salary of $350,000 per year through December 31, 2007, (b) be paid bonus earned for the fiscal year ended October 31, 2004 and a pro rata portion of bonus, if earned, for the fiscal year ending October 31, 2005, and (c) be granted options to purchase 260,000 shares of common stock, with an exercise price equal to fair market value as of the date of grant, which vest over a three-year period. In addition, certain options previously granted to Mr. Murray would accelerate and become immediately exercisable under the original terms of the options. Mr. Murray’s right to receive these benefits was subject to his compliance with the confidentiality, non-competition and non-solicitation obligations under the agreement and the execution of a release of claims. In March 2005, we finalized Mr. Murray’s severance arrangements and entered into an agreement to pay him $1,000,000 in lieu of the stock option grant mentioned above. The $1,000,000 value of this agreement was assigned to the non-compete provisions of his employment agreement and is being amortized over its three-year period. This amortization is included in general and administrative expense on the consolidated statements of operations. We recorded charges of $1,777,000 related to these executive terminations during 2005.
Note 15. Income Taxes
     The components of loss before income taxes were as follows (in thousands):

	2007	2006	2005
United States	$(15,396)	$(19,255)	$(17,735)
Foreign	1,128	(2,625)	(9,092)

	$(14,268)	$(21,880)	$(26,827)

     The components of income tax expense were as follows (in thousands):

	2007	2006	2005
Federal	$608	$600	$608
State and local	—	—	252

	$608	$600	$860

Current tax expense	$—	$—	$252
Deferred tax expense	608	600	608

	$608	$600	$860

     In 2007 and 2006, income tax expense of $608,000 and $600,000, respectively, was related to tax deductible goodwill. Income tax expense of $860,000 in 2005 consisted of $252,000 of state income taxes, and $608,000 related to tax deductible goodwill.
     Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows (in thousands):

	2007	2006	2005
U.S. federal statutory rate at 34%	$(4,851)	$(7,439)	$(9,121)
State taxes, net of U.S. federal income tax	—	—	252
Goodwill	608	600	608
Nondeductible expenses	91	130	162
No benefit from foreign (income) loss	(383)	892	3,091
Increase in deferred tax valuation allowance	5,143	6,417	5,868

	$608	$600	$860

     The components of the net deferred tax liability at October 31 were as follows (in thousands):

	2007	2006
Current:
Accrued liabilities and reserves	$5,109	$4,085
Valuation allowance	(5,109)	(4,085)

Net current deferred tax asset	—	—

Long-term:
Net operating loss carryforward	57,974	45,507
Tax credit carryforwards	608	608
Product development expense recognition	3,371	3,435
Equipment basis difference	(483)	153
Identified intangible asset basis difference	(3,601)	(4,756)
Goodwill basis difference	(3,139)	(2,531)
Other	1,150	701
Valuation allowance	(59,019)	(45,648)

Net long-term deferred tax liability	(3,139)	(2,531)

	$(3,139)	$(2,531)

     We had a net deferred tax liability of $3,139,000 and $2,531,000 at October 31, 2007 and 2006, respectively, related to tax deductible goodwill from a previous acquisition. As this goodwill is amortized for tax purposes (but not for book purposes), the book basis of the goodwill will further exceed the tax basis, resulting in increases to the related deferred tax liability. The timing of the reversal of this difference is considered indefinite because it will not reverse until the underlying assets that created the goodwill are disposed of or sold. Accordingly, this timing difference cannot be used to support the realization of other deferred tax assets which have definite lives. We expect this liability to increase by approximately $600,000 per year, up to a total amount of approximately $8,500,000.
     At October 31, 2007 and 2006, our deferred tax assets were fully reserved. At October 31, 2007, approximately $55,205,000 of the gross deferred tax asset relates to our net operating loss carryforwards in the U.S. of approximately $138,013,000, which expire in varying amounts between 2008 and 2027. Also included in our gross deferred tax asset was $2,769,000 for our net operating loss carryforwards of approximately $9,140,000 related to our foreign subsidiaries. We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these jurisdictions.
     Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards. Our merger with Lightspan in the first quarter of 2004 impacted our assessment of the realization of deferred tax assets because the merged company is considered one consolidated taxable entity. As a result of the merger, we acquired approximately $275,000,000 of Lightspan’s net operating loss carryforwards. However, based on the limitations of Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards is limited. Accordingly, only approximately $73,000,000 of the acquired net operating loss carryforwards are available to the combined entity and are included in the previously disclosed U.S. net operating loss carryforwards of approximately $138,013,000.

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
Note 16. Segment and Geographic Information
     We operate in one industry segment, which is the development and marketing of educational software and related services. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the product and services are sold. Information about our geographic operations is as follows (in thousands):

	2007	2006	2005
Revenues from unaffiliated customers:
United States	$68,737	$88,349	$117,406
Foreign	895	2,370	4,398

	$69,632	$90,719	$121,804

Long-term assets (at October 31):
United States	$120,755	$116,406	$116,824
Foreign	6	23	245

	$120,761	$116,429	$117,069

Note 17. Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share data)

	January 31	April 30	July 31	October 31	Total
2007:
Revenues	$17,026	$15,213	$19,203	$18,190	$69,632
Gross profit	8,364	6,453	9,501	7,795	32,113
Operating expenses	13,160	11,888	10,615	11,877	47,540
Net loss (1)	(4,526)	(5,306)	(1,046)	(3,998)	(14,876)
Basic and diluted loss per share (2)	$(0.19)	$(0.22)	$(0.04)	$(0.17)	$(0.63)

2006:
Revenues	$23,486	$19,975	$23,456	$23,802	$90,719
Gross profit	13,490	10,158	13,692	12,596	49,936
Operating expenses	16,970	16,307	15,738	24,502	73,517
Net loss (3)	(3,197)	(5,899)	(1,791)	(11,593)	(22,480)
Basic and diluted loss per share (2)	$(0.14)	$(0.25)	$(0.08)	$(0.49)	$(0.95)

(1)	In the fourth quarter of 2007, we incurred $531 of asset impairment charges related to certain product development assets. These charges were recorded in cost of revenues, which reduced gross profit. Restructuring charges of ($478) were included in operating expenses.

See Notes 7 and 14 to the Consolidated Financial Statements.

(2)	The sum of the quarterly loss per share does not equal the annual loss per share due to changes in average shares outstanding.

(3)	In the fourth quarter of 2006, we incurred $1,089 of asset impairment charges related to certain identified technology intangible assets. These charges were recorded in cost of revenues, which reduced gross profit. Restructuring, impairment and other charges of $9,093 were included in operating expenses.

See Notes 7, 8 and 14 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 31, 2007.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of October 31, 2007.
     The effectiveness of our internal control over financial reporting as of October 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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
ITEM 9B. OTHER INFORMATION.
     None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS.
     The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our directors and identification of an audit committee financial expert is set forth under the captions “Election of Directors” and “Committees and Meetings of the Board of Directors” in our 2008 Proxy Statement and is incorporated herein by reference.
     Information with respect to our Executive Officers as of January 1, 2008 is as follows:

Name	Age	Position
Michael A. Morache	57	President and Chief Executive Officer
Robert J. Rueckl	46	Vice President and Chief Financial Officer
Vincent Riera	37	Senior Vice President, Sales and Service
David H. LePage	61	Senior Vice President, Operations
James T. Lynn	55	Vice President and Chief Technology Officer
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
     Robert J. Rueckl joined PLATO Learning in June 2005 as Vice President, Controller and Chief Accounting Officer and in January 2007 became Vice President and Chief Financial Officer. Prior to that, Mr. Rueckl held the positions of Executive Vice President and Chief Financial Officer, and Vice President, Controller at Zomax Incorporated, a publicly held supply chain services company. From 1996 to 2002, Mr. Rueckl held several senior finance positions at ADC Telecommunications. Prior to ADC, Mr. Rueckl spent five years at Cray Research in several accounting and finance positions, and six years in the audit practice of KPMG.
     Vincent Riera joined PLATO Learning in April 2007 as Senior Vice President, K-12 Sales and was appointed Senior Vice President, Sales and Service in September 2007. Prior to that, Mr. Riera served as Vice President of the professional division of Gateway, Inc. and held a wide range of sales and sales leadership positions at GE Capital, Equant, Inc. and MCIWorldcom.
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
     The information required by Item 405 of Regulation S-K is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement and is incorporated herein by reference.
Code of Ethics
     We have adopted a code of business conduct and ethics for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers, and senior financial personnel, a copy of which is available on our web site (www.plato.com). We intend to post on our web site any material changes to or waiver from, our code of business conduct and ethics, if any, within four business days of any such event.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by Item 11 of this Annual Report on Form 10-K is set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our 2008 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Our equity compensation plan information as of October 31, 2007 is as follows:

	Number of Securities
	to be Issued Upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by security holders	2,522,000	$8.49	2,241,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,522,000	$8.49	2,241,000

     All other information required by Item 12 of this Annual Report on Form 10-K is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by Item 13 of this Annual Report on Form 10-K is set forth under the captions “Certain Relationships and Related Transactions” and “Other Compensation Arrangements” in our 2008 Proxy Statement and is incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Fees Paid to Principal Accountants” in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as a part of this report:
1.	Financial Statements.

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firms as set forth in Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations for the fiscal years ended October 31, 2007, 2006, and 2005.

Consolidated Balance Sheets as of October 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2007, 2006, and 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended October 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

The schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits.

See “Exhibit Index” on page 73 of this Annual Report on Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated by reference herein.
(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATO LEARNING, INC.
January 14, 2008	By	/s/ Michael A. Morache
Michael A. Morache
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 14, 2008.

Signature:	Title:
/s/ Michael A. Morache	President and Chief Executive Officer
Michael A. Morache	(principal executive officer)

/s/ Robert J. Rueckl	Vice President and Chief Financial Officer
Robert J. Rueckl	(principal financial officer and principal accounting officer)

*
David W. Smith	Chairman of the Board

*
Joseph E. Duffy	Director

*
Ruth L. Greenstein	Director

*
Debra A. Janssen	Director

*
Susan E. Knight	Director

*
M. Lee Pelton	Director

*
Robert S. Peterkin	Director

*
J. Ted Sanders	Director

*
Warren Simmons	Director

*	By /s/ Robert J. Rueckl
Robert J. Rueckl
Attorney-in Fact

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
October 31, 2007	0-20842

Exhibit
Number	Description

3.01	Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).

3.02	Amended and Restated Bylaws of PLATO Learning, Inc., Amended as of September 15, 2005, are incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842).

3.03	Certificate of Amendment of Amended Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).

3.04	Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

3.05	Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002, is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

4.01	Form of Stock Certificate is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).

10.01	Lease for Bloomington, Minnesota office is incorporated by reference to Exhibit 10.08 of our Annual Report on Form 10-K for the year ended October 31, 2000 (File Number 0-20842).

10.02	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K dated June 21, 2006.

10.03	1997 Stock Incentive Plan is incorporated by reference to Appendix A of our 1997 Proxy Statement (File Number 0-20842). *

10.04	1997 Non-Employee Directors Stock Option Plan is incorporated by reference to Appendix B of our 1997 Proxy Statement (File Number 0-20842). *

10.05	2000 Stock Incentive Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45228). *

Exhibit
Number	Description

10.06	2000 Non-Employee Directors Stock Option Plan is incorporated by reference to Exhibit 4.03 of our Registration Statement on Form S-8 (File Number 33-45230).*

10.07	PLATO Learning, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.39 of our Current Report on Form 8-K/A, Amendment No. 1, dated March 3, 2005 (File Number 0-20842). *

10.08	Resale Restriction Agreement is incorporated by reference to Exhibit 10.56 of our Current Report on Form 8-K dated October 26, 2005 (File Number 0-20842).*

10.09	Forms of stock option agreement for 2002 Stock Plan, as amended, are incorporated by reference to Exhibit 10.39 of our Current Report on Form 8-K dated December 7, 2005 (File Number 0-20842). *

10.10	PLATO Learning, Inc. 2006 Stock Incentive Plan, is incorporated by reference to Exhibit 10.29, 10.30 and 10.51 of our Current Report on Form 8-K, dated March 8, 2006 (File Number 0-20842).*

10.11	PLATO Learning, Inc. 2007 Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.57 of our Current Report on Form 8-K dated December 13, 2006 (File Number 0-20842).*

10.12	PLATO Learning, Inc. 2006 Stock Incentive Plan, as amended, is incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K, dated January 12, 2007 (File Number 0-20842).*

10.13	Forms of stock appreciation rights agreement for 2006 Stock Incentive Plan, are incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K, dated January 12, 2007 (File Number 0-20842).*

10.14**	Employment Agreement, dated as of February 28, 2005, by and between PLATO Learning, Inc. and Michael A. Morache, as amended. *

10.15**	Employment Agreement with David H. LePage, as amended. *

10.16**	Employment Agreement with Jill Lyttle, as amended. *

10.17**	Employment Agreement with James T. Lynn, as amended. *

10.18	Employment Agreement with Robert C. Hickcox is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 17, 2005 (File Number 0-20842). *

Exhibit
Number	Description

10.19**	Employment Agreement with Robert J. Rueckl, as amended.*

10.20**	Employment Agreement with Vincent Riera.

10.21	Directors Compensation Plan, as amended, is incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, dated September 10, 2007 (File Number 0-20842).*

10.22	Fiscal 2005 Executive Annual Incentive Plan is incorporated by reference to Exhibit 10.42 of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842). *

10.23	Fiscal 2005 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.55 of our Current Report on Form 8-K dated September 15, 2005 (File Number 0-20842). *

10.24	Fiscal 2006 Executive Annual Incentive Plan is incorporated by reference to Exhibit 10.42 of our Current Report on Form 8-K dated October 26, 2005 (File Number 0-20842). *

10.25	Resignation Agreement and General Release by and between Laurence Betterley and PLATO Learning, Inc., is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated January 16, 2007 (File Number 0-20842).*

10.26	Credit Agreement, dated June 4, 2007, by and among PLATO Learning, Inc. Wells Fargo Foothill, Inc. and the other parties that are signatories thereto, is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 5, 2007 (File Number 0-20842).*

10.27	Form of Employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated September 10, 2007 (File Number 0-20842).*

21.01**	Subsidiaries of the Registrant.

23.01**	Consent of Independent Registered Public Accounting Firm.

23.02**	Consent of Independent Registered Public Accounting Firm

24.01**	Power of Attorney.

31.01**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan, contract or arrangement

**	Filed herewith