Form 10-Q
period 2008-01-31
PLATO LEARNING INC
filed 2008-03-11
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,841,424 shares of common stock, $.01 par value, outstanding as of February 29, 2008.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended January 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2008	2007
REVENUES
Subscriptions	$7,969	$5,153
License fees	2,251	4,642
Services	5,915	7,231

Total revenues	16,135	17,026

COST OF REVENUES
Subscriptions	4,649	3,198
License fees	1,423	2,282
Services	2,595	3,182

Total cost of revenues	8,667	8,662

GROSS PROFIT	7,468	8,364

OPERATING EXPENSES
Sales and marketing	7,005	7,721
General and administrative	2,950	3,214
Product maintenance and development	1,076	1,768
Amortization of intangibles	388	457

Total operating expenses	11,419	13,160

OPERATING LOSS	(3,951)	(4,796)

Other income, net	192	420

LOSS BEFORE INCOME TAXES	(3,759)	(4,376)

Income tax expense	152	150

NET LOSS	$(3,911)	$(4,526)

NET LOSS PER SHARE
Basic and diluted	$(0.16)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,790	23,729

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	January 31,	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$19,093	$24,297
Accounts receivable, net	9,292	14,479
Other current assets	7,385	7,759

Total current assets	35,770	46,535

Equipment and leasehold improvements, net	5,191	5,615
Product development costs, net	30,344	30,266
Goodwill	71,865	71,865
Identified intangible assets, net	7,391	7,983
Other long-term assets	5,450	5,039

Total assets	$156,011	$167,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,201	$4,608
Accrued compensation	3,601	5,453
Other accrued liabilities	3,790	4,245
Deferred revenue	34,443	38,821

Total current liabilities	46,035	53,127

Long-term deferred revenue	9,939	10,302
Deferred income taxes	3,291	3,139

Total liabilities	59,265	66,568

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,861 shares issued and 23,841 shares outstanding at at January 31, 2008; 23,824 shares issued and 23,804 shares outstanding at October 31, 2007	238	238
Additional paid-in capital	169,818	169,927
Treasury stock at cost	(205)	(205)
Accumulated deficit	(71,804)	(67,893)
Accumulated other comprehensive loss	(1,301)	(1,332)

Total stockholders’ equity	96,746	100,735

Total liabilities and stockholders’ equity	$156,011	$167,303

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(3,911)	$(4,526)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	152	150
Depreciation and amortization	4,360	3,803
Stock-based compensation	(162)	102
Loss on disposal of equipment	3	7
Changes in operating assets and liabilities:
Accounts receivable	4,636	5,924
Other current and long-term assets	386	1,057
Accounts payable	(407)	(2,803)
Other current and long-term liabilities	(2,301)	(3,492)
Deferred revenue	(4,741)	(4,065)

Total adjustments	1,926	683

Net cash used in operating activities	(1,985)	(3,843)

INVESTING ACTIVITIES:
Capitalized internal product development costs	(3,170)	(3,925)
Purchases of equipment and leasehold improvements	(127)	(688)

Net cash used in investing activities	(3,297)	(4,613)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	59	66
Repayments of capital lease obligations	(11)	(10)

Net cash provided by financing activities	48	56

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	30	(57)

Net decrease in cash and cash equivalents	(5,204)	(8,457)

Cash and cash equivalents at beginning of period	24,297	33,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,093	$24,637

See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. General
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The October 31, 2007 condensed consolidated balance sheet data was derived from our audited financial statements at that date. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. We have included all normal recurring and other adjustments considered necessary to give a fair statement of our operating results for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.
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
     There have been no significant changes to our accounting policies during the first quarter of 2008. For a more complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.

Loss per Share
     Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the periods as follows (in thousands):

	As of January 31,
	2008	2007
Net loss	$(3,911)	$(4,526)

Basic and diluted weighted average common shares outstanding	23,790	23,729

Basic and diluted loss per share	$(0.16)	$(0.19)

     Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore not included in the calculation of diluted net loss per share. Accordingly, the calculation of diluted net loss per share for the periods presented for 2008 and 2007 exclude the effect of approximately 2,449,000 and 3,024,000 potential common shares, respectively, from the conversion of outstanding options and warrants and restricted common shares.
New Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 became effective for us in the first quarter of fiscal year 2008 and did not have a material effect on our consolidated financial statements.
     For a more complete listing of new accounting pronouncements refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.
Note 3. Stock-Based Compensation
     We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to October 31, 2005, and the unvested portion of awards granted to employees prior to November 1, 2005. We use the straight-line method to recognize compensation expense over the requisite service period of the award.
     There were no stock option awards in the first quarter of 2008.
     Total stock-based compensation (benefit) expense recorded for the first quarters ended January 31, 2008 and 2007 was ($162,000) and $102,000, respectively. Stock option forfeitures reduced stock- based compensation expense for the first quarter of 2008 and 2007 by approximately $495,000 and $225,000, respectively.

Note 4. Accounts Receivable
     The components of accounts receivable were as follows (in thousands):

	January 31,	October 31,
	2008	2007
Total trade accounts receivable	$11,946	$16,594
Long-term installment accounts receivable	(2,347)	(1,796)
Allowance for doubtful accounts	(307)	(319)

	$9,292	$14,479

     Long-term installment accounts receivable represent amounts to be billed more than one year after the balance sheet date under non-cancellable customer contracts and are included in other long-term assets and long-term deferred revenue on the consolidated balance sheets.
     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the first quarter is as follows (in thousands):

	2008	2007
Balance, October 31	$319	$928
Provision for doubtful accounts, net of other reserve adjustments	—	—
Write-offs, net of recoveries	(12)	(54)

Balance, January 31	$307	$874

     The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.
Note 5. Deferred Commissions
     Commissions to employees on the sale of our products and services are earned at the time of invoicing and paid monthly. The related expense is deferred and amortized over the non-cancelable terms of the related customer contracts on the basis that the commission charges are so closely related to the revenue from such contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Total deferred commissions at January 31, 2008 and October 31, 2007 were $3,982,000 and $4,157,000, of which $892,000 and $874,000, respectively, were recorded as long-term deferred commissions and included in other long-term assets on our balance sheet.

Note 6. Product Development Costs
     A reconciliation of capitalized product development costs is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2007	$51,376	$(21,110)	$30,266
Capitalized internal product development costs	3,170	—	3,170
Amortization		(3,092)	(3,092)
Write-off of fully amortized costs	(1,068)	1,068

Balance, January 31, 2008	$53,478	$(23,134)	$30,344

     In the first quarter of 2008, we wrote off approximately $1,068,000 of fully amortized product development costs and related accumulated amortization which, as of November 1, 2007 was fully amortized and no longer considered substantially in use in products currently being sold.
Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill during the three month period ended January 31, 2008.
     Identified intangible assets subject to amortization were as follows (in thousands):

	January 31, 2008			October 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$13,563	$(10,500)	$3,063	$13,563	$(10,295)	$3,268
Trademarks and tradenames	1,380	(1,380)	—	1,380	(1,380)	—
Customer relationships and lists	19,800	(15,472)	4,328	20,200	(15,485)	4,715

	$34,743	$(27,352)	$7,391	$35,143	$(27,160)	$7,983

     Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended
	January 31,
	2008	2007
Amortization of intangible assets included in:
Cost of revenues	$205	$205
Operating expenses	387	458

	$592	$663

     In the first quarter of 2008, we wrote off approximately $400,000 of identified intangible assets and related accumulated amortization which as of November 1, 2007 was fully amortized and no longer considered substantially in use in products currently being sold.

     Estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expense	Total
Remainder of 2008	$616	$1,163	$1,779
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
2012	485	—	485
Thereafter	40	—	40

	$3,063	$4,328	$7,391

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets.
Note 8. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	January 31,	October 31,
	2008	2007
Subscriptions	$30,661	$32,938
License fees	600	622
Services	13,121	15,563

Total	44,382	49,123
Less: long-term portion	(9,939)	(10,302)

Current portion	$34,443	$38,821

     The long-term portion of deferred revenue represents amounts we expect to recognize as revenue in periods beyond one year from the balance sheet date. The deferred revenue balance includes unbilled commitments under non-cancellable agreements of $4,591,000.
Note 9. Restructuring and Other Charges
     At various times over the past several years, the Company has accrued restructuring costs related to severance and facility closings in the U.S. and U.K. The restructuring reserve activity (included in other accrued liabilities) from October 31, 2007 through January 31, 2008 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Total
Reserve balance at October 31, 2007	$424	$616	$1,040
Cash payments	(295)	(9)	(304)
Translation adjustment	—	(26)	(26)

Reserve balance at January 31, 2008	$129	$581	$710

     There were no restructuring charges during the first quarter of 2008.

Note 10. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended
	January 31,
	2008	2007
Net loss	$(3,911)	$(4,526)
Foreign currency translation adjustments	30	(57)

Total comprehensive loss	$(3,881)	$(4,583)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,301,000 and $1,332,000 at January 31, 2008 and October 31, 2007, respectively.
Note 11. Income Taxes
     In the first quarter of 2008, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 did not have a material impact on our financial position or results of operations.
     We have not expensed, and do not maintain any accrual balances related to, interest and penalties related to unrecognized tax benefits. For future periods in which we may incur unrecognized tax benefits or uncertainties, we would classify any associated interest and penalties as a component of the income tax provision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
     PLATO Learning, Inc., a Delaware corporation incorporated in 1989, is a leading provider of computer-based and e-learning instruction, curriculum planning and management, assessment, and related professional development services to K-12 schools and other educational institutions across the country. Our products are used by our customers principally to provide alternative instruction to students performing below their grade level. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of No Child Left Behind (“NCLB”) and other federal legislation, as well as U.S. Department of Education initiatives on mathematics and science, special education, and ensuring teacher quality. We also offer online and onsite staff professional development services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
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
     There have been no significant changes to our accounting policies in these areas during the first quarter of 2008. For a complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.

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
     Product maintenance and development expense in our consolidated statement of operations does not reflect our total level of product related spending. Costs to enhance or maintain existing products, or to develop products prior to achieving technological feasibility, are charged to product maintenance and development expense as incurred. Costs incurred to develop new products after technological feasibility is achieved, which represent the majority of our product related spending, are capitalized and amortized to cost of revenues. Accordingly, product maintenance and development expense in our consolidated statement of operations can fluctuate from period to period, in terms of both total dollars and as a percentage of revenue, based on the nature and timing of activities occurring during the period.

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
     Cash Balances and Cash Flow. As previously mentioned, our business is seasonal, with the largest portion of orders coming in our third and fourth fiscal quarters. These periods are when our customer’s budget spending typically peaks as they end their current budget period, begin a new budget period, and begin to plan their needs for the upcoming school year. In addition, our costs are largely fixed, and with some exceptions, do not vary significantly with the level of order activity. As a result, cash balances generally decline during the first half of the fiscal year, and increase from those levels as order activity increases in the third and fourth quarter.

Results of Operations
Revenues
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:
Sales Order Information (in thousands)

	January 31,
			Percent
			Increase
	2008	2007*	(Decrease)
Order Value:
Subscriptions
Courseware	$5,043	$3,639	38.6%
Assessment and other	596	637	(6.4%)

Total subscriptions	5,639	4,276	31.9%

License fees	1,483	4,239	(65.0%)

Services	3,480	4,282	(18.7%)

	$10,602	$12,797	(17.2%)

Percent of Total Order Value:
Subscriptions
Courseware	47.6%	28.4%
Assessment and other	5.6%	5.0%

Total subscriptions	53.2%	33.4%

License fees	14.0%	33.1%

Services	32.8%	33.5%

	100.0%	100.0%

*	Certain 2007 amounts previously reported as assessment orders have been reclassified to courseware orders to conform to the current period presentation.
Orders Greater Than $100,000

	Three Months Ended
	January 31,
	2008	2007	% Change
Number	12	17	(29.4%)
Value ($000)	$1,952	$3,008	(35.1%)
Average Value ($000)	$163	$177	(7.9%)

Revenue by Category (in thousands):

	Three Months Ended
	January 31,
	2008	2007	% Change
Subscriptions	$7,969	$5,153	54.6%
License fees	2,251	4,642	(51.5%)
Services	5,915	7,231	(18.2%)

	$16,135	$17,026	(5.2%)

     Total revenues for the first quarter of 2008 declined 5.2% to $16.1 million, from $17.0 million for the same period in 2007. Subscription revenues grew $2.8 million, or 54.6%, exceeding a $2.4 million decline in license fees on perpetual products. Services revenues declined $1.3 million on lower professional services and software maintenance revenues.
     The increase in subscription revenue reflects our growing base of subscription customers. Revenue from services decreased 18.2% to $5.9 million in the first quarter of 2008, from $7.2 million for the same period in 2007. Professional services revenues accounted for the majority of the decline, due to lower orders for these services during the fourth quarter of 2007 relative to same period in 2006. These services generally consist of product training sold in connection with product orders, and are generally delivered several or more months after the date of the related order. Technical service revenues and software maintenance revenues, which are tied to perpetual license orders, also contributed to the decline in service revenue.
Gross Margin
Revenue Mix — Percentage of Total Revenue

	Three Months Ended
	January 31,
Revenue Category	2008	2007
Subscription	49.4%	30.3%
License fee	13.9%	27.3%
Services	36.7%	42.4%

Total	100.0%	100.0%

Gross Margin Percentage

	Three Months Ended January 31,
			Increase
Revenue Category	2008	2007	(Decrease)
Subscriptions	41.7%	37.9%	3.8%
License fees	36.8%	50.8%	(14.0%)
Services	56.1%	56.0%	.1%
Total	46.3%	49.1%	(2.8%)
     Total gross margin decreased to 46.3% for the first quarter of 2008, from 49.1% for the same period in 2007. The decline in license fees gross margin had the most significant effect on total gross margin. The decline reflects lower courseware revenues on a higher fixed cost base that includes product development amortization and warehouse and distribution costs.

     Subscription gross margin improved to 41.7% from 37.9% for the same period in 2007. This improvement reflects the $2.8 million growth in subscription revenues, which exceeded the $1.5 million increase in subscription costs. The increase in subscription cost of revenue reflects a $900,000 increase in amortization of capitalized subscription product development, and smaller increases in royalty costs on third-party products bundled in our subscription solutions, and additional customer support resources to serve our growing subscription customer base.
     Services gross margin remained consistent at 56.0% in 2007, compared to 56.1% in 2008.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items. This information is provided as an aid to the understanding of our discussion and analysis of our operating expenses.

	Percentage of
	Total Revenue		Percent
	Three Months Ended		Increase
	January 31,		(Decrease)
	2008	2007	in Amount
Sales and marketing	43.4%	45.3%	(9.3%)
General and administrative	18.3%	18.9%	(8.2%)
Product maintenance and development	6.7%	10.4%	(39.1%)
Amortization of intangibles	2.4%	2.7%	(15.1%)

Total operating expenses	70.8%	77.3%	(13.2%)

     Total operating expenses were $11.4 million for the first quarter of 2008, an improvement of 13.2% from the $13.2 million reported for the same period in 2007. The improvement reflects reductions in spending across all areas of operating expenses as we continue to achieve the operating efficiencies of a subscription-based business model. These efficiencies included greater leverage of lower-cost inside sales resources, which contributed to a 9.3%, or $0.7 million decline in sales and marketing expenses, fewer delivery platforms and growing maturity of our PLE subscription platform, resulting in a 39.1%, or $0.7 million decline in product maintenance and development costs, and less complex business processes which contributed to an 8.2%, or $0.3 million decline in G&A expenses.
     Other Income, Net
     Other income consists primarily of interest income on our cash and cash equivalent balances. Other income declined $0.2 million for the first quarter of 2008 due to the decrease in our average cash and cash equivalents over the prior year as well as a slight decline in interest rates.

Liquidity and Capital Resources
Cash and Cash Equivalents
     At January 31, 2008, cash and cash equivalents were $19.1 million, a decrease of $5.2 million from October 31, 2007. This decrease primarily represents investments made in capitalized product development of $3.2 million in the first quarter of 2008, and net cash used in operations in 2008 of $2.0 million. As discussed above under “General Factors Affecting Our Financial Results”, cash flow from operations is typically lower in the first and second quarter of our fiscal year due to the seasonal nature of our business.
Working Capital and Liquidity
     At January 31, 2008, our principal sources of liquidity included cash and cash equivalents of $19.1 million, and net accounts receivable of $9.3 million. We also have a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or one times our trailing twelve months subscription and maintenance revenues. Under this agreement we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of the assets of the Company. Financial covenants are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA) that are tested only when the unused portion of the line of credit plus our cash and cash equivalents on hand is less than $12.5 million.
     Working capital, defined as current assets less current liabilities, was negative $10.3 million at January 31, 2008 and negative $6.6 million at October 31, 2007. The decrease in working capital was primarily due to the decrease in cash and cash equivalents of $5.2 million as discussed above, and the decrease in net accounts receivable of $5.2 million, offset by the decreases in accounts payable, accrued compensation, and other accrued liabilities of $2.7 million and the decrease in deferred revenue of $4.4 million. Accounts receivable decreased due to seasonally low order volume in the first quarter and the collection of amounts outstanding at October 31, 2007. Accounts payable and accrued compensation decreased due to payment of amounts accrued at October 31, 2007, including year-end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than the direct payment of cash, decreased as more of these products and services were delivered than were added through new business, due to the lower order volume mentioned earlier.
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
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2007 for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the three months ended January 31, 2008.

     At January 31, 2008, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of January 31, 2008.
Forward-Looking Statements
     In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Forward-looking statements include, among others, statements about our future performance, the sufficiency of our sources of capital for future needs, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this Form 10-Q and Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.
Interest Rate Risk
     Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At January 31, 2008, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the first three months of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1A. RISK FACTORS
          Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2007 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
Exhibit Number and Description

10.1	Fiscal 2008 Executive Annual Cash Incentive Plan, as filed as exhibit 10.28 to our Current Report on Form 8-K (filed January 24, 2008) and incorporated herein by reference.

31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC.	By	/s/ MICHAEL A. MORACHE

March 11, 2008		Michael A. Morache
President and Chief Executive Officer
(principal executive officer)

/s/ ROBERT J. RUECKL

Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)