Form 10-Q
period 2008-04-30
PLATO LEARNING INC
filed 2008-06-09
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,875,149 shares of common stock, $.01 par value, outstanding as of May 30, 2008.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended April 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
REVENUES
Subscriptions	$8,475	$5,360	$16,444	$10,513
License fees	1,509	3,070	3,760	7,712
Services	6,261	6,783	12,176	14,014

Total revenues	16,245	15,213	32,380	32,239

COST OF REVENUES
Subscriptions	4,816	3,737	9,465	6,935
License fees	1,097	1,864	2,520	4,146
Services	3,314	3,159	5,910	6,341

Total cost of revenues	9,227	8,760	17,895	17,422

GROSS PROFIT	7,018	6,453	14,485	14,817

OPERATING EXPENSES
Sales and marketing	7,521	7,382	14,526	15,103
General and administrative	2,701	2,904	5,651	6,118
Product maintenance and development	1,101	1,145	2,177	2,913
Amortization of intangibles	388	457	775	914
Restructuring charges	1,635	—	1,635	—

Total operating expenses	13,346	11,888	24,764	25,048

OPERATING LOSS	(6,328)	(5,435)	(10,279)	(10,231)

Other income, net	7	279	199	699

LOSS BEFORE INCOME TAXES	(6,321)	(5,156)	(10,080)	(9,532)

Income tax expense	152	150	304	300

NET LOSS	$(6,473)	$(5,306)	$(10,384)	$(9,832)

NET LOSS PER SHARE
Basic and diluted	$(0.27)	$(0.22)	$(0.44)	$(0.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,812	23,747	23,800	23,739

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	April 30,	October 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$12,938	$24,297
Accounts receivable, net	9,727	14,479
Other current assets	6,304	7,759

Total current assets	28,969	46,535

Equipment and leasehold improvements, net	4,756	5,615
Product development costs, net	30,691	30,266
Goodwill	71,865	71,865
Identified intangible assets, net	6,798	7,983
Other long-term assets	5,805	5,039

Total assets	$148,884	$167,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,041	$4,608
Accrued compensation	4,569	5,453
Other accrued liabilities	4,563	4,245
Deferred revenue	31,500	38,821

Total current liabilities	44,673	53,127

Long-term deferred revenue	10,198	10,302
Deferred income taxes	3,441	3,139

Total liabilities	58,312	66,568

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 23,897 shares issued and 23,875 shares outstanding at at April 30, 2008; 23,824 shares issued and 23,804 shares outstanding at October 31, 2007	239	238
Additional paid-in capital	170,119	169,927
Treasury stock at cost	(209)	(205)
Accumulated deficit	(78,278)	(67,893)
Accumulated other comprehensive loss	(1,299)	(1,332)

Total stockholders’ equity	90,572	100,735

Total liabilities and stockholders’ equity	$148,884	$167,303

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(10,384)	$(9,832)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	304	300
Depreciation and amortization	8,685	7,711
Provision for doubful accounts	—	(174)
Stock-based compensation	76	541
Loss on disposal of equipment	9	5
Changes in operating assets and liabilities:
Accounts receivable	4,093	8,202
Other current and long-term assets	1,176	1,039
Accounts payable	(567)	(949)
Other current and long-term liabilities	(558)	(3,286)
Deferred revenue	(7,425)	(6,934)

Total adjustments	5,793	6,455

Net cash used in operating activities	(4,591)	(3,377)

INVESTING ACTIVITIES:
Capitalized internal product development costs	(6,679)	(7,419)
Purchases of equipment and leasehold improvements	(223)	(1,237)

Net cash used in investing activities	(6,902)	(8,656)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of repurchases	123	116
Repayments of capital lease obligations	(20)	(21)

Net cash provided by financing activities	103	95

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	(108)

Net decrease in cash and cash equivalents	(11,359)	(12,046)

Cash and cash equivalents at beginning of period	24,297	33,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,938	$21,048

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
     There have been no significant changes to our accounting policies in these areas during the second quarter of 2008. For a more complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.

Loss per Share
     Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the periods as follows (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net loss	$(6,473)	$(5,306)	$(10,384)	$(9,832)

Basic and diluted weighted average common shares outstanding	23,812	23,747	23,800	23,739

Basic and diluted loss per share	$(0.27)	$(0.22)	$(0.44)	$(0.41)

     Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore not included in the calculation of diluted net loss per share. Accordingly, the calculation of diluted net loss per share for the periods presented for 2008 and 2007 exclude the effect of approximately 2,550,000 and 2,950,000 potential common shares, respectively, from the conversion of outstanding options and warrants and restricted common shares.
New Accounting Pronouncements
     In April 2008, the FASB issued staff position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for our fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 161 are effective for the first quarter fiscal 2009 and will not have a material impact on the Company’s financial statement, as the statement only calls for additional disclosure.
     For a listing of other accounting pronouncements issued prior to October 31, 2007 and their effects on our financial statements refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.

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
     Stock option activity for the six months ended April 30, 2008 is as follows (in thousands):

Options
Outstanding
Options outstanding at October 31, 2007	2,522
Options granted	492
Options exercised	—
Options forfeited or cancelled	(168)

Options outstanding at April 30, 2008	2,846

Options exercisable at April 30, 2008	2,179

     Total stock-based compensation expense recorded for the three and six months ended April 30 was as follows (in thousands):

	2008	2007

Three months ended	$238	$439
Six months ended	$76	$541
     Generally, our stock options are granted during the first quarter of each fiscal year, and therefore stock option forfeitures are typically greatest during that quarter. Stock option forfeitures reduced stock-based compensation expense by $495,000 and $225,000 in the first three months of 2008 and 2007.
Note 4. Accounts Receivable, Net
     The components of net accounts receivable were as follows (in thousands):

	April 30,	October 31,
	2008	2007
Total trade accounts receivable	$12,485	$16,594
Long-term installment accounts receivable	(2,455)	(1,796)
Allowance for doubtful accounts	(303)	(319)

Accounts receivable, net	$9,727	$14,479

     Total trade accounts receivable include unbilled amounts due from customers under non-cancellable contracts of $5,869,000 and $4,523,000 at April 2008 and October 2007, respectively. Long-term installment accounts receivable represent the portion of these amounts to be billed more than one year after the balance sheet date and are included in other long-term assets and long-term deferred revenue on the consolidated balance sheets.

     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the second quarter is as follows (in thousands):

	2008	2007
Balance, October 31	$319	$928
Provision for doubtful accounts, net of other reserve adjustments	—	(174)
Write-offs, net of recoveries	(16)	(54)

Balance, April 30	$303	$700

     The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.
Note 5. Deferred Commissions
     Commissions to employees on the sale of our products and services are earned at the time of invoicing and paid monthly. The related expense is deferred and amortized over the non-cancellable terms of the related customer contracts on the basis that the commission charges are so closely related to the revenue from such contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Total deferred commissions at April 30, 2008 and October 31, 2007 were $3,535,000 and $4,157,000, of which $865,000 and $874,000, respectively, were recorded as long-term deferred commissions and included in other long-term assets on our balance sheet.
Note 6. Product Development Costs
     A reconciliation of capitalized product development costs is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2007	$51,376	$(21,110)	$30,266
Capitalized internal product development costs	6,679	—	6,679
Amortization	—	(6,254)	(6,254)
Write-off of fully amortized costs	(1,068)	1,068	—

Balance, April 30, 2008	$56,987	$(26,296)	$30,691

     In the first quarter of 2008, we wrote off approximately $1,068,000 of fully amortized product development costs and related accumulated amortization which was no longer considered substantially in use in products currently being sold.
Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill during the six month period ended April 30, 2008.

     Identified intangible assets subject to amortization were as follows (in thousands):

	April 30, 2008			October 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$13,563	$(10,705)	$2,858	$13,563	$(10,295)	$3,268
Trademarks and tradenames	1,380	(1,380)	—	1,380	(1,380)	—
Customer relationships and lists	19,800	(15,860)	3,940	20,200	(15,485)	4,715

	$34,743	$(27,945)	$6,798	$35,143	$(27,160)	$7,983

     In the first quarter of 2008, we wrote off approximately $400,000 of identified intangible assets and related accumulated amortization which was no longer considered substantially in use in products currently being sold.
     Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Amortization of intangible assets included in:
Cost of revenues	$205	$205	$411	$411
Operating expenses	388	457	775	914

	$593	$662	$1,186	$1,325

     Estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expense	Total
Remainder of 2008	$411	$775	$1,186
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
2012	485	—	485
Thereafter	40	—	40

	$2,858	$3,940	$6,798

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets.

Note 8. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	April 30,	October 31,
	2008	2007
Subscriptions	$29,964	$32,938
License fees	1,319	622
Services	10,415	15,563

Total	41,698	49,123
Less: long-term portion	(10,198)	(10,302)

Current portion	$31,500	$38,821

     The long-term portion of deferred revenue represents amounts we expect to recognize as revenue in periods beyond one year from the balance sheet date. The deferred revenue balance includes unbilled commitments under non-cancellable agreements of $5,869,000 and $4,523,000 at April 30, 2008 and October 31, 2007, respectively.
Note 9. Restructuring and Other Charges
     At various times over the past several years, the Company has incurred restructuring costs related to severance and facility closings in the U.S. and U.K. In the second quarter of 2008, we incurred restructuring charges of $1,635,000 related to additional workforce reductions in the U.S..
     The restructuring reserve activity (included in other accrued liabilities) from October 31, 2007 through April 30, 2008 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Total
Reserve balance at October 31, 2007	$424	$616	$1,040
Provision for restructuring	1,635	—	1,635
Cash payments	(389)	(56)	(445)
Translation adjustment	—	(28)	(28)

Reserve balance at April 30, 2008	$1,670	$532	$2,202

Note 10. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net loss	$(6,473)	$(5,306)	$(10,384)	$(9,832)
Foreign currency translation adjustments	1	(51)	31	(108)

Total comprehensive loss	$(6,472)	$(5,357)	$(10,353)	$(9,940)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,299,000 and $1,332,000 at April 30, 2008 and October 31, 2007, respectively.
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
Note 12. Stockholders’ Equity
     We repurchased 1,550 shares of our common stock for an aggregate cost of approximately $4,000 during the second quarter of 2008. The shares were repurchased in accordance with a restricted stock agreement that allows the employee to elect that restricted stock be withheld in an amount sufficient to fund tax withholdings due upon vesting. Shares repurchased but not reissued are presented as treasury stock in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
     PLATO Learning, Inc., a Delaware corporation incorporated in 1989, is a leading provider of computer-based and e-learning instruction, curriculum planning and management, assessment, and related professional development services to K—12 schools and other educational institutions across the country. Our products are used by customers principally to provide alternative instruction to students performing below their grade level. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of No Child Left Behind (“NCLB”) and other federal legislation, as well as U.S. Department of Education initiatives on mathematics and science, special education, and ensuring teacher quality. We also offer online and onsite staff professional development services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
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
     There have been no significant changes to our accounting policies in these areas during the second quarter of 2008. For a complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.

General Factors Affecting our Financial Results
     A number of general factors affect our results from period to period. These factors are discussed below.
     Revenue. We are transitioning our business model from one that emphasized the sale of our software on a perpetual license basis, for which revenue is generally recognized up-front upon delivery, to a subscription license basis, for which revenue is recognized over the subscription period. As a result, this transition will affect the comparability of our revenues from period to period until it is complete. The transition became most evident in 2006 when we introduced many of our new subscription-based products. As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable and predictable.
     Until this transition is complete, a consequential portion of our revenues will continue to be derived from perpetual licenses to our software products. These revenues are reported as license fees in our consolidated statement of operations. Changes in the quantity and size of individual license fee transactions can have a significant impact on revenues in a period. Our business is also seasonal, with the largest portion of our license fees typically coming in the third and fourth quarters of our fiscal year, and professional service fees being the greatest during periods in which schools are in session. While this seasonality does not generally impact the comparability of our annual results, it can significantly impact our results from quarter to quarter.
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
     Operating Expenses. Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 8% to 9% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with selling activity or individual events that occur during the period.
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

     Amortization of intangibles represents the amortization of identified intangible assets acquired through various acquisitions. While these expenses are generally predictable from period to period because they are fixed over the course of their useful lives, they can be affected by events and other factors that result in impairment of these assets and a corresponding reduction in future amortization.
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

Results of Operations
Revenues
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues and should be read in conjunction with Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007, which discusses our accounting policies regarding revenue recognition:
Sales Order Information (in thousands):

	Three Months Ended			Six Months Ended
	April 30,			April 30,
			Percent			Percent
			Increase			Increase
	2008	2007*	(Decrease)	2008	2007*	(Decrease)
Order Value:
Subscriptions
Courseware	$6,869	$5,135	33.8%	$11,912	$8,773	35.8%
Assessment and other	369	784	(52.9%)	965	1,422	(32.1%)

Total subscriptions	7,238	5,919	22.3%	12,877	10,195	26.3%

License fees	2,444	2,563	(4.6%)	3,927	6,803	(42.3%)

Services	3,414	4,164	(18.0%)	6,893	8,446	(18.4%)

Total Order Value	$13,096	$12,646	3.6%	$23,697	$25,444	(6.9%)

Percent of Total Order Value:
Subscriptions
Courseware	52.5%	40.6%		50.2%	34.5%
Assessment and other	2.8%	6.2%		4.1%	5.6%

Total subscriptions	55.3%	46.8%		54.3%	40.1%

License fees	18.6%	20.3%		16.6%	26.7%

Services	26.1%	32.9%		29.1%	33.2%

Total	100.0%	100.0%		100.0%	100.0%

*	Certain 2007 amounts previously reported as assessment orders have been reclassified to courseware orders to conform to the current period presentation.
Orders Greater Than $100,000:

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2008	2007	% Change	2008	2007	% Change
Number	15	16	(6.3%)	27	33	(18.2%)
Value ($000)	$3,113	$3,126	(0.4%)	$5,065	$6,134	(17.4%)
Average Value ($000)	$208	$195	6.7%	$188	$186	1.1%

Revenue by Category (in thousands):

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2008	2007	% Change	2008	2007	% Change
Subscriptions	$8,475	$5,360	58.1%	$16,444	$10,513	56.4%
License fees	1,509	3,070	(50.8%)	3,760	7,712	(51.2%)
Services	6,261	6,783	(7.7%)	12,176	14,014	(13.1%)

Total revenues	$16,245	$15,213	6.8%	$32,380	$32,239	0.4%

     Total revenues for the second quarter of 2008 increased 6.8% to $16.2 million, from $15.2 million for the same period in 2007. Subscription revenues grew $3.1 million, or 58.1%, exceeding the $1.6 million decline in license fees on perpetual products. The decline in license fees revenue reflects our continuing transition away from products licensed on a perpetual basis to those licensed on a subscription basis. Services revenues declined $0.5 million on lower software maintenance and professional services revenues.
     The increase in subscription revenue reflects our growing base of subscription customers. Revenue from services decreased 7.7% to $6.3 million in the second quarter of 2008, from $6.8 million for the same period in 2007. Software maintenance and technical service revenues, which are tied to perpetual license orders, accounted for the majority of the decline.
     For the first six months of 2008, subscription revenue increased 56.4% to $16.4 million and license and service revenue declined 51.2% and 13.1% respectively, over the prior year’s corresponding period for largely the same factors as those affecting second quarter revenues.
Gross Margin
Revenue Mix — Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	April 30,		April 30,
Revenue Category	2008	2007	2008	2007
Subscription	52.2%	35.2%	50.8%	32.6%
License fee	9.3%	20.2%	11.6%	23.9%
Services	38.5%	44.6%	37.6%	43.5%

Total	100.0%	100.0%	100.0%	100.0%

Gross Margin Percentage

	Three Months Ended April 30,			Six Months Ended April 30,
			Increase			Increase
Revenue Category	2008	2007	(Decrease)	2008	2007	(Decrease)
Subscriptions	43.2%	30.3%	12.9%	42.4%	34.0%	8.4%
License fees	27.3%	39.3%	(12.0%)	33.0%	46.2%	(13.2%)
Services	47.1%	53.4%	(6.3%)	51.5%	54.7%	(3.2%)
Total	43.2%	42.4%	0.8%	44.7%	46.0%	(1.3%)

     Total gross margin increased to 43.2% for the second quarter of 2008, from 42.4% for the same period in 2007. The 12.9% increase in subscription gross margin had the most significant effect on total gross margin.
     Subscription gross margin improved to 43.2% in the second quarter of 2008 from 30.3% for the same period in 2007. This improvement reflects the $3.1 million growth in subscription revenues, which exceeded the $1.1 million increase in subscription costs. The increase in subscription cost of revenue reflects a $900,000 increase in amortization of capitalized subscription product development, and smaller increases in royalty costs on third-party products bundled in our subscription solutions, and additional customer support resources to serve our growing subscription customer base.
     Services gross margin declined in the second quarter of 2008 to 47.1% from 53.4% for the same period last year. The margin decline was due primarily to a decrease in higher margin software maintenance revenues.
     The total gross margin for the six month period of 2008 was 44.7% compared to 46.0% for the same period last year. The decline in license fees gross margin had the most significant effect on the year to date total gross margin. The decline reflects lower courseware revenues on a relatively fixed cost base that includes product development amortization and warehouse and distribution costs.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change in total spending from the previous year for certain operating expense line items.

	Percentage of			Percentage of
	Total Revenue		Percent	Total Revenue		Percent
	Three Months Ended		Increase	Six Months Ended		Increase
	April 30,		(Decrease)	April 30,		(Decrease)
	2008	2007	in Amount	2008	2007	in Amount
Sales and marketing	46.3%	48.5%	1.9%	44.9%	46.8%	(3.8%)
General and administrative	16.6%	19.1%	(7.0%)	17.5%	19.0%	(7.6%)
Product maintenance and development	6.8%	7.5%	(3.8%)	6.7%	9.0%	(25.3%)
Amortization of intangibles	2.4%	3.0%	(15.1%)	2.4%	2.8%	(15.2%)

Subtotal	72.1%	78.1%	(1.5%)	71.5%	77.6%	(7.7%)
Restructuring charges	10.1%	0.0%	NM	5.0%	0.0%	NM

Total operating expenses	82.2%	78.1%	12.3%	76.5%	77.6%	(1.1%)

     Total operating expenses were $13.3 million for the second quarter of 2008, an increase of $1.4 million from the $11.9 million reported for the same period in 2007. The increase is due to $1.6 million in restructuring charges in the second quarter of 2008. On a year to date basis, total operating expenses declined $0.3 million or 1.1%. Excluding restructuring charges, operating expenses would have declined $1.9 million, or 7.7% reflecting reductions in spending across all areas of operating expenses as we continue to achieve the operating efficiencies of a Software-as-a-Service business model. These efficiencies included greater leverage of lower-cost inside sales resources, which contributed to a 3.8%, or $0.6 million decline in sales and marketing expenses, fewer delivery platforms and growing maturity of our PLATO Learning Environment™ (PLE™) subscription platform, resulting in a 25.3%, or $0.7 million decline in product maintenance and development costs, and less complex business processes which contributed to an 7.6%, or $0.5 million decline in general and administrative expenses.

     In the second quarter of 2008, we incurred restructuring charges of $1.6 million. These charges relate to actual and anticipated severance and related costs associated with a reduction in product development resources and reductions in operations and administrative costs. These reductions reflect decisions we made during the quarter to moderate product investment to a level that conforms to our long-term business model, and to implement operating efficiencies enabled by the transition to the SaaS business model. We anticipate additional restructuring charges of approximately $500,000 in the third quarter of fiscal 2008 related to facilities vacated that quarter. We expect reduction in product development resources will allow us to exit fiscal year 2008 at an annualized run rate of approximately $12 million in total capitalized and expensed product development spending, compared to the second quarter annualized spending rate of approximately $18.5 million. The reduction in operations and administrative costs is expected to result in additional annualized cost savings of between $2.5 and $3.0 million.
Other Income, Net
     Other income consists primarily of interest income on our cash and cash equivalent balances net of certain costs of maintaining availability on our line of credit. Other income declined $0.3 million for the second quarter of 2008 due to the decrease in our average cash and cash equivalents over the prior year as well as a decline in interest rates.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At April 30, 2008, cash and cash equivalents were $12.9 million, a decrease of $11.4 million from October 31, 2007. This decrease primarily represents investments made in capitalized product development of $6.7 million in the first half of 2008, and net cash used in operations in 2008 of $4.6 million. As discussed above under “General Factors Affecting Our Financial Results”, cash flow from operations is typically lower in the first and second quarter of our fiscal year due to the seasonal nature of our business.
Working Capital and Liquidity
     At April 30, 2008, our principal sources of liquidity included cash and cash equivalents of $12.9 million, and net accounts receivable of $9.7 million. We also have a three-year senior secured credit facility that provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenues. Under this agreement we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or LIBOR Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of our assets. Financial covenants apply only when the unused portion of the line of credit, plus cash and cash equivalents on hand, is less than $12.5 million, and are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA). At April 30, 2008, we did not have any outstanding borrowings under the facility.
     Working capital, defined as current assets less current liabilities, was negative $15.7 million at April 30, 2008 and negative $6.6 million at October 31, 2007. The decrease in working capital was primarily due to the decrease in cash and cash equivalents of $11.4 million as discussed above, and the decrease in net accounts receivable of $4.8 million, offset by decreases in accounts payable, accrued compensation, and other accrued liabilities of $1.1 million, and the decrease in current deferred revenue of $7.3 million. Accounts receivable decreased due to seasonally low order volume in the first and second quarters. Accounts payable and accrued compensation decreased due to payment of amounts accrued at October 31, 2007, including year-end commissions and bonuses. Deferred revenue, which is satisfied through delivery of products and services rather than the direct payment of cash, decreased as more of these products and services were delivered than were added through new business, due to the lower order volume mentioned above.

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
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2007 for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the six months ended April 30, 2008.
     At April 30, 2008, we had no significant commitments for capital expenditures.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of April 30, 2008.
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
Interest Rate Risk
     Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At April 30, 2008, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.

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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the first six months of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1A. RISK FACTORS
          Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2007 Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our Annual Meeting of Stockholders was held on March 27, 2008. There were 23,841,424 shares of our common stock entitled to vote at the meeting and a total of 23,325,333 shares (97.8%) were represented at the meeting. Voting was as follows:
1.	Election of Director Joseph E. Duffy: For 21,524,501 and Withheld 1,801,521.

2.	Election of Director Michael A. Morache: For 19,014,157 and Withheld 4,311,865.

3.	Election of Director Robert S. Peterkin: For 12,439,136 and Withheld 10,886,886.

4.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2008: For 23,312,231, Against 8,955 and Abstain 4,836.
          The following people continued as directors following the meeting and have terms that expire at the Annual Meeting of Stockholders in the year indicated for each – M. Lee Pelton (2009), John T. (Ted) Sanders (2009), Ruth L. Greenstein (2010), Susan E. Knight (2010), Walter Simmons (2010), and David W. Smith (2010).
ITEM 6. EXHIBITS
Exhibit Number and Description
10.1	Fiscal 2008 Executive Annual Equity Incentive Plan, as filed as exhibit 10.29 to our Current Report on Form 8-K (filed March 31, 2008) and incorporated herein by reference.

10.2	Form of stock option agreement, as filed as exhibit 10.30 to our Current Report on Form 8-K (filed March 31, 2008) and incorporated herein by reference.

10.3	Form of performance shares agreement, as filed as exhibit 10.31 to our Current Report on Form 8-K (filed March 31, 2008) and incorporated herein by reference.

10.4	Form of stock appreciation rights agreement, as filed as exhibit 10.32 to our Current Report on Form 8-K (filed March 31, 2008) and incorporated herein by reference.

10.5	Board of Directors’ Compensation Plan, as filed as exhibit 10.33 to our Current Report on Form 8-K (filed March 31, 2008) and incorporated herein by reference.

10.6	Form of employee restricted stock unit agreement, as filed as exhibit 10.29 to our Current Report on Form 8-K (filed May 19, 2008) and incorporated herein by reference.

31.01	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC. June 9, 2008	By	/s/ MICHAEL A. MORACHE Michael A. Morache President and Chief Executive Officer (principal executive officer)

/s/ ROBERT J. RUECKL Robert J. Rueckl Vice President and Chief Financial Officer (principal financial officer)