Form 10-Q
period 2008-07-31
PLATO LEARNING INC
filed 2008-09-09
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 23,965,677 shares of common stock, $.01 par value, outstanding as of August 31, 2008.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended July 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
REVENUES
Subscriptions	$9,247	$6,532	$25,691	$17,045
License fees	3,353	5,940	7,113	13,652
Services	6,038	6,731	18,214	20,745

Total revenues	18,638	19,203	51,018	51,442

COST OF REVENUES
Subscriptions	4,593	4,140	14,058	11,075
License fees	1,540	2,066	4,060	6,212
Services	3,172	3,496	9,082	9,837

Total cost of revenues	9,305	9,702	27,200	27,124

GROSS PROFIT	9,333	9,501	23,818	24,318

OPERATING EXPENSES
Sales and marketing	6,657	7,579	21,182	22,682
General and administrative	2,258	2,865	7,909	8,983
Product maintenance and development	1,128	499	3,306	3,412
Amortization of intangibles	388	438	1,163	1,352
Restructuring charges (benefit)	800	(766)	2,435	(766)

Total operating expenses	11,231	10,615	35,995	35,663

OPERATING LOSS	(1,898)	(1,114)	(12,177)	(11,345)

Other (loss) income, net	(11)	218	188	917

LOSS BEFORE INCOME TAXES	(1,909)	(896)	(11,989)	(10,428)

Income tax expense	152	150	456	450

NET LOSS	$(2,061)	$(1,046)	$(12,445)	$(10,878)

NET LOSS PER SHARE
Basic and diluted	$(0.09)	$(0.04)	$(0.52)	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	23,881	23,762	23,825	23,747

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,838	$24,297
Accounts receivable, net	16,744	14,479
Other current assets	7,591	7,759

Total current assets	36,173	46,535

Equipment and leasehold improvements, net	4,241	5,615
Product development costs, net	29,707	30,266
Goodwill	71,865	71,865
Identified intangible assets, net	6,205	7,983
Other long-term assets	6,620	5,039

Total assets	$154,811	$167,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,642	$4,608
Accrued compensation	4,238	5,453
Other accrued liabilities	4,766	4,245
Deferred revenue	38,852	38,821

Total current liabilities	50,498	53,127

Long-term deferred revenue	11,796	10,302
Deferred income taxes	3,592	3,139

Total liabilities	65,886	66,568

Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized; 24,024 shares issued and 23,966 shares outstanding at at July 31, 2008; 23,824 shares issued and 23,804 shares outstanding at October 31, 2007	240	238
Additional paid-in capital	170,643	169,927
Treasury stock at cost	(315)	(205)
Accumulated deficit	(80,339)	(67,893)
Accumulated other comprehensive loss	(1,304)	(1,332)

Total stockholders’ equity	88,925	100,735

Total liabilities and stockholders’ equity	$154,811	$167,303

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(12,445)	$(10,878)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	456	450
Depreciation and amortization	12,868	11,860
Provision for doubful accounts	—	(539)
Stock-based compensation	559	888
Loss on disposal of equipment	105	(26)
Changes in operating assets and liabilities:
Accounts receivable	(3,642)	3,895
Other current and long-term assets	(238)	742
Accounts payable	(1,967)	(428)
Other current and long-term liabilities	(686)	(2,793)
Deferred revenue	1,526	(193)

Total adjustments	8,981	13,856

Net cash (used in) provided by operating activities	(3,464)	2,978

INVESTING ACTIVITIES:
Capitalized internal product development costs	(8,741)	(11,718)
Purchases of equipment and leasehold improvements	(318)	(1,471)

Net cash used in investing activities	(9,059)	(13,189)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of repurchases	60	155
Payment of debt financing fees	—	(523)
Repayments of capital lease obligations	(22)	(34)

Net cash provided by (used in) financing activities	38	(402)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	26	(130)

Net decrease in cash and cash equivalents	(12,459)	(10,743)

Cash and cash equivalents at beginning of period	24,297	33,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,838	$22,351

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

     There have been no significant changes to our accounting policies in these areas during the third quarter of 2008. For a more complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.
Loss per Share
     Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the periods as follows (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net loss	$(2,061)	$(1,046)	$(12,445)	$(10,878)

Basic and diluted weighted average common shares outstanding	23,881	23,762	23,825	23,747

Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.52)	$(0.46)

     Potential common shares, which consist of stock options and warrants and restricted stock, are anti-dilutive in a net loss situation and are therefore not included in the calculation of diluted net loss per share. Accordingly, the calculation of diluted net loss per share for the periods presented for 2008 and 2007 exclude the effect of approximately 2,725,000 and 2,675,000 potential common shares, respectively, from the conversion of outstanding options and restricted common shares.
New Accounting Pronouncements
     In June 2008, the FASB issued staff position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The provisions of FSP-EITF No. 03-6-1 are effective for our fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). SFAS No. 162 concludes that the GAAP hierarchy should be directed toward the entity and not its auditor, and should reside in the accounting literature established by the FASB, as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on the Company’s financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

(“FSP 14-1”). FSP 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP 14-1 are effective for our fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.
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
Note 3. Stock-Based Compensation
     We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for the unvested portion of awards granted to employees on or before October 31, 2005, and for employee awards granted, modified, or settled after October 31, 2005. We use the straight-line method to recognize compensation expense over the requisite service period of the award.

     Stock option activity for the nine months ended July 31, 2008 is as follows (in thousands):

Options
Outstanding
Options outstanding at October 31, 2007	2,522
Options granted	492
Options exercised	—
Options forfeited or cancelled	(195)

Options outstanding at July 31, 2008	2,819

Options exercisable at July 31, 2008	2,157

     Total stock-based compensation expense recorded for the three and nine months ended July 31 was as follows (in thousands):

	2008	2007

Three months ended	$483	$347
Nine months ended	$559	$888
     Under FAS 123(R), differences between actual and estimated stock option forfeitures are not recognized until the first vesting date following the actual forfeiture of an option. Generally, our stock options are granted during the first quarter of each fiscal year, and therefore recorded stock option forfeitures are typically greatest during that quarter. Stock option forfeitures reduced stock-based compensation expense by $495,000 and $225,000 in the first three months of 2008 and 2007.
Note 4. Accounts Receivable, Net
     The components of net accounts receivable were as follows (in thousands):

	July 31,	October 31,
	2008	2007
Total trade accounts receivable	$20,202	$16,594
Long-term installment accounts receivable	(3,174)	(1,796)
Allowance for doubtful accounts	(284)	(319)

Accounts receivable, net	$16,744	$14,479

     Total trade accounts receivable include unbilled amounts due from customers under non-cancellable contracts of $7,324,000 and $4,523,000 at July 31, 2008 and October 31, 2007, respectively. Long-term installment accounts receivable represent the portion of these amounts to be billed more than one year after the balance sheet date and are included in other long-term assets and long-term deferred revenue on the consolidated balance sheets.

     A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the third quarter is as follows (in thousands):

	2008	2007
Balance, beginning of fiscal year	$319	$928
Provision for doubtful accounts, net of other reserve adjustments	—	(539)
Write-offs, net of recoveries	(35)	(64)

Balance, July 31	$284	$325

     The provision for doubtful accounts is included in general and administrative expense on the consolidated statements of operations.
Note 5. Deferred Commissions
     Commissions to employees on the sale of our products and services are earned at the time of invoicing and paid monthly. The related expense is deferred and amortized over the non-cancellable terms of the related customer contracts on the basis that the commission charges are so closely related to the revenue from such contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Total deferred commissions at July 31, 2008 and October 31, 2007 were $4,293,000 and $4,157,000, of which $1,001,000 and $874,000, respectively, were recorded as long-term deferred commissions and included in other long-term assets on our balance sheet.
Note 6. Product Development Costs
     A reconciliation of capitalized product development costs is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance, October 31, 2007	$51,376	$(21,110)	$30,266
Capitalized internal product development costs	8,741	—	8,741
Amortization	—	(9,300)	(9,300)
Write-off of fully amortized costs	(1,068)	1,068	—

Balance, July 31, 2008	$59,049	$(29,342)	$29,707

     In the first quarter of 2008, we wrote off approximately $1,068,000 of fully amortized product development costs and related accumulated amortization which was no longer considered substantially in use in products currently being sold.

Note 7. Goodwill and Identified Intangible Assets
     There were no changes in goodwill during the nine month period ended July 31, 2008. Identified intangible assets subject to amortization were as follows (in thousands):

	July 31, 2008			October 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortzation	Value	Value	Amortzation	Value
Acquired technology	$13,563	$(10,911)	$2,652	$13,563	$(10,295)	$3,268
Trademarks and tradenames	1,380	(1,380)	—	1,380	(1,380)	—
Customer relationships and lists	19,800	(16,247)	3,553	20,200	(15,485)	4,715

	$34,743	$(28,538)	$6,205	$35,143	$(27,160)	$7,983

     In the first quarter of 2008, we wrote off approximately $400,000 of identified intangible assets and related accumulated amortization which was no longer considered substantially in use in products currently being sold.
     Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Amortization of intangible assets included in:
Cost of revenues	$205	$205	$616	$616
Operating expenses	388	439	1,163	1,353

	$593	$644	$1,779	$1,969

     Estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
Remainder of 2008	$205	$388	$593
2009	749	1,550	2,299
2010	647	1,550	2,197
2011	526	65	591
2012	485	—	485
Thereafter	40	—	40

	$2,652	$3,553	$6,205

     The future annual amortization amounts presented above are estimates. Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets.

Note 8. Deferred Revenue
     The components of deferred revenue were as follows (in thousands):

	July 31,	October 31,
	2008	2007
Subscriptions	$38,413	$32,938
License fees	349	622
Services	11,886	15,563

Total	50,648	49,123
Less: long-term portion	(11,796)	(10,302)

Current portion	$38,852	$38,821

     The long-term portion of deferred revenue represents amounts we expect to recognize as revenue in periods beyond one year from the balance sheet date. The deferred revenue balance includes unbilled commitments under non-cancellable agreements of $7,324,000 and $4,523,000 at July 31, 2008 and October 31, 2007, respectively.
Note 9. Restructuring and Other Charges
     At various times over the past several years, the Company has incurred restructuring costs related to severance and facility closings in the U.S. and U.K. In the second quarter of 2008, we incurred restructuring charges of $1,635,000 related to additional workforce reductions in the U.S. During the third quarter of 2008, we expensed approximately $800,000 related to closing our facilities in Atlanta, San Diego and Puerto Rico, which included approximately $93,000 related to asset impairment charges.
     The restructuring reserve activity (included in other accrued liabilities) from October 31, 2007 through July 31, 2008 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Total
Reserve balance at October 31, 2007	$424	$616	$1,040
Provision for restructuring	1,635	707	2,342
Cash payments	(1,637)	(239)	(1,876)
Translation adjustment	—	(30)	(30)

Reserve balance at July 31, 2008	$422	$1,054	$1,476

Note 10. Comprehensive Loss
     Total comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net loss	$(2,061)	$(1,046)	$(12,445)	$(10,878)
Foreign currency translation adjustments	(5)	(22)	26	(130)

Total comprehensive loss	$(2,066)	$(1,068)	$(12,419)	$(11,008)

     Income tax effects for the components of other comprehensive loss were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss was $1,304,000 and $1,332,000 at July 31, 2008 and October 31, 2007, respectively.
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
Note 12. Stockholders’ Equity
     We repurchased 36,836 shares of our common stock for an aggregate cost of approximately $105,000 during the third quarter of 2008. The shares were repurchased in accordance with a restricted stock unit agreement that allows the employee to elect that restricted stock units be withheld in an amount sufficient to fund tax withholdings due upon vesting. Shares repurchased but not reissued are presented as treasury stock in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
     PLATO Learning, Inc., a Delaware corporation incorporated in 1989, is a leading provider of computer-based and e-learning instruction, curriculum planning and management, assessment, and related professional development services to K—12 schools, community colleges and other educational institutions across the country. Our products are used by customers principally to provide alternative instruction to students performing below their grade level. Our courseware and web-based accountability and assessment software are designed to help educators meet the demands of No Child Left Behind (“NCLB”) and other federal legislation, as well as U.S. Department of Education initiatives on mathematics and science, special education, and ensuring teacher quality. We also offer online and onsite staff professional development services to ensure optimal classroom integration of our products and to help schools meet their accountability requirements and school improvement plans.
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
     There have been no significant changes to our accounting policies in these areas during the third quarter of 2008. For a complete discussion of these policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007.

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
     General and administrative expenses are substantially fixed in nature. However, certain components such as professional fees, and other expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.
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

Results of Operations
Revenues
     The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues and should be read in conjunction with Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007, which discusses our accounting policies regarding revenue recognition:
Sales Order Information (in thousands):

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
			Percent			Percent
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Order Value:
Subscriptions	17,709	12,514	41.5%	30,586	22,709	34.7%
License fees	2,457	5,503	(55.4%)	6,384	12,306	(48.1%)
Services	7,508	8,276	(9.3%)	14,401	16,722	(13.9%)

Total Order Value	$27,674	$26,293	5.3%	$51,371	$51,737	(0.7%)

Percent of Total Order Value:
Subscriptions	64.0%	47.6%		59.6%	43.9%
License fees	8.9%	20.9%		12.4%	23.8%
Services	27.1%	31.5%		28.0%	32.3%

Total	100.0%	100.0%		100.0%	100.0%

Orders Greater Than $100,000:

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2008	2007	% Change	2008	2007	% Change
Number	40	38	5.3%	67	71	(5.6%)
Value ($000)	$8,183	$7,640	7.1%	$13,248	$13,774	(3.8%)
Average Value ($000)	$205	$201	2.0%	$198	$194	2.1%
Revenue by Category (in thousands):

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2008	2007	% Change	2008	2007	% Change
Subscriptions	$9,247	$6,532	41.6%	$25,691	$17,045	50.7%
License fees	3,353	5,940	(43.6%)	7,113	13,652	(47.9%)
Services	6,038	6,731	(10.3%)	18,214	20,745	(12.2%)

Total revenues	$18,638	$19,203	(2.9%)	$51,018	$51,442	(0.8%)

     Total revenues for the third quarter of 2008 declined 2.9% to $18.6 million, from $19.2 million for the same period in 2007. Subscription revenues grew $2.7 million, or 41.6%, exceeding the $2.6 million decline in license fees on perpetual products. The increase in subscription revenue reflects our growing base of subscription customers. The decline in license fees revenue reflects our continuing transition away from products licensed on a perpetual basis to those licensed on a subscription basis. Services revenues declined $0.7 million on lower software maintenance and technical services revenues related to our legacy perpetual products.
     For the first nine months of 2008, subscription revenue increased 50.7% to $25.7 million and license and service revenue declined 47.9% and 12.2% respectively, over the prior year’s corresponding period for largely the same factors as those affecting third quarter revenues. We expect subscription revenues will continue to increase, and license and service revenue will continue to decrease, both in total and as a percentage of revenue, as our business transition continues.
Gross Margin
Revenue Mix — Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Revenue Category	2008	2007	2008	2007
Subscription	49.6%	34.0%	50.4%	33.1%
License fee	18.0%	30.9%	13.9%	26.6%
Services	32.4%	35.1%	35.7%	40.3%

Total	100.0%	100.0%	100.0%	100.0%

Gross Margin Percentage

	Three Months Ended July 31,			Nine Months Ended July 31,
			Increase			Increase
Revenue Category	2008	2007	(Decrease)	2008	2007	(Decrease)
Subscriptions	50.3%	36.6%	13.7%	45.3%	35.0%	10.3%
License fees	54.1%	65.2%	(11.1%)	42.9%	54.5%	(11.6%)
Services	47.5%	48.1%	(0.6%)	50.1%	52.6%	(2.5%)
Total	50.1%	49.5%	0.6%	46.7%	47.3%	(0.6%)
     Total gross margin increased to 50.1% for the third quarter of 2008, from 49.5% for the same period in 2007. The 13.7% increase in subscription gross margin had the most significant effect on total gross margin.
     Subscription gross margin improved to 50.3% in the third quarter of 2008 from 36.6% for the same period in 2007. This improvement reflects the $2.7 million growth in subscription revenues, which exceeded the $0.5 million increase in subscription costs. The increase in subscription cost of revenue reflects a $400,000 increase in amortization of capitalized subscription product development, and increases in royalty costs on third-party products included in our subscription solutions.
     Services gross margin declined in the third quarter of 2008 to 47.5% from 48.1% for the same period last year. The margin decline was due primarily to a decrease in higher margin software maintenance revenues.
     The total gross margin for the nine month period of 2008 was 46.7% compared to 47.3% for the same period last year. The decline in license fees gross margin had the most significant effect on the year to date total gross margin. The decline reflects lower courseware revenues on a relatively fixed cost base that includes product development amortization and warehouse and distribution costs.
Operating Expenses
     The following table summarizes the percentage of total revenue and percentage change from the corresponding period during the previous year for certain operating expense line items.

	Percentage of			Percentage of
	Total Revenue		Percent	Total Revenue		Percent
	Three Months Ended		Increase	Nine Months Ended		Increase
	July 31,		(Decrease)	July 31,		(Decrease)
	2008	2007	in Amount	2008	2007	in Amount
Sales and marketing	35.7%	39.5%	(12.2%)	41.5%	44.1%	(6.6%)
General and administrative	12.1%	14.9%	(21.2%)	15.5%	17.5%	(12.0%)
Product maintenance and development	6.1%	2.6%	126.1%	6.5%	6.6%	(3.1%)
Amortization of intangibles	2.1%	2.3%	(11.4%)	2.3%	2.6%	(14.0%)

Subtotal	56.0%	59.3%	(8.3%)	65.8%	70.8%	(7.9%)
Restructuring charges (benefit)	4.3%	(4.0%)	*	4.8%	(1.5%)	*

Total operating expenses	60.3%	55.3%	5.8%	70.6%	69.3%	0.9%

*	Not meaningful
     Total operating expenses were $11.2 million for the third quarter of 2008, an increase of $0.6 million from the $10.6 million reported for the same period in 2007. In the third quarter of 2008, we incurred restructuring charges of $0.8 million related to facilities vacated during the quarter as part of a plan to reduce product investment levels and implement operating efficiencies. In the third quarter of 2007, we recorded a benefit of $766,000 related to the early termination of a lease commitment on previously vacated facilities in the U.K.
Excluding the effects of these restructuring related activities in both periods, third quarter operating expenses would have declined $1.0 million, or 8%, reflecting reductions in spending as we continue to achieve the operating efficiencies of a Software-as-a-Service (SaaS) business model. Sales and marketing expenses declined $900,000 on better management of travel and trade show costs, and improved leveraging of inside sales resources, general and administrative costs declined more than 20% to $2.3 million on lower headcount and declines in the cost of compliance activities. Partially offsetting these declines was a $0.6 million increase in product maintenance and development expenses reflecting an emphasis during the quarter on improving time-to-resolution on non-critical software defects, and correlations maintenance caused by changes in education standards across multiple states.
     On a year to date basis, total operating expenses increased $0.3 million, or 0.9%, and would have declined excluding year-to-date effects of restructure related activities as discussed above for substantially the same factors affecting third quarter operating expenses.
Other (Loss) Income, Net
     Other (loss) income consists primarily of interest income on our cash and cash equivalent balances net of costs of maintaining availability on our line of credit. Other (loss) income declined $0.2 million for the third quarter of 2008 due to the decrease in our average cash and cash equivalents over the prior year as well as a decline in interest rates.

Liquidity and Capital Resources
Cash and Cash Equivalents
     At July 31, 2008, cash and cash equivalents were $11.8 million, a decrease of $12.5 million from October 31, 2007. This decrease primarily represents investments made in capitalized product development of $8.7 million in the first nine months of 2008, and net cash used in operations in 2008 of $3.5 million.
Working Capital and Liquidity
     At July 31, 2008, our principal sources of liquidity included cash and cash equivalents of $11.8 million, and net accounts receivable of $16.7 million. We also have a three-year senior secured credit facility that provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenues. Under this agreement we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or LIBOR Rate plus a sliding margin that is based on the amount of borrowings outstanding. Borrowings under the agreement are secured by all of our assets. Financial covenants apply only when the unused portion of the line of credit, plus cash and cash equivalents on hand, is less than $12.5 million, and are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA). At July 31, 2008, we did not have any outstanding borrowings under the facility.
     Working capital, defined as current assets less current liabilities, was negative $14.3 million at July 31, 2008 and negative $6.6 million at October 31, 2007. The decrease in working capital was primarily due to the decrease in cash and cash equivalents of $12.5 million as discussed above, offset by the increase in net accounts receivable of $2.3 million and by the decreases in accounts payable and accrued compensation of $3.2 million. Accounts receivable increased due to higher order volume in the third quarter of 2008 compared to the fourth quarter of 2007. Accounts payable and accrued compensation decreased due to payment of amounts accrued at October 31, 2007, including year-end commissions and bonuses.
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
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2007 for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the nine months ended July 31, 2008.
     At July 31, 2008, we had no significant commitments for capital expenditures.

Recent Accounting Pronouncements
     See Note 2 of the Condensed Consolidated Financial Statements for a summary of the new accounting pronouncements.
Disclosures about Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of July 31, 2008.
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
Interest Rate Risk
     Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes. At July 31, 2008, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the first nine months of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLATO LEARNING, INC. By	/s/ MICHAEL A. MORACHE
September 9, 2008	Michael A. Morache
President and Chief Executive Officer (principal executive officer)

/s/ ROBERT J. RUECKL
Robert J. Rueckl
Vice President and Chief Financial Officer (principal financial officer)