Form 10-Q
period 2009-01-31
PLATO LEARNING INC
filed 2009-03-12
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to__________________.

Commission File Number: 0-20842

PLATO LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3660532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10801 Nesbitt Avenue South, Bloomington, MN  55437
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  24,084,175 shares of common stock, $.01 par value, outstanding as of February 28, 2009.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended January 31, 2009

PART I.       FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2009	2008
REVENUES
Subscriptions	$9,868	$7,969
License fees	1,004	2,251
Services	5,165	5,915
Total revenues	16,037	16,135

COST OF REVENUES
Subscriptions	3,888	4,649
License fees	439	1,423
Services	2,428	2,595
Total cost of revenues	6,755	8,667

GROSS PROFIT	9,282	7,468

OPERATING EXPENSES
Sales and marketing	5,887	7,005
General and administrative	2,424	2,950
Software maintenance and development	567	1,076
Amortization of intangibles	213	388
Total operating expenses	9,091	11,419

OPERATING INCOME (LOSS)	191	(3,951)

Other income, net	68	192

INCOME (LOSS) BEFORE INCOME TAXES	259	(3,759)

Income tax expense	-	152

NET INCOME (LOSS)	$259	$(3,911)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,983	23,790
Diluted	24,260	23,790

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,274	$20,018
Accounts receivable, net	4,702	6,834
Other current assets	6,744	7,408
Total current assets	23,720	34,260

Equipment and leasehold improvements, net	3,187	3,589
Software development costs, net	23,760	24,086
Identified intangible assets, net	3,388	3,723
Other long-term assets	2,934	3,309
Total assets	$56,989	$68,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,579	$3,085
Accrued compensation	2,378	3,996
Other accrued liabilities	3,158	6,909
Deferred revenue	31,931	36,005
Total current liabilities	39,046	49,995

Long-term deferred revenue	7,284	8,916
Total liabilities	46,330	58,911

Stockholders' equity:
Common stock, $.01 par value, 50,000 shares authorized; 24,143 shares issued and 24,084 shares outstanding at January 31, 2009; 24,046 shares issued and 23,988 shares outstanding at October 31, 2008	241	240
Additional paid-in capital	171,443	171,143
Treasury stock at cost	(315)	(315)
Accumulated deficit	(159,532)	(159,790)
Accumulated other comprehensive loss	(1,178)	(1,222)
Total stockholders' equity	10,659	10,056
Total liabilities and stockholders' equity	$56,989	$68,967

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$259	$(3,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	-	152
Depreciation and amortization	2,840	4,360
Stock-based compensation	264	(162)
Loss on disposal of equipment	14	3
Changes in operating assets and liabilities:
Accounts receivable	2,132	4,707
Other current and long-term assets	994	386
Accounts payable	(1,506)	(407)
Other current liabilities	(5,366)	(2,301)
Deferred revenue	(5,706)	(4,812)
Total adjustments	(6,334)	1,926
Net cash used in operating activities	(6,075)	(1,985)

INVESTING ACTIVITIES:
Capitalized software development costs	(1,648)	(3,170)
Purchases of equipment and leasehold improvements	(98)	(127)
Net cash used in investing activities	(1,746)	(3,297)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of repurchases	37	59
Repayments of capital lease obligations	(3)	(11)
Net cash provided by financing activities	34	48

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	43	30

Net decrease in cash and cash equivalents	(7,744)	(5,204)

Cash and cash equivalents at beginning of period	20,018	24,297

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,274	$19,093

See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  The October 31, 2008 condensed consolidated balance sheet data was derived from our audited financial statements at that date.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  We have included all normal recurring and other adjustments considered necessary to give a fair statement of our operating results for the interim periods shown.  Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

Note 2.  Summary of Significant Accounting Policies

General

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation, and require difficult, subjective, or complex judgments:

•	Revenue recognition
•	Capitalized software development costs
•	Valuation of deferred income taxes
•	Valuation and impairment analysis of identified intangible assets

At the end of fiscal year 2008, we completed our transition to a software-as-a-service business model in which substantially all of our products are now delivered on a hosted, subscription service basis.  Based on the completion of this transition, and in accordance with EITF 00-03, Application of SOP 97-2, “Software Revenue Recognition”, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, we have applied SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” effective for the first quarter of fiscal year 2009.  Under EITF 00-03, hosting arrangements in which customers do not have a contractual right to take possession of the software are service arrangements, and such software, subject to certain exceptions, is considered internal-use software subject to SOP 98-1. We will continue to use FAS 86, Accounting for the Costs of Computer Software to Be Sold or Otherwise Leased for software sold under contracts in which the customer has a right to take possession of the software.

 There have been no other significant new accounting principles applied in these areas during the first quarter of 2009.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008.

Income (Loss) per Share

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is computed on the basis of the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period.  Components of basic and diluted income (loss) per share were as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2009	2008

Net income (loss) available for common shareholders	$259	$(3,911)

Weighted average common shares outstanding	23,983	23,790
Dilutive effect of employee stock options and awards	277	-
Common shares and common share equivalents	24,260	23,790
Income per share:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)

Stock options in the amount of 2,622,000 which had exercise prices greater than the average market price of our common stock for the three months ended January 31, 2009, were excluded because they were antidilutive.

We incurred a net loss for the three months ended January 31, 2008.  Potential common shares in the amount of 2,449,000 were antidilutive and excluded from the calculation of diluted loss per share for that period.

Recent Accounting Pronouncements

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

In April 2008, the FASB issued staff position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets .”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles.  The provisions of FSP No. FAS 142-3 are effective for our fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 ,” (“SFAS No. 159”).  This standard permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 were effective beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements.  In February 2008, the FASB issued FSP 157-2, which  delays the company’s fiscal year 2009 effective date of FAS157 for all non-financial assets and non-financial liabilities except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year 2010.  The provisions of SFAS No. 157 were adopted beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

Note 3.  Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition application method.  We use the straight-line method to recognize compensation expense over the requisite service period of the award.

Stock option activity for the three months ended January 31, 2009 is as follows (in thousands):

Options Outstanding
Options outstanding at October 31, 2008	2,617
Options granted	729
Options exercised	-
Options forfeited or cancelled	(81)
Options outstanding at January 31, 2009	3,265

Options exercisable at January 31, 2009	2,327

Total stock-based compensation expense (benefit) recorded for the three months ended January 31, 2009 and 2008 was $264,000 and ($162,000), respectively.

Under SFAS 123(R), differences between actual and estimated stock option forfeitures are not recognized until the first vesting date following the actual forfeiture of an option.  Generally, our stock options are granted during the first quarter of each fiscal year, and therefore recorded stock option forfeitures are typically greatest during that quarter. Stock option forfeitures reduced stock-based compensation expense by $275,000 and $495,000 in the first three months of 2009 and 2008, respectively.

Note 4.  Accounts Receivable, Net

The components of net accounts receivable were as follows (in thousands):

	January 31,	October 31,
	2009	2008
Total trade accounts receivable	$4,998	$7,130
Allowance for doubtful accounts	(296)	(296)
Accounts receivable, net	$4,702	$6,834

A reconciliation of the allowance for doubtful accounts from the beginning of the fiscal year through the end of the first quarter is as follows (in thousands):

	2009	2008
Balance, beginning of fiscal year	$296	$319
Write-offs, net of recoveries	-	(12)
Balance, January 31	$296	$307

Note 5. Deferred Commissions

Employee commissions on the sale of our products and services are earned at the time of invoicing and paid monthly.  The related expense is deferred and amortized over the non-cancellable terms of the related customer contracts on the basis that the commission charges are so closely related to the revenue from such contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized.  Total deferred commissions at January 31, 2009 and October 31, 2008 were $3,499,000 and $4,268,000, of which $703,000 and $834,000, respectively, were recorded as long-term deferred commissions and included in other long-term assets on our balance sheet.

Note 6.  Software Development Costs

A reconciliation of capitalized software development costs is as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance, October 31, 2008	$49,856	$(25,770)	$24,086
Capitalized software development costs	1,648	-	1,648
Amortization	-	(1,974)	(1,974)
Write-off of fully amortized costs	(7,569)	7,569	-
Balance, January 31, 2009	$43,935	$(20,175)	$23,760

In the first quarter of 2009, we wrote off approximately $7,569,000 of fully amortized software development costs and related accumulated amortization which were no longer considered substantially in use.

Note 7.  Identified Intangible Assets

Identified intangible assets subject to amortization were as follows (in thousands):

	As of January 31, 2009			As of October 31, 2008
	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value
Acquired technology	$7,300	$(5,441)	$1,859	$7,300	$(5,320)	$1,980
Trademarks and tradenames	-	-	-	1,380	(1,380)	-
Customer relationships and lists	19,800	(18,271)	1,529	19,800	(18,057)	1,743
	$27,100	$(23,712)	$3,388	$28,480	$(24,757)	$3,723

In the first quarter of 2009, we wrote off approximately $1,380,000 of fully amortized identified intangible assets, and related accumulated amortization, which were no longer considered substantially in use.

Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	January 31,
	2009	2008
Amortization of intangible assets included in:
Cost of revenues	$121	$205
Operating expenses	214	387
	$335	$592

Estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of Revenues	Operating Expenses	Total
Remainder of 2009	$364	$641	$1,005
2010	485	854	1,339
2011	485	34	519
2012	485	-	485
2013	40	-	40
	$1,859	$1,529	$3,388

The future annual amortization amounts presented above are estimates.  Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets.

Note 8.  Deferred Revenue

Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from our subscription service and is recognized as the revenue recognition criteria are met.  We generally invoice our customers in full upon receipt of their subscription order. In circumstances where we do not bill the full subscription upon order, we do not include these unbilled amounts in deferred revenue.  Accordingly, the deferred revenue balance does not represent the total remaining contract value of all non-cancelable subscription agreements. The components of deferred revenue were as follows (in thousands):

	As of	As of
	January 31,	October 31,
	2009	2008

Total deferred revenue	$39,215	$44,921
Less: Long-term portion	(7,284)	(8,916)
Current deferred revenue	$31,931	$36,005

Note 9.  Restructuring and Other Charges

At various times over the past several years, we have incurred restructuring costs related to severance and facility closings in the U.S. and U.K.

The restructuring reserve activity (included in other accrued liabilities) from October 31, 2008 through January 31, 2009 was as follows (in thousands):

	Severance and related costs	Facility closings	Total
Reserve balance at October 31, 2008	$1,764	$1,029	$2,793
Cash payments	(943)	(170)	(1,113)
Foreign currency translation adjustment	-	(43)	(43)
Reserve balance at January 31, 2009	$821	$816	$1,637

There were no restructuring charges during the first quarter of 2009.

Note 10. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	January 31,
	2009	2008
Net income (loss)	$259	$(3,911)
Foreign currency translation adjustments	43	30
Total comprehensive income (loss)	$302	$(3,881)

Income tax effects for the components of other comprehensive income (loss) were not significant because our deferred tax assets are fully reserved.  Accumulated other comprehensive loss was $1,178,000 and $1,222,000 at January 31, 2009 and October 31, 2008, respectively.

Note 11. Income Taxes

In the first quarter of 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

We have not expensed, and do not maintain any accrual balances related to, interest and penalties related to unrecognized tax benefits.  For future periods in which we may incur unrecognized tax benefits or uncertainties, we would classify any associated interest and penalties as a component of the income tax provision.

In the fourth quarter of fiscal 2008 we determined that the tax deductible goodwill was fully impaired for which we recorded income tax expense in the first three quarters of fiscal 2008.  As a result of the impairment, we are no longer recording this expense.

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

Our research-based courseware library includes thousands of hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, and social studies. Our web-based assessment and alignment tools ensure that instruction can be personalized to each student’s unique needs and the curriculum is aligned to local, state, and national standards. Using our web-based products, educators are able to identify each student’s instructional needs and prescribe an individual learning program of PLATO Learning courseware, educational web sites, the school’s textbooks and other core and supplemental instructional materials. A variety of reports are available to help educators identify gaps in student understanding, monitor student progress and ensure that standard learning objectives are being addressed.

Beginning in late fiscal year 2005, we implemented a strategy to deliver our products and solutions on a subscription basis using a new internet-based learning management platform we call the PLATO Learning EnvironmentTM, or PLE TM. The majority of our subscription periods range from one to three years with a dollar value weighted average subscription period of approximately two years in fiscal 2008. As of January 31, 2009, over 1,240 school districts, community colleges and other educational institutions across 50 states subscribed to our instructional solutions delivered on PLETM , and nearly 1.3 million students, teachers and administrators at these institutions were registered to use PLE TM ..

We operate our principal business in one industry segment, which is the development and marketing of online curriculum solutions and related services.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation, and require difficult, subjective, or complex judgments:

•	Revenue recognition
•	Capitalized software development costs
•	Valuation of deferred income taxes
•	Valuation and impairment analysis of identified intangible assets

At the end of fiscal year 2008, we completed our transition to a software-as-a-service business model in which substantially all of our products are now delivered on a hosted, subscription service basis.  Based on the completion of this transition, and in accordance with EITF 00-03, Application of SOP 97-2, “Software Revenue Recognition”, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, we have applied SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” effective for the first quarter of fiscal year 2009.  Under EITF 00-03, hosting arrangements in which customers do not have a contractual right to take possession of the software are service arrangements, and such software, subject to certain exceptions,  is considered internal-use software subject to SOP 98-1. We will continue to use FAS 86, Accounting for the Costs of Computer Software to Be Sold or Otherwise Leased for software sold under contracts in which the customer has a right to take possession of the software.

 There have been no other significant new accounting principles applied during the first quarter of 2009.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008.

General Factors Affecting our Financial Results

There are a number of general factors that affect our results from period to period. These factors are discussed below.

Revenue. In 2008, we completed a transition of our business model from one that sells one-time perpetual licenses to software, for which revenue is generally recognized up-front upon delivery, to one that sells subscription-based products, for which revenue is recognized over the subscription period. The transition began in 2006 when we introduced many of our new subscription-based products and affects the comparability of our revenues over this period.  As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable and predictable.

Gross Profit. A large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross profit, while decreases in revenues have the opposite effect.

Operating Expenses. General and administrative expenses are substantially fixed in nature. However, certain components such as professional fees and similar expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.

Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 9% to 10% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with revenue activity or individual events that occur during the period.

Software maintenance and development expense in our consolidated statement of operations does not reflect our total level of spending on our products and services. Costs to maintain existing products and preliminary project development costs are charged to software maintenance and development expense as incurred. Costs incurred to develop or enhance new products after preliminary project development costs are incurred, which represent the majority of our total software development spending, are capitalized and amortized to cost of revenues. Accordingly, software maintenance and development expense in our consolidated statement of operations can fluctuate from period to period, in terms of both total dollars and as a percentage of revenue, based on the nature and timing of activities occurring during the period.

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

Cash Balances and Cash Flow.  Our business is seasonal, with the largest portion of orders coming in our third and fourth fiscal quarters.  These periods are when our customers’ budget spending typically peaks as they end their current budget period, begin a new budget period, and begin to plan their needs for the upcoming school year.  In addition, our costs are largely fixed, and with some exceptions, do not vary significantly with the level of order activity. As a result, cash balances generally decline during the first half of the fiscal year, and increase from those levels as order activity increases in the third and fourth quarter.

Results of Operations

Revenues

The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues and should be read in conjunction with Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008, which discusses our accounting policies regarding revenue recognition:

Sales Order Information (in thousands):

	Three Months Ended
	January 31,
	2009	2008	Percent Increase (Decrease)
Order Value:
Subscriptions	6,674	5,639	18.4%
License fees	1,031	1,483	(30.5%)
Services	3,134	3,480	(9.9%)
Total Order Value	$10,839	$10,602	2.2%

Percent of Total Order Value:
Subscriptions	61.6%	53.2%
License fees	9.5%	14.0%
Services	28.9%	32.8%
Total	100.0%	100.0%

Revenue by Category (in thousands):

	Three Months Ended
	January 31,
	2009	2008	% Change
Subscriptions	$9,868	$7,969	23.8%
License fees	1,004	2,251	(55.4%)
Services	5,165	5,915	(12.7%)
Total revenues	$16,037	$16,135	(0.6%)

Percentage of Total Revenue

	Three Months Ended
	January 31,
Revenue Category	2009	2008
Subscription	61.5%	49.4%
License fee	6.3%	13.9%
Services	32.2%	36.7%
Total	100.0%	100.0%

Total revenues for the first quarter of 2009 declined slightly to $16.0 million, from $16.1 million for the same period in 2008.  Subscription revenues grew $1.9 million, or 23.8%, exceeding the $1.2 million decline in license fees on perpetual products. The increase in subscription revenue reflects our growing base of subscription customers. The decline in license fees revenue reflects our declining emphasis on sales of products licensed on a perpetual basis. Services revenues declined $750,000 on lower software maintenance revenues related to our legacy perpetual products.

Gross Margin

Gross Margin Percentage

	Three Months Ended January 31,
Revenue Category	2009	2008	Increase (Decrease)
Subscriptions	60.6%	41.7%	18.9%
License fees	56.3%	36.8%	19.5%
Services	53.0%	56.1%	(3.1%)
Total	57.9%	46.3%	11.6%

Total gross margin rate increased to 57.9% for the first quarter of 2009, from 46.3% for the same period in 2008.  The 18.9% increase in subscription gross margin had the most significant effect on total gross margin.

Subscription gross margin rate improved to 60.6% in the first quarter of 2009 from 41.7% for the same period in 2008.  This improvement reflects the $1.9 million growth in subscription revenues as discussed above, and a $760,000 reduction in subscription costs.  The decrease in subscription costs is due to a decline in amortization of capitalized subscription software development costs, and asset impairments, in fiscal 2008.

Services gross margin declined in the first quarter of 2009 to 53.0% from 56.1% for the same period last year.  The margin decline was due to a decrease in the mix of higher margin software support services revenues due to our declining base of perpetual license customers.

Operating Expenses

The following table summarizes the amounts and percentage change in amounts from the corresponding period during the previous year for certain operating expense line items.

			Percent
	Three Months Ended		Increase
	January 31,		(Decrease)
	2009	2008	in Amount
Sales and marketing	$5,887	$7,005	(16.0%)
General and administrative	2,424	2,950	(17.8%)
Software maintenance and development	567	1,076	(47.3%)
Amortization of intangibles	213	388	(45.1%)
Total operating expenses	$9,091	$11,419	(20.4%)

Total operating expenses were $9.1 million for the first quarter of 2009, a decrease of 20.4%, or $2.3 million, from $11.4 million for the same period in 2008.  In general, this decline reflects the benefit of restructuring activities in the second half of fiscal 2008, and the continued efficiencies of our software-as-a-service business model.

Sales and marketing expenses declined $1.1 million on reduced indirect sales, travel and marketing costs.  None of the decline was due to a reduction in our field sales force, which remained about the same relative to the first quarter of 2008. General and administrative costs declined 17.8% to $2.4 million on lower headcount and a decline in legal and other professional services costs. Software maintenance and development declined $0.5 million reflecting increasing stability of our PLE platform and the quality of new product releases.

Other Income, Net

Other income consists primarily of interest income on our cash and cash equivalent balances, net of the costs of maintaining availability on our line of credit.  Other income declined $124,000 for the first quarter of 2009 due to the decrease in our average cash and cash equivalent balances over the prior year, as well as a decline in interest rates.

Backlog

We consider backlog to be the total of deferred revenue reported on our balance sheet plus unbilled amounts due under non-cancelable subscription agreements. On this basis, backlog was $48.5 million and $44.4 million at January 31, 2009 and January 31, 2008, respectively, as follows:

	As of January 31,
	2009	2008
Gross deferred revenue including unbilled amounts under non-cancelable subscription agreements:
Subscriptions	$38,360	$30,661
License fees	488	600
Services	9,696	13,121
Total backlog	$48,544	$44,382

At January 31, 2009, we expect approximately $16.8 million of our backlog to be recognized subsequent to fiscal year 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

At January 31, 2009, cash and cash equivalents were $12.3 million, a decrease of $7.7 million from October 31, 2008.  This decrease primarily represents net cash used in operations in 2009 of $6.1 million, and investments in capitalized software development of $1.6 million.  Included in the $6.1 million in net cash used in operations were approximately $3.0 million of non-recurring cash payments, including $1.7 million in severance paid to terminated employees and $1.3 million in non-recurring royalty payments.  As discussed above under “General Factors Affecting Our Financial Results”, cash flow from operations is typically lower in the first and second quarter of our fiscal year due to the seasonal nature of our business.

Working Capital and Liquidity

At January 31, 2009, our principal sources of liquidity included cash and cash equivalents totaling $12.3 million, net billed accounts receivable of $4.7 million, and unbilled commitments under non-cancelable subscription contracts totaling $9.3 million, of which $3.9 million is expected to be billed in 2009.  We also have a three-year senior secured credit facility that provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenues.  Under this agreement we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or LIBOR Rate plus a sliding margin that is based on the amount of borrowings outstanding.  Borrowings under the agreement are secured by all of our assets.  Financial covenants apply only when the unused portion of the line of credit, plus cash and cash equivalents on hand, is less than $12.5 million, and are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA).  At January 31, 2009 and 2008, availability under the line was $20 million and there were no borrowings outstanding.

Cash used by operations in the first quarter increased to $6.1 million in 2009, from $2.0 million in 2008, due to the non-recurring cash payments discussed above, reduced receivable collections resulting from lower total orders in the fourth quarter of 2008 compared to 2007, partially offset by reductions in overall spending.  Cash used in investing activities declined to $1.7 million for the first quarter of 2009, from $3.3 million for the same period last year reflecting a reduction in our software investment requirements.

We believe our existing cash, cash equivalents, anticipated cash provided by operating activities, and availability under our line of credit will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.  Our future capital requirements will depend on many factors, including the timing and extent of software development expenditures, order volume, and the timing and collection of receivables.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2008 for a table showing our contractual obligations.  There were no significant changes to our contractual obligations during the three months ended January 31, 2009.

At January 31, 2009, we had no significant commitments for capital expenditures.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements for a summary of the new accounting pronouncements.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2009.

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”).  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Forward-looking statements include, among others, statements about our future performance, the sufficiency of our sources of capital for future needs, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this Form 10-Q and Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes.  At January 31, 2009, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first three months of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 6.         EXHIBITS

Exhibit Number and Description

10.01
Agreement dated as of February 5, 2009, by and among PLATO Learning, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., and Matthew A. Drapkin, as filed as exhibit 10.1 to our Current Report on Form 8-K (filed February 5, 2009) and incorporated herein by reference.

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

PLATO LEARNING, INC.	By	/s/ Vincent P. Riera
March 12, 2009		Vincent P. Riera
President and Chief Executive Officer
(principal executive officer)

/s/ Robert J. Rueckl
Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)