Form 10-Q
period 2009-04-30
PLATO LEARNING INC
filed 2009-06-09
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009
or
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐                                               Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  24,126,502 shares of common stock, $.01 par value, outstanding as of May 31, 2009.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended April 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
REVENUES
Subscriptions	$9,726	$8,475	$19,594	$16,444
License fees	1,006	1,509	2,010	3,760
Services	4,775	6,261	9,940	12,176
Total revenues	15,507	16,245	31,544	32,380

COST OF REVENUES
Subscriptions	4,182	4,816	8,071	9,465
License fees	418	1,097	856	2,520
Services	2,335	3,314	4,763	5,910
Total cost of revenues	6,935	9,227	13,690	17,895

GROSS PROFIT	8,572	7,018	17,854	14,485

OPERATING EXPENSES
Sales and marketing	5,604	7,521	11,491	14,526
General and administrative	1,872	2,701	4,295	5,651
Software maintenance and development	708	1,101	1,274	2,177
Amortization of intangibles	213	388	427	775
Restructuring charges	-	1,635	-	1,635
Total operating expenses	8,397	13,346	17,487	24,764

OPERATING INCOME (LOSS)	175	(6,328)	367	(10,279)

Other (expense) income, net	(52)	7	15	199

INCOME (LOSS) BEFORE INCOME TAXES	123	(6,321)	382	(10,080)

Income tax expense	-	152	-	304

NET INCOME (LOSS)	$123	$(6,473)	$382	$(10,384)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.27)	$0.02	$(0.44)
Diluted	$0.01	$(0.27)	$0.02	$(0.44)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	24,067	23,812	24,024	23,800
Diluted	24,114	23,812	24,234	23,800

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	April 30,	October 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,245	$20,018
Accounts receivable, net	6,368	6,834
Other current assets	5,752	7,408
Total current assets	22,365	34,260

Equipment and leasehold improvements, net	3,101	3,589
Software development costs, net	22,111	24,086
Identified intangible assets, net	3,054	3,723
Other long-term assets	2,753	3,309
Total assets	$53,384	$68,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,579	$3,085
Accrued compensation	3,005	3,996
Other accrued liabilities	2,299	6,909
Deferred revenue	27,662	36,005
Total current liabilities	34,545	49,995

Long-term deferred revenue	7,649	8,916
Total liabilities	42,194	58,911

Stockholders' equity:
Common stock, $.01 par value, 50,000 shares authorized;
24,185 shares issued and 24,127 shares outstanding at
at April 30, 2009; 24,046 shares issued and 23,988
shares outstanding at October 31, 2008	241	240
Additional paid-in capital	171,861	171,143
Treasury stock at cost	(319)	(315)
Accumulated deficit	(159,408)	(159,790)
Accumulated other comprehensive loss	(1,185)	(1,222)
Total stockholders' equity	11,190	10,056
Total liabilities and stockholders' equity	$53,384	$68,967

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$382	$(10,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	-	304
Depreciation and amortization	6,023	8,685
Stock-based compensation	645	76
Other adjustments	(175)	9
Changes in operating assets and liabilities:
Accounts receivable	656	5,439
Other current and long-term assets	2,122	1,175
Accounts payable	(1,506)	(567)
Other current liabilities	(5,596)	(558)
Deferred revenue	(9,610)	(8,770)
Total adjustments	(7,441)	5,793
Net cash used in operating activities	(7,059)	(4,591)

INVESTING ACTIVITIES:
Capitalized software development costs	(2,348)	(6,679)
Purchases of equipment and leasehold improvements	(468)	(223)
Net cash used in investing activities	(2,816)	(6,902)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of repurchases	70	123
Repayments of capital lease obligations	(5)	(20)
Net cash provided by financing activities	65	103

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	37	31

Net decrease in cash and cash equivalents	(9,773)	(11,359)

Cash and cash equivalents at beginning of period	20,018	24,297

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,245	$12,938

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

 There have been no other significant new accounting principles applied in these areas during the second quarter of 2009.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

Net income (loss) available for common shareholders	$123	$(6,473)	$382	$(10,384)

Weighted average common shares outstanding	24,067	23,812	24,024	23,800
Dilutive effect of employee stock options and restricted stock awards	47	-	210	-
Common shares and common share equivalents	24,114	23,812	24,234	23,800
Income (loss) per share:
Basic	$0.01	$(0.27)	$0.02	$(0.44)
Diluted	$0.01	$(0.27)	$0.02	$(0.44)

Approximately, 3,023,000 and 2,784,000 stock options with exercise prices greater than the average market price of our common stock for the three months and six months ended April 30, 2009, respectively, were excluded from the 2009 calculations of diluted income per share because they were antidilutive.

We incurred a net loss for the three and six months ended April 30, 2008.  Potential common shares in the amount of 2,550,000 were antidilutive and excluded from the calculation of diluted loss per share for that period.

Recent Accounting Pronouncements

In April 2009, the FASB issued staff position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FAS 157-4).  FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  The provisions of FAS 157-4 are effective for our quarter ending July 31, 2009 and are currently not expected to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued staff position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FAS 115-2 and FAS 124-2). FAS 115-2 and FAS 124-2 modified existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value.  When the fair value of a debt or equity security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security’s cost basis, must recognize the other-than-temporary impairment in earnings.  The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for our quarter ending July 31, 2009 and are currently not expected to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued staff position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FAS 107 and APB 28-1). FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial statements.  The provisions of FAS 107-1 and APB 28-1 are effective for our quarter ending July 31, 2009 and are currently not expected to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued staff position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3).  FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles.  The provisions of FAS 142-3 are effective for our fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.  SFAS 141(R) is currently not expected to have a material effect on our consolidated financial statements.

                    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010.  SFAS 160 is currently not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  This standard permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS 159 were effective beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements.   In February 2008, the FASB issued FSP 157-2, which delays the company’s fiscal year 2009 effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year 2010.  The provisions of SFAS 157 were effective beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

Note 3.  Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  We use the straight-line method to recognize compensation expense over the requisite service period of the award.

Stock option activity for the six months ended April 30, 2009 is as follows (in thousands):

Options Outstanding
Options outstanding at October 31, 2008	2,617
Options granted	849
Options exercised	-
Options forfeited or cancelled	(313)
Options outstanding at April 30, 2009	3,153

Options exercisable at April 30, 2009	2,246

Total stock-based compensation expense recorded for the three and six months ended April 30 was as follows (in thousands):

	2009	2008
Three months ended	$381	$238
Six months ended	$645	$76

Under SFAS 123(R), differences between actual and estimated stock option forfeitures are not recognized until the first vesting date following the actual forfeiture of an option.  Generally, our stock options are granted during the first quarter of each fiscal year, and therefore recorded stock option forfeitures are typically greatest during that quarter. Stock option forfeitures reduced stock-based compensation expense by $275,000 and $495,000 in the first three of 2009 and 2008, respectively.

Note 4. Deferred Commissions

Employee commissions on the sale of our products and services are earned at the time of invoicing and paid monthly.  The related expense is deferred and amortized over the non-cancellable terms of the related customer contracts on the basis that the commission charges are so closely related to the revenue from such contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized.  Total deferred commissions at April 30, 2009 and October 31, 2008 were $3,173,000 and $4,268,000, of which $688,000 and $834,000, respectively, were recorded as long-term deferred commissions and included in other long-term assets on our balance sheet.

Note 5.  Software Development Costs

A reconciliation of capitalized software development costs is as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance, October 31, 2008	$49,856	$(25,770)	$24,086
Capitalized software development costs	2,348	-	2,348
Amortization	-	(4,323)	(4,323)
Write-off of fully amortized costs	(7,569)	7,569	-
Balance, April 30, 2009	$44,635	$(22,524)	$22,111

In the first quarter of 2009, we wrote off approximately $7,569,000 of fully amortized software development costs and related accumulated amortization associated with software products no longer considered substantially in use.

Note 6.  Identified Intangible Assets

Identified intangible assets subject to amortization were as follows (in thousands):

	As of April 30, 2009			As of October 31, 2008
	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value
Acquired technology	$7,300	$(5,562)	$1,738	$7,300	$(5,320)	$1,980
Trademarks and tradenames	-	-	-	1,380	(1,380)	-
Customer relationships and lists	19,800	(18,484)	1,316	19,800	(18,057)	1,743
	$27,100	$(24,046)	$3,054	$28,480	$(24,757)	$3,723

In the first quarter of 2009, we wrote off approximately $1,380,000 of fully amortized identified intangible assets, and related accumulated amortization, which were no longer considered substantially in use.
Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Amortization of intangible assets included in:
Cost of revenues	$121	$205	$242	$411
Operating expenses	213	388	427	775
	$334	$593	$669	$1,186

Estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
Remainder of 2009	$243	$428	$671
2010	485	854	1,339
2011	485	34	519
2012	485	-	485
2013	40	-	40
	$1,738	$1,316	$3,054

The future annual amortization amounts presented above are estimates.  Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets.

Note 7.  Deferred Revenue

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

	As of	As of
	April 30,	October 31,
	2009	2008

Total deferred revenue	$35,311	$44,921
Less: Long-term portion	(7,649)	(8,916)
Current deferred revenue	$27,662	$36,005

Note 8.  Restructuring and Other Charges

At various times over the past several years we have incurred restructuring costs related to severance and facility closings in the U.S. and U.K.

The restructuring reserve activity (included in other accrued liabilities) from October 31, 2008 through April 30, 2009 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Total
Reserve balance at October 31, 2008	$1,764	$1,029	$2,793
Cash payments	(1,329)	(343)	(1,672)
Foreign currency translation adjustment	-	(39)	(39)
Reserve balance at April 30, 2009	$435	$647	$1,082

There were no restructuring charges during the first six months of 2009.

Note 9. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Net income (loss)	$123	$(6,473)	$382	$(10,384)
Foreign currency translation adjustments	(6)	1	37	31
Total comprehensive income (loss)	$117	$(6,472)	$419	$(10,353)

Income tax effects for the components of other comprehensive income (loss) were not significant because our deferred tax assets are fully reserved.  Accumulated other comprehensive loss was $1,185,000 and $1,222,000 at April 30, 2009 and October 31, 2008, respectively.

Note 10. Income Taxes

In the fourth quarter of fiscal 2008 we determined that the tax deductible portion of goodwill for which we recorded income tax expense in the first three quarters of fiscal 2008, was fully impaired.  As a result of the impairment, we are no longer recording this expense.

We have not expensed, and do not maintain any accrual balances related to, interest and penalties related to unrecognized tax benefits.  For future periods in which we may incur unrecognized tax benefits or uncertainties, we would classify any associated interest and penalties as a component of the income tax provision.

Note 11. Stockholders’ Equity

We repurchased 1,471 shares of our common stock for an aggregate cost of approximately $3,800 during the second quarter of 2009.  The shares were repurchased in accordance with a restricted stock agreement that allows the employee to elect that restricted stock be withheld in an amount sufficient to fund tax withholdings due upon vesting.  Shares repurchased but not reissued are presented as treasury stock in the consolidated balance sheet.

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

Beginning in late fiscal year 2005, we implemented a strategy to deliver our products and solutions on a subscription basis using a new internet-based learning management platform we market as the PLATO Learning EnvironmentTM, or PLE TM. The majority of our subscription periods range from one to three years with a dollar value weighted average subscription period of approximately two years in fiscal 2008. As of April 30, 2009, nearly 1,300 school districts, community colleges and other educational institutions across 50 states subscribed to our instructional solutions delivered on PLETM , and nearly 1.4 million students, teachers and administrators at these institutions were registered to use PLE TM ..

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

 There have been no other significant new accounting principles applied during the first six months of 2009.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

Results of Operations

Revenues

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of revenues and should be read in conjunction with Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008, which discusses our accounting policies regarding revenue recognition:

Revenue by Category (in thousands):

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2009	2008	% Change	2009	2008	% Change
Subscriptions	$9,726	$8,475	14.8%	$19,594	$16,444	19.2%
License fees	1,006	1,509	(33.3%)	2,010	3,760	(46.5%)
Services:
Professional services	1,798	2,377	(24.4%)	3,749	4,320	(13.2%)
Software maintenance	2,229	3,136	(28.9%)	4,696	6,361	(26.2%)
Other	748	748	0.0%	1,495	1,495	0.0%
Total Services	4,775	6,261	(23.7%)	9,940	12,176	(18.4%)
Total revenues	$15,507	$16,245	(4.5%)	$31,544	$32,380	(2.6%)

Total revenues for the second quarter of 2009 declined 4.5% to $15.5 million, from $16.2 million for the same period in 2008.  Subscription revenues grew $1.3 million, or 14.8%, from $8.5 million in the second quarter of 2008 to $9.7 million for the same period this year. Revenues from license fees on the sale of legacy perpetual license products and related software maintenance revenue totaled $3.2 million, a decline of 30.3%. The increase in subscription revenue reflects continued growth in our base of subscription customers.  As of April 30, 2009, approximately 1,300 educational institutions were subscribed to our PLE platform, up from approximately 950 institutions as of April 30, 2008. The decline in license fees and software maintenance revenue reflects our declining emphasis on sales of non-strategic products licensed on a perpetual basis. Professional services revenues declined $600,000 due to a reduction in training backlog going into the quarter primarily resulting from lower training order levels in the fourth quarter of fiscal 2008.

Total revenues for the first six months of 2009 declined slightly to $31.5 million from $32.4 million for the same period in 2008.  Subscription revenues grew $3.2 million or 19.2%, slightly less than the $3.4 million decline in license fees and software maintenance revenue on perpetual products.  Professional services revenue declined $600,000 to $3.7 million. The changes in revenue for the first six months of the year are due largely to the same reasons as those affecting the second quarter.

Gross Margin

Gross Margin Percentage

	Three Months Ended April 30,			Six Months Ended April 30,
			Increase			Increase
Revenue Category	2009	2008	(Decrease)	2009	2008	(Decrease)
Subscriptions	57.0%	43.2%	13.8%	58.8%	42.4%	16.4%
License fees	58.5%	27.3%	31.2%	57.4%	33.0%	24.4%
Services	51.1%	47.1%	4.0%	52.1%	51.5%	.6%
Total	55.3%	43.2%	12.1%	56.6%	44.7%	11.9%

The total gross margin percentage for the second quarter increased to 55.3% from 43.2% for the same period in 2008.  The 13.8% increase in subscription gross margin to 57.0% had the most significant effect on total gross margin.  The improvement in the subscription gross margin percentage reflects the $1.3 million growth in subscription revenues discussed above, and a $600,000 reduction in subscription cost of revenue, primarily due to a decline in amortization of capitalized software development costs.  The decline in amortization is due to asset impairments and reduced levels of capitalized software development spending in fiscal 2008.

License fee margins in the second quarter improved to 58.5% from 27.3% in the second quarter of 2008 due to lower product amortization, and to cost reduction initiatives completed in fiscal 2008. The services gross margin increased to 51.1% from 47.1% for the same period last year.

The total gross margin percentage for the six months ended April 30, 2009 increased 11.9% to 56.6% due primarily to the 16.4% improvement in the subscription gross margin percentage for the period. The improvements in the gross margin percentages in the first six months of the year for all revenue categories were largely due to the same reasons as those driving the margin improvements for the second quarter.

Operating Expenses

The following table summarizes the amounts and percentage change in amounts from the corresponding period during the previous year for certain operating expense line items.

	Three Months Ended		Percent	Six Months Ended		Percent
	April 30,		Increase	April 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Sales and marketing	$5,604	$7,521	(25.5%)	$11,491	$14,526	(20.9%)
General and administrative	1,872	2,701	(30.7%)	4,295	5,651	(24.0%)
Software maintenance and development	708	1,101	(35.7%)	1,274	2,177	(41.5%)
Amortization of intangibles	213	388	(45.1%)	427	775	(44.9%)
Restructuring	-	1,635	(100.0%)	-	1,635	(100.0%)
Total operating expenses	$8,397	$13,346	(37.1%)	$17,487	$24,764	(29.4%)

Total operating expenses were $8.4 million for the second quarter of 2009, a decrease of 37.1%, or $4.9 million, from $13.3 million for the same period in 2008.  Total operating expenses for the first six months were down $7.3 million to $17.5 million.  Total operating expenses in the second quarter and first six months of fiscal 2008 included $1.6 million in restructuring charges, which accounted for 12.3 % and 6.6%, respectively, of the declines.  The balance of the declines generally reflects the actions taken last year to streamline our cost structure, and the continued efficiencies of our software-as-a-service business model.  Going forward, we expect year-over-year declines in total operating expenses to moderate as most of the benefits of our cost reduction initiatives that affected operating expenses were in place by the middle of the third quarter last year.

Sales and marketing expenses declined $1.9 million for the second quarter of 2009, and $3.0 million for the first six months, on reduced indirect sales, travel and marketing costs from the same periods in 2008.  None of these declines were due to a reduction in our field sales force, which remained about the same relative to the first six months of 2008.

General and administrative costs declined 30.7% to $1.9 million for the second quarter of 2009 from the same period in 2008 due primarily to reductions in headcount, compliance and other professional services costs, and improved collections resulting in a reduction in bad debt expenses.  These factors were also the primary contributors to the 24% decline in general and administrative expenses for the first six months of the year.

Software maintenance and development expenses in the second quarter and first six months of the year declined $400,000 and $900,000, respectively, reflecting increasing stability of our PLE platform, the quality of new product releases and reduced maintenance on legacy products.

Other (Expense) Income, Net

Other (expense) income consists primarily of interest income on our cash and cash equivalent balances, net of the costs of maintaining availability on our line of credit.  Other expense was $52,000 for the second quarter of 2009 compared to other income of $7,000 in the second quarter of 2008 due to the decrease in our average cash and cash equivalent balances over the periods, as well as a decline in interest rates.  These factors also contributed to the decline on other income during the first six months of 2009 compared to the same period in 2008.

Backlog

We consider backlog to be the total of deferred revenue reported on our balance sheet plus unbilled amounts due under non-cancelable subscription agreements. On this basis, backlog was $48.7 million and $41.7 million at April 30, 2009 and 2008, respectively, as follows:

	As of April 30,
	2009	2008	% Change

Total Deferred Revenue	$35,311	$35,830	(1.4%)

Add: Unbilled amounts due under
non-cancelable subscription agreements	13,370	5,869	127.8%

Deferred Revenue Backlog	$48,681	$41,699	16.7%

Components of Deferred Revenue Backlog:
Subscriptions	$39,696	$29,965	32.5%

License fees	222	1,319	(83.2%)

Services	8,763	10,415	(15.9%)

Deferred Revenue Backlog	$48,681	$41,699	16.7%

At April 30, 2009, we expect approximately $26.4 million of our backlog to be recognized as revenue subsequent to fiscal year 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

At April 30, 2009, cash and cash equivalents were $10.2 million, a decrease of $9.8 million from October 31, 2008.  This decrease primarily represents net cash used in operations in 2009 of $7.1 million, and investments in capitalized software development of $2.3 million.  Included in the $7.1 million in net cash used in operations were approximately $3.4 million of non-recurring cash payments, including $2.1 million in severance paid to terminated employees and $1.3 million in non-recurring royalty payments.  As discussed above under “General Factors Affecting Our Financial Results”, cash flow from operations is typically lower in the first and second quarter of our fiscal year due to the seasonal nature of our business.

Working Capital and Liquidity

At April 30, 2009, our principal sources of liquidity included cash and cash equivalents totaling $10.2 million, net billed accounts receivable of $6.4 million, and unbilled commitments under non-cancelable subscription contracts totaling $13.4 million, of which $5.9 million is expected to be billed in 2009.  We also have a three-year senior secured credit facility that provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenues.  Under this agreement we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or LIBOR Rate plus a sliding margin that is based on the amount of borrowings outstanding.  Borrowings under the agreement are secured by all of our assets.  Financial covenants apply only when the unused portion of the line of credit, plus cash and cash equivalents on hand, is less than $12.5 million, and are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA).  At April 30, 2009 and 2008, availability under the line was $20 million and there were no borrowings outstanding.

Cash used by operations in the first six months increased to $7.1 million in 2009, from $4.6 million in 2008, due to the non-recurring cash payments discussed above, reduced receivable collections in the first quarter resulting from lower order levels in the fourth quarter of 2008 compared to 2007, partially offset by reductions in overall spending.  Cash used in investing activities declined to $2.8 million for the first six months of 2009, from $6.9 million for the same period last year reflecting a reduction in our software investment requirements.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2008 for a table showing our contractual obligations.  There were no significant changes to our contractual obligations during the six months ended April 30, 2009.

At April 30, 2009, we had no significant commitments for capital expenditures.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements for a summary of the new accounting pronouncements.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2009.

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

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes.  At April 30, 2009, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1A.                      RISK FACTORS

Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 26, 2009.  There were 24,084,175 shares of our common stock entitled to vote at the meeting and a total of 23,446,143 shares (97.4%) were represented at the meeting.  Voting was as follows:

1.	Election of Director M. Lee Pelton: For 20,464,952 and Withheld 2,981,191.
2.	Election of Director John T. (Ted) Sanders: For 23,051,347 and Withheld 394,796.
3.	Election of Director Steven R. Becker: For 23,322,183 and Withheld 123,960.
4.
Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2009: For 23,417,154, Against 27,737 and Abstain 1,252.

The following people continued as directors following the meeting and have terms that expire at the Annual Meeting of Stockholders in the year indicated for each – Susan E. Knight (2010), David W. Smith (2010), Matthew A. Drapkin (2010), John G. Lewis (2011), Robert S. Peterkin (2011) and Vincent P. Riera (2011).

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

PLATO LEARNING, INC.	By_/s/ Vincent P. Riera_____
June 9, 2009	Vincent P. Riera
President and Chief Executive Officer
(principal executive officer)

/s/ Robert J. Rueckl________
Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)