Form 10-Q
period 2009-07-31
PLATO LEARNING INC
filed 2009-09-09
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  24,156,314 shares of common stock, $.01 par value, outstanding as of August 31, 2009.

PLATO LEARNING, INC.
Form 10-Q
Quarterly Period Ended July 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
REVENUES
Subscriptions	$10,774	$9,247	$30,368	$25,691
License fees	1,328	3,353	3,338	7,113
Services	4,637	6,038	14,577	18,214
Total revenues	16,739	18,638	48,283	51,018

COST OF REVENUES
Subscriptions	4,095	4,593	12,165	14,058
License fees	611	1,540	1,467	4,060
Services	2,418	3,172	7,182	9,082
Total cost of revenues	7,124	9,305	20,814	27,200

GROSS PROFIT	9,615	9,333	27,469	23,818

OPERATING EXPENSES
Sales and marketing	5,969	6,657	17,460	21,182
General and administrative	2,209	2,258	6,504	7,909
Software maintenance and development	976	1,128	2,251	3,306
Amortization of intangibles	214	388	640	1,163
Restructuring charges	-	800	-	2,435
Total operating expenses	9,368	11,231	26,855	35,995

OPERATING INCOME (LOSS)	247	(1,898)	614	(12,177)

Other (expense) income, net	(63)	(11)	(48)	188

INCOME (LOSS) BEFORE INCOME TAXES	184	(1,909)	566	(11,989)

Income tax expense	-	152	-	456

NET INCOME (LOSS)	$184	$(2,061)	$566	$(12,445)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.09)	$0.02	$(0.52)
Diluted	$0.01	$(0.09)	$0.02	$(0.52)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	24,106	23,881	24,052	23,825
Diluted	24,757	23,881	24,383	23,825

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,185	$20,018
Accounts receivable, net	17,751	6,834
Other current assets	6,053	7,408
Total current assets	37,989	34,260

Equipment and leasehold improvements, net	2,698	3,589
Software development costs, net	20,760	24,086
Identified intangible assets, net	2,719	3,723
Other long-term assets	3,203	3,309
Total assets	$67,369	$68,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,305	$3,085
Accrued compensation	3,383	3,996
Other accrued liabilities	2,371	6,909
Deferred revenue	34,711	36,005
Total current liabilities	41,770	49,995

Long-term deferred revenue	13,859	8,916
Total liabilities	55,629	58,911

Stockholders' equity:
Common stock, $.01 par value, 50,000 shares authorized;
24,216 shares issued and 24,156 shares outstanding at
at July 31, 2009; 24,046 shares issued and 23,988
shares outstanding at October 31, 2008	242	240
Additional paid-in capital	172,275	171,143
Treasury stock at cost	(319)	(315)
Accumulated deficit	(159,224)	(159,790)
Accumulated other comprehensive loss	(1,234)	(1,222)
Total stockholders' equity	11,740	10,056
Total liabilities and stockholders' equity	$67,369	$68,967

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$566	$(12,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	-	456
Depreciation and amortization	9,215	12,868
Stock-based compensation	1,023	559
Other adjustments	(166)	105
Changes in operating assets and liabilities:
Accounts receivable	(10,727)	(841)
Other current and long-term assets	1,330	(238)
Accounts payable	(1,780)	(1,967)
Other current liabilities	(5,144)	(686)
Deferred revenue	3,649	(1,275)
Total adjustments	(2,600)	8,981
Net cash used in operating activities	(2,034)	(3,464)

INVESTING ACTIVITIES:
Capitalized software development costs	(3,362)	(8,741)
Purchases of equipment and leasehold improvements	(525)	(318)
Net cash used in investing activities	(3,887)	(9,059)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of repurchases	107	60
Repayments of capital lease obligations	(7)	(22)
Net cash provided by financing activities	100	38

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(12)	26

Net decrease in cash and cash equivalents	(5,833)	(12,459)

Cash and cash equivalents at beginning of period	20,018	24,297

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,185	$11,838

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

Note 2.  Summary of Significant Accounting Policies

General

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation as they involve subjective or complex judgments:

•	Revenue recognition
•	Capitalized software development costs
•	Valuation of deferred income taxes
•	Valuation of identified intangible assets

At the end of fiscal year 2008, we completed our transition to a software-as-a-service business model in which substantially all of our products are now delivered on a hosted, subscription service basis.  Based on the completion of this transition, and in accordance with EITF 00-03, Application of SOP 97-2, “Software Revenue Recognition”, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, we have applied SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” effective for the first quarter of fiscal year 2009.  Under EITF 00-03, hosting arrangements in which customers do not have a contractual right to take possession of the software are service arrangements, and such software, subject to certain exceptions, is considered internal-use software subject to SOP 98-1. As a result of our application of SOP 98-1 in fiscal year 2009, we are capitalizing software development costs upon completion of the preliminary project stage rather than when technological feasibility is achieved, which we did for prior years pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”  (“SFAS 86”).  Application of SOP 98-1 also allows us to capitalize only direct costs of software development, rather than both direct costs and an allocation of indirect costs, which was allowed under SFAS 86.

 There have been no other significant new accounting principles applied in these areas during the third quarter of 2009.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008

Net income (loss) available for common shareholders	$184	$(2,061)	$566	$(12,445)

Weighted average common shares outstanding	24,106	23,881	24,052	23,825
Dilutive effect of employee stock options and restricted stock awards	651	-	331	-
Common shares and common share equivalents	24,757	23,881	24,383	23,825
Income (loss) per share:
Basic	$0.01	$(0.09)	$0.02	$(0.52)
Diluted	$0.01	$(0.09)	$0.02	$(0.52)

Approximately, 1,976,000 and 2,624,000 stock options with exercise prices greater than the average market price of our common stock for the three months and nine months ended July 31, 2009, respectively, were excluded from the 2009 calculations of diluted income per share because they were antidilutive.

We incurred a net loss for the three and nine months ended July 31, 2008.  Potential common shares in the amount of 2,616,000 and 2,728,000 were antidilutive and excluded from the calculation of diluted loss per share for those periods, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.  The existing accounting standard documents will be superseded.  The provisions of SFAS 168 are effective for our quarter ending October 31, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The provisions of SFAS 167 are effective for our fiscal year ending October 31, 2011 and are not expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  The provisions of SFAS 166 are effective for our fiscal year ending October 31, 2011 and are not expected to have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 sets forth the period after the balance sheet date, during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  The provisions of SFAS 165 were effective for our quarter ended July 31, 2009 and did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued staff position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FAS 157-4).  FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  The provisions of FAS 157-4 were effective for our quarter ended July 31, 2009 and did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued staff position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FAS 115-2 and FAS 124-2). FAS 115-2 and FAS 124-2 modified existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value.  When the fair value of a debt or equity security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security’s cost basis, must recognize the other-than-temporary impairment in earnings.  The provisions of FSP No. FAS 115-2 and FAS 124-2 were effective for our quarter ended July 31, 2009 and did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued staff position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FAS 107 and APB 28-1). FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial statements.  The provisions of FAS 107-1 and APB 28-1 were effective for our quarter ended July 31, 2009 and did not have a material effect on our consolidated financial statements.

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

    Stock option activity for the nine months ended July 31, 2009 is as follows (in thousands):

Options Outstanding
Options outstanding at October 31, 2008	2,617
Options granted	889
Options exercised	-
Options forfeited or cancelled	(357)
Options outstanding at July 31, 2009	3,149

Options exercisable at July 31, 2009	2,385

    Total stock-based compensation expense recorded for the three and nine months ended July 31 was as follows (in thousands):

	2009	2008
Three months ended July 31	$377	$483
Nine months ended July 31	$1,023	$559

Under SFAS 123(R), differences between actual and estimated stock option forfeitures are not recognized until the first vesting date following the actual forfeiture of an option.  Generally, our stock options are granted during the first quarter of each fiscal year, and therefore recorded stock option forfeitures are typically greatest during that quarter. Stock option forfeitures reduced stock-based compensation expense by $275,000 and $495,000 in the first three quarters of 2009 and 2008, respectively.

Note 4. Deferred Commissions

         Employee commissions on the sale of our products and services are earned at the time of invoicing and paid monthly.  The related expense is deferred and amortized over the non-cancellable terms of the related customer contracts on the basis that the commission charges are so closely related to the revenue from such contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized.  Total deferred commissions at July 31, 2009 and October 31, 2008 were $4,129,000 and $4,268,000, of which $1,176,000 and $834,000, respectively, were recorded as long-term deferred commissions and included in other long-term assets on our balance sheet.

Note 5.  Software Development Costs

A reconciliation of capitalized software development costs is as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance, October 31, 2008	$49,856	$(25,770)	$24,086
Capitalized software development costs	3,362	-	3,362
Amortization	-	(6,688)	(6,688)
Write-off of fully amortized costs	(7,569)	7,569	-
Balance, July 31, 2009	$45,649	$(24,889)	$20,760

In the first quarter of 2009, we wrote off approximately $7,569,000 of fully amortized software development costs and related accumulated amortization associated with software products no longer considered substantially in use.

Note 6.  Identified Intangible Assets

Identified intangible assets subject to amortization were as follows (in thousands):

	As of July 31, 2009			As of October 31, 2008
	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value
Acquired technology	$7,300	$(5,684)	$1,616	$7,300	$(5,320)	$1,980
Trademarks and
tradenames	-	-	-	1,380	(1,380)	-
Customer relationships
and lists	19,800	(18,697)	1,103	19,800	(18,057)	1,743
	$27,100	$(24,381)	$2,719	$28,480	$(24,757)	$3,723

In the first quarter of 2009, we wrote off approximately $1,380,000 of fully amortized identified intangible assets, and related accumulated amortization, which were no longer considered substantially in use.
Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Amortization of intangible assets included in:
Cost of revenues	$122	$205	$364	$616
Operating expenses	213	388	640	1,163
	$335	$593	$1,004	$1,779

Estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
Remainder of 2009	$122	$214	$336
2010	484	855	1,339
2011	485	34	519
2012	485	-	485
2013	40	-	40
	$1,616	$1,103	$2,719

The future annual amortization amounts presented above are estimates.  Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets.

Note 7.  Deferred Revenue

Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from our subscription service and is recognized as revenue when revenue recognition criteria are met.  We generally invoice our customers in full upon receipt of their subscription order. In circumstances where we do not bill the full subscription upon order, we do not include these unbilled amounts in deferred revenue.  Accordingly, the deferred revenue balance does not represent the total remaining contract value of all non-cancelable subscription agreements. The components of deferred revenue were as follows (in thousands):

	As of	As of
	July 31,	October 31,
	2009	2008

Total deferred revenue	$48,570	$44,921
Less: Long-term portion	(13,859)	(8,916)
Current deferred revenue	$34,711	$36,005

Note 8.  Restructuring and Other Charges

At various times over the past several years we have incurred restructuring costs related to our transition to a subscription-based business model during this period.  These costs primarily include severance and facility closings in the U.S. and U.K.

The restructuring reserve activity (included in other accrued liabilities) from October 31, 2008 through July 31, 2009 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Total
Reserve balance at October 31, 2008	$1,764	$1,029	$2,793
Cash payments	(1,434)	(518)	(1,952)
Foreign currency translation adjustment	-	(1)	(1)
Reserve balance at July 31, 2009	$330	$510	$840

There were no restructuring charges during the first nine months of 2009.

Note 9. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Net income (loss)	$184	$(2,061)	$566	$(12,445)
Foreign currency translation adjustments	(49)	(5)	(12)	26
Total comprehensive income (loss)	$135	$(2,066)	$554	$(12,419)

Income tax effects for the components of other comprehensive income (loss) were not significant because our deferred tax assets are fully reserved.  Accumulated other comprehensive loss was $1,234,000 and $1,222,000 at July 31, 2009 and October 31, 2008, respectively.

Note 10. Income Taxes

In the fourth quarter of fiscal 2008, we determined that the tax deductible portion of goodwill for which we recorded income tax expense in the first three quarters of fiscal 2008, was fully impaired.  As a result of the impairment, we are no longer recording this expense.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Description

PLATO Learning, Inc. is a Delaware corporation that was incorporated in 1989 and is headquartered in Bloomington, Minnesota.  We are a leading provider of on-line instruction, curriculum management, assessment, and related professional development services to K–12 schools, community colleges and other educational institutions across the country. Our products are used by customers principally to provide alternative instruction to students performing below their grade level in order to help those students return to the classroom, recover course credits, pass high school exit exams or prepare for college and other post-secondary studies.  In addition to the value provided to students, our solutions allow school districts to retain state and federal funding tied to student enrollment, and help educators meet the demands of state and federal student achievement initiatives for intervention, dropout prevention and college readiness. We also offer online and onsite staff professional development services to ensure optimal use of our products and to help schools meet their accountability requirements and school improvement plans.

Our research-based courseware library includes thousands of hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, and social studies. Our web-based assessment and alignment tools allow instruction to be personalized to each student’s unique needs and the curriculum is aligned to local, state, and national standards. Using our web-based products, educators are able to identify each student’s instructional needs and prescribe an individual learning program of PLATO Learning courseware, educational web sites, the school’s textbooks and other core and supplemental instructional materials. A variety of reports are available to help educators identify gaps in student understanding, monitor student progress and ensure that standard learning objectives are being addressed.

Beginning in late fiscal year 2005, we implemented a strategy to deliver our products and solutions on a subscription basis using a new internet-based learning management platform we market as the PLATO Learning EnvironmentTM, or PLE TM. As of July 31, 2009, approximately 1,350 school districts, community colleges and other educational institutions across 50 states subscribed to our instructional solutions delivered on PLETM, and over 1.4 million students, teachers and administrators at these institutions were registered to use PLE TM .

We operate our principal business in one industry segment, which is the development and marketing of online curriculum solutions and related services.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation as they involve, subjective or complex judgments:

•	Revenue recognition
•	Capitalized software development costs
•	Valuation of deferred income taxes
•	Valuation of identified intangible assets

At the end of fiscal year 2008, we completed our transition to a software-as-a-service business model in which substantially all of our products are now delivered on a hosted, subscription service basis.  Based on the completion of this transition, and in accordance with EITF 00-03, Application of SOP 97-2, “Software Revenue Recognition”, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, we have applied SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use effective for the first quarter of fiscal year 2009.  Under EITF 00-03, hosting arrangements in which customers do not have a contractual right to take possession of the software are service arrangements, and such software, subject to certain exceptions, is considered internal-use software subject to SOP 98-1.  As a result of our application of SOP 98-1 in fiscal year 2009, we are capitalizing software development costs upon completion of the preliminary project stage rather than when technological feasibility is achieved, which we did for prior years pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”  (“SFAS 86”).  Application of SOP 98-1 also allows us to capitalize only direct costs of software development, rather than both direct costs and an allocation of indirect costs, which was allowed under SFAS 86.

     There have been no other significant new accounting principles applied during the first nine months of 2009.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

    Cost of Revenue and Gross Profit. A large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross profit, while decreases in revenues have the opposite effect.

    Operating Expenses. General and administrative expenses are substantially fixed in nature. However, certain components such as professional fees and similar expenses can vary based on a number of factors including business results, individual events, or initiatives we may be pursuing at various times throughout the year.

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

Results of Operations

Revenues

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of revenues and should be read in conjunction with Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008, which discusses our accounting policies regarding revenue recognition:

Revenue by Category (in thousands):

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2009	2008	% Change	2009	2008	% Change
Subscriptions	$10,774	$9,247	16.5%	$30,368	$25,691	18.2%
License fees	1,328	3,353	(60.4%)	3,338	7,113	(53.1%)
Services:
Professional services	1,787	2,259	(20.9%)	5,536	6,579	(15.9%)
Software maintenance	2,142	3,032	(29.4%)	6,838	9,393	(27.2%)
Other	708	747	(5.2%)	2,203	2,242	(1.7%)
Total Services	4,637	6,038	(23.2%)	14,577	18,214	(20.0%)
Total revenues	$16,739	$18,638	(10.2%)	$48,283	$51,018	(5.4%)

Total revenues for the third quarter of 2009 declined 10.2% to $16.7 million, from $18.6 million for the same period in 2008.

Subscription revenues grew $1.6 million, or 16.5%, from $9.2 million in the third quarter of 2008 to $10.8 million for the same period this year. The increase in subscription revenue reflects continued growth in our base of subscription customers.  As of July 31, 2009, approximately 1,350 educational institutions were subscribed to our PLE platform, up from approximately 1,100 institutions as of July 31, 2008.

Revenues from license fees on the sale of legacy perpetual license products and related software maintenance revenue totaled $3.5 million, a decline of 45.7%. The decline in license fees and software maintenance revenue reflects our declining emphasis on sales of non-strategic products licensed on a perpetual basis.

Professional services revenues declined $500,000 due to a reduction in the number of training days delivered resulting from lower training order levels in the fourth quarter of fiscal 2008 when a large portion of training orders for delivery in the upcoming school year are placed by customers..

Total revenues for the first nine months of 2009 declined 5.4% to $48.3 million from $51.0 million for the same period in 2008.  Subscription revenues grew $4.7 million or 18.2%, but less than the $6.3 million decline in non-strategic license fees and software maintenance revenue on perpetual products.  Professional services revenue declined $1.0 million to $5.5 million. The changes in revenue for the first nine months of the year are due largely to the same reasons as those affecting the third quarter as discussed above.

Cost of Revenue

Cost of Revenue by Category (in thousands):

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2009	2008	% Change	2009	2008	% Change
Subscriptions	$4,095	$4,593	(10.8%)	$12,165	$14,058	(13.5%)
License fees	611	1,540	(60.3%)	1,467	4,060	(63.9%)
Services	2,418	3,172	(23.8%)	7,182	9,082	(20.9%)
Total cost of revenue	$7,124	$9,305	(23.4%)	$20,814	$27,200	(23.5%)

Total cost of revenue for the third quarter decreased $2.2 million to $7.1 million, or 23.4%, from the same period in 2008.  Subscription cost of revenue declined $500,000 or 10.8%, on declines in software development amortization and royalty costs.  The decline in amortization is due to asset impairments and reduced levels of capitalized software development spending in fiscal 2008.  The decline in royalty costs relates to a royalty arrangement with a third party provider of curriculum content that was renegotiated in late fiscal 2008.

License fee cost of revenue in the third quarter declined $900,000 compared to the third quarter of 2008 due to lower product amortization, and to cost reduction initiatives undertaken in fiscal 2008. The services cost of revenue decreased 23.8% to $2.4 million from $3.2 million for the same period last year due to the lower professional services costs on lower revenue levels, and lower support costs due to our declining base of customers using our legacy perpetual products.

The total cost of revenue for the nine months ended July 31, 2009 decreased 23.5% to $20.8 million primarily due to the same reasons as those affecting the third quarter.

Operating Expenses

The following table summarizes the amounts and percentage change in amounts from the corresponding period during the previous year for certain operating expense line items.

	Three Months Ended		Percent	Nine Months Ended		Percent
	July 31,		Increase	July 31,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Sales and marketing	$5,969	$6,657	(10.3%)	$17,460	$21,182	(17.6%)
General and administrative	2,209	2,258	(2.2%)	6,504	7,909	(17.8%)
Software maintenance and development	976	1,128	(13.5%)	2,251	3,306	(31.9%)
Amortization of intangibles	214	388	(44.8%)	640	1,163	(45.0%)
Restructuring	-	800	(100.0%)	-	2,435	(100.0%)
Total operating expenses	$9,368	$11,231	(16.6%)	$26,855	$35,995	(25.4%)

Total operating expenses were $9.4 million for the third quarter of 2009, a decrease of 16.6%, or $1.9 million, from the same period in 2008.  Total operating expenses for the first nine months of fiscal 2009 were $26.9 million, down $9.1 million, or 25.4%, from the same period last year.  The fiscal 2008 periods include restructuring charges of $0.8 million in the third quarter and $2.4 million in the year-to date period. The absence of these charges in fiscal 2009 accounted for declines in total operating expenses of 6.4% and 5.4%, respectively.  As discussed further below, the balance of the declines in both periods generally reflects the actions taken last year to streamline our cost structure and complete our transition to a software-as-a-service business model.

Sales and marketing expenses declined $700,000 for the third quarter of 2009, and $3.7 million for the first nine months, on reduced indirect sales, travel and marketing costs from the same periods in 2008.  None of these declines were due to a reduction in our field direct sales force, which has remained at about the same level throughout fiscal 2008 and 2009.

General and administrative costs declined 2.2% to $2.2 million for the third quarter of 2009 from the same period in 2008 due primarily to reductions in headcount, compliance and other professional services costs.  These factors combined with improved collections experience in the second quarter of 2009 that resulted in a reduction in bad debt expense were the primary contributors to the 17.8% decline in general and administrative expenses for the first nine months of the year.

Software maintenance and development expenses in the third quarter and first nine months of 2009 declined $150,000 and $1.1 million, respectively, compared to the same periods in 2008, reflecting increasing stability of our PLE platform, the quality of new product releases and reduced maintenance on legacy products.  Third quarter 2009 software maintenance and development expenses also include a charge of approximately $300,000 related to the departure of our former Chief Technology Officer in the quarter.

Other (Expense) Income, Net

Other (expense) income consists primarily of interest income on our cash and cash equivalent balances, net of the costs of maintaining availability on our line of credit.  The deterioration in other (expense) income from the fiscal 2008 to fiscal 2009 third quarter and year-to-date periods is primarily due to lower interest income from declining interest rates and generally lower cash balances.

Backlog

We consider backlog to be the total of deferred revenue reported on our balance sheet plus unbilled amounts due under non-cancelable subscription agreements (“deferred revenue backlog”). On this basis, deferred revenue backlog was $62.7 million and $50.6 million at July 31, 2009 and 2008, respectively, as follows (in thousands):

	As of July 31,
	2009	2008	% Change

Total Deferred Revenue	$48,570	$43,324	12.1%

Add: Unbilled amounts due under
non-cancelable subscription agreements	14,170	7,324	93.5%

Deferred Revenue Backlog	$62,740	$50,648	23.9%

Components of Deferred Revenue Backlog:
Subscriptions	$51,771	$38,413	34.8%

License fees	99	349	(71.6%)

Services	10,870	11,886	(8.5%)

Deferred Revenue Backlog	$62,740	$50,648	23.9%

At July 31, 2009, we expect approximately $49.3 million of our deferred revenue backlog to be recognized as revenue subsequent to fiscal year 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

At July 31, 2009, cash and cash equivalents were $14.2 million, a decrease of $5.8 million from October 31, 2008.  This decrease primarily represents net cash used in operations in 2009 of $2.0 million, and investments in capitalized software development of $3.4 million.  Included in the $2.0 million in net cash used in operations were approximately $2.4 million in severance paid to terminated employees and a one-time payment of $1.3 million pursuant to a renegotiated royalty arrangement.

Working Capital and Liquidity

At July 31, 2009, our principal sources of liquidity included cash and cash equivalents totaling $14.2 million, net billed accounts receivable of $17.8 million, and unbilled commitments under non-cancelable subscription contracts totaling $14.2 million, of which $2.8 million is expected to be billed in 2009.  We also have a three-year senior secured credit facility that provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenues.  Under this agreement we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or LIBOR Rate plus a sliding margin that is based on the amount of borrowings outstanding.  Borrowings under the agreement are secured by all of our assets.  Financial covenants apply only when the unused portion of the line of credit, plus cash and cash equivalents on hand, is less than $12.5 million, and are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA).  At July 31, 2009 and October 31, 2008, availability under the line was $20 million and there were no borrowings outstanding.

Cash used by operations in the first nine months decreased to $2.0 million in 2009, from $3.5 million in the first nine months of 2008, due to reductions in overall spending partially offset by the $3.7 million in cash payments discussed under the caption “Cash and Cash Equivalents” above.  Cash used in investing activities declined to $3.9 million for the first nine months of 2009, from $9.1 million for the same period last year reflecting a reduction in our software investment requirements.

Our future liquidity needs will depend on, among other factors, the timing and extent of software development expenditures, order volume, the timing and collection of receivables, and expenditures in connection with possible acquisitions or stock repurchases. From time to time, we may evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future. We believe our existing cash, cash equivalents, anticipated cash provided by operating activities, and availability under our line of credit will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2008 for a table showing our contractual obligations.  There were no significant changes to our contractual obligations during the nine months ended July 31, 2009.

At July 31, 2009, we had no significant commitments for capital expenditures.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements for a summary of the new accounting pronouncements.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2009.

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

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes.  At July 31, 2009, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.

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

Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLATO LEARNING, INC.	By /s/ Vincent P. Riera
September 9, 2009	Vincent P. Riera
President and Chief Executive Officer
(principal executive officer)

/s/ Robert J. Rueckl
Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)