Form 10-K
period 2009-10-31
PLATO LEARNING INC
filed 2010-01-14
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009
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

(952) 832-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, as of April 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $60,000,000.

The number of shares outstanding of the registrant’s common stock as of December 31, 2009 was 24,379,414.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 25, 2010 (the “2010 Proxy Statement”) are incorporated by reference in Part III.

PLATO LEARNING, INC.
Form 10-K
Fiscal Year Ended October 31, 2009

1

PART I

Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”).  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Forward-looking statements include, among others, statements about our future performance, future releases of our products, new courses we intend to make available to our customers, the sufficiency of our sources of capital for future needs, and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in Part I Item 1A of this report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.

Trademark and Copyright References

PLATO®, Straight Curve® and Academic Systems® are registered trademarks of PLATO Learning, Inc. PLATO Learning, PLATO Learning Environment™  and PLE™  are trademarks of PLATO Learning, Inc. Solely for convenience, we refer to our trademarks in this Form 10-K without the ™ and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

ITEM 1.  BUSINESS.

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

Our research-based courseware library includes thousands of hours of mastery-based instruction covering discrete learning objectives in the subject areas of reading, writing, language arts, mathematics, science, and social studies. Our web-based assessment and alignment tools allow instruction to be personalized to each student’s unique needs with curriculum that is aligned to local, state, and national standards. Using our web-based products, educators are able to identify each student’s instructional needs and prescribe an individual learning program of PLATO Learning courseware, educational web sites, the school’s textbooks and other core and supplemental instructional materials. A variety of reports are available to help educators identify gaps in student understanding, monitor student progress and ensure that standard learning objectives are being addressed.

Beginning in late fiscal year 2005, we implemented a strategy to deliver our products and solutions on a subscription basis using a new internet-based learning management platform we market as the PLATO Learning Environment, or PLE. As of October 31, 2009, approximately 1,360 school districts, community colleges and other educational institutions across 50 states subscribed to our instructional solutions delivered on PLE, and over 1.7 million students, teachers and administrators at these institutions were registered to use PLE.

Our principal business is the development and marketing of online curriculum solutions and related services.

Market

Based on recent market data from Simba Information (“Simba”), approximately $9.3 billion is spent annually on print and electronic instructional materials in the U.S. K-12 education market. Of that spending, approximately $1.75 billion is spent on K-12 digital content.

Our instructional products are delivered on a subscription basis over the internet, via our learning management system, the PLATO Learning Environment, or PLE. Today, 99% of the nation’s K-12 public schools have Internet access, and as a result, schools are increasingly turning to web-based methods of instruction as a supplement to their instructor-led programs due to their flexibility, cost-efficiency, and effectiveness.

Our instructional solutions are primarily used as alternative programs for students that have not been successful in the traditional classroom environment, as well as for online programs that offer first time credit for students at, below, and/or above grade level.  Additionally, many of our customers have integrated our products into their core classroom instruction.  Earning a high-school diploma represents a key milestone in an individual's schooling and social and economic advancement, but according to the National Center for Education Statistics, more than 25% of incoming freshman do not finish high school. Statistics like these raise the awareness of the effectiveness of U.S. public schools and have led to legislative requirements and public demand for increased accountability and improvements in U.S. K-12 schools. These trends have led to increasing demand for solutions like ours and others that address the need to improve school effectiveness and graduation rates. As a result, we believe that technology-based instructional materials have the ability to cost effectively create an individualized and flexible instructional environment, and are generally preferred over print-based materials by today’s students.  We believe that these ongoing market dynamics will cause technology-based instructional materials to continue to grow faster than the total instructional materials market.

Strategy

Our strategy is focused on the following strategic initiatives:

•
Deliver our instructional solutions on a single, Internet-based delivery platform. Emerging trends over the last several years are driving acknowledgement of the benefits of delivering curriculum into the K–12 market over the Internet. These trends include improving Internet technology, significant investments by school districts in technology infrastructure, the high cost of ownership of multi-vendor, on-site applications, growing use and acceptance of Internet-based resources in the K–12 market, ubiquitous Internet accessibility outside the classroom, and student and teacher demographics with respect to technology expectations and adoption. Targeting these trends, we developed and launched PLE in July 2006, an intuitive, web-based Learning Management System that is available to students, teachers and administrators anywhere an Internet connection and browser are available.  In 2009 we completed work to enhance the PLE platform to offer more flexibility, reporting and usability.  PLE 2.0 is set to release in the first quarter of fiscal year 2010.

•	Leverage our strong brand and extensive library of curriculum to grow market share in the individualized instruction and online courses markets.

o
Our traditional strength has been the intervention market - solutions that help students who are one or more grade levels behind and at risk of not being promoted to the next grade or not graduating. Instruction delivered using technology provides an ideal solution for this market as instructional intervention generally occurs outside the traditional classroom and requires self-paced learning which is personalized for each student’s unique learning needs. The technology solutions currently sold to this market are characterized by a large number of smaller competitors. We believe that providing new and differentiated solutions on an Internet-based and constantly evolving platform such as PLE, combined with our strong brand in this market, uniquely positions us to be a dominant provider of technology-based solutions in the fragmented intervention market.

o
In addition to designing our courseware to effectively help struggling learners, we expect to continue to invest in courseware to meet the growing demand from school districts for solutions that allow them to offer a full online learning experience for students at and above grade level.

•
Subscription-based, on-demand, software-as-a-service (“SaaS”) application.  Historically, we operated a traditional software business model in which software products were licensed to customers on a perpetual basis for installation and use on their own technology.  This business model has many undesirable characteristics including high product maintenance and support costs, high volatility and low visibility of financial results, and a dependence on large sales at or near quarter-end to achieve financial targets, often resulting in significant price discounting and a short-term business focus. We believe the subscription-based business model provides significant advantages in that it produces significant operating leverage, a predictable recurring revenue stream through subscription renewals, and greater visibility and stability to future operating results.  In fiscal year 2009, approximately 93% of our product orders were for subscription-based products, up from approximately 85% in fiscal year 2008.

•
Best in class competencies in software product development.  Our software development organization is centered on an on- and off-shore development model and structured software development processes that have greatly lowered development costs and improved product quality and time to market.

Products

Our products consist of a comprehensive portfolio of technology-based instructional content, classroom assessment, and related professional development that we market to K–12 schools, community colleges and other educational institutions. Our products are used by these customers principally to provide individualized instruction to students performing at or below their grade level.  Our programs are most frequently leveraged for students returning to the classroom, course credits recovery, high school exit exam preparation and/or preparation for college and other post-secondary studies.

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

Our content can be applied to multiple student learning profiles (e.g. general education, special education, at-risk) and tailored for students across multiple grade-levels. Content offerings are classified as intervention solutions when applied to students performing below grade-level, as core or supplemental instructional solutions for mainstream students performing at grade level, and as advanced placement offerings for students performing above grade level. We believe our content provides the following differentiating factors:

•	Interactive, engaging multimedia instruction that is highly differentiated from static text-based or video content provided by many other companies;
•	Content that is cross-referenced to academic standards set by states, the federal government, and other standard-setting bodies;
•	Assessments that are tied to these standards and generate personalized lesson plans based on an individual student’s test results;
•
Content that is arranged into a series of semester-long pre-configured online courses for grades 7–12 that can be employed both inside and outside of the classroom, and is fully customizable by schools to fit their unique instructional needs;

•	Correlated to primary textbooks used in K–12 schools.

Learning Management System

The PLATO Learning Environment (PLE), a web-based platform to deliver all of our instructional solutions, provides a unified curriculum management and delivery system that requires only an Internet connection and a browser. In addition to anytime-anywhere delivery of our products, PLE provides the following differentiating factors:
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

Classroom Formative Assessment

Formative assessment involves collecting feedback from learning activities to adapt instruction to a learner’s needs.  Our assessment database consists of more than 180,000 test items linked to state, district, and national learning objectives across all subject areas of reading, math, science and social studies. In conjunction with powerful data management tools, our assessment solutions can provide assessment results by student demographic category and facilitate data-driven decision making for school curriculum development, textbook choices and providing personalized learning. PLATO Test Packs with Prescriptions prescribe individual learning paths to PLATO content based on student performance, which can then be completed at the student’s own learning pace. As a result, PLATO Test Packs give teachers the flexibility to allow PLE to automatically prescribe assignments or to make manual adjustments before assigning lessons.

Instructional Solutions

We combine our large library of interactive content and assessments with the unique features of PLE to deliver a variety of instructional solutions to educational institutions.  In K-12 schools, these solutions primarily address at-risk students who have fallen behind in the classroom, allowing these students to recover credits, move to the next grade level, avoid dropping out of school or prepare for their high school exit exam. In the post-secondary market, our developmental algebra products, sold under the Academic Systems brand, are primarily intended for students who have completed high school but are not yet ready for college level math courses.  We also provide instructional solutions to adult education markets for GED preparation, workforce readiness and life and career skills.

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

In the individualized instruction market we compete nationally with comprehensive providers, such as Pearson Education, however we most frequently compete against a number of smaller competitors, including Compass Learning, OdysseyWare, Class.com, Apex Learning, American Education Corporation (A+), E2020, and others. Many of these smaller companies focus on a geographic segment or district size, rather than the national market. The needs, size, and location of school districts often influence the opportunities for which companies choose to compete.

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

Product Development

Our product development group develops, enhances, and maintains our courseware, assessment, instructional management software, and delivery system platforms. We utilize both domestic and offshore resources. In fiscal year 2009, approximately 40% of our total software development spending was incurred offshore.

Proprietary Rights

Our courseware is proprietary and we attempt to protect it primarily under a combination of the laws of copyrights, trademarks, and trade secrets. We also utilize license agreements, employment agreements, employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. We regard certain of our intellectual property rights as essential to our business and enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action.

Revenue Backlog

We define revenue backlog as the total of deferred revenue reported on our balance sheet plus unbilled amounts due under non-cancelable subscription agreements which is not included in the balance sheet.  Following is a reconciliation of deferred revenue to revenue backlog, and the components of revenue backlog, as of the end of fiscal years 2009 and 2008:

	As of October 31,
	2009	2008	% Change

Reconciliation:
Total Deferred revenue	$53,698	$44,921	20%
Add: Unbilled amounts due under
non-cancelable subscription agreements	14,641	8,945	64%
Revenue Backlog	$68,339	$53,866	27%

Components of Revenue Backlog:
Subscriptions and related services:
Subscriptions	$56,410	$41,694	35%
Professional services	7,294	5,070	44%
Subtotal	63,704	46,764	36%
Legacy products and services:
License fees	386	467	(17%)
Software maintenance	4,249	6,635	(36%)
Subtotal	4,635	7,102	(35%)

Total Revenue Backlog	$68,339	$53,866	27%

At October 31, 2009, we expect approximately $24.1 million of our deferred revenue to be recognized subsequent to fiscal year 2010.

Seasonality
    Our quarterly financial results fluctuate as a result of a number of factors including public education budget cycles and the mix of perpetual license fee and subscription product sales.  Historically we have experienced our lowest order levels, cash balances and revenues in the first and second quarters of our fiscal year and higher levels of orders, cash and revenues in our third and fourth quarters. More recently, our increasing emphasis on sales of subscription products has moderated the seasonality of our revenues. Because of these factors, the results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Employees

As of October 31, 2009, we had approximately 300 employees.  We also contract with offshore resources in the development of new products.  We have never experienced a work stoppage as a result of a labor dispute, and none of our employees are represented by a labor organization.

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

Web Site Access to Reports

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports, are made available free of charge on our web site (www.plato.com) as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission (“SEC”).  Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.  All reports mentioned above are also available from the SEC’s web site (www.sec.gov).

ITEM 1A. RISK FACTORS.

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

Risks Relating to Our Industry

We derive a substantial portion of our revenues from public school funding, which is dependent on support from federal, state, and local governments.  Changes or reductions in funding for public school systems could reduce our revenues and cash flows and negatively impact our margins and impede the growth of our business.

The availability of funding to purchase our products is subject to many factors that affect government spending.  These factors include downturns in general economic conditions, like those which we are currently experiencing, that can reduce government tax revenues and may affect education funding, emergence of other priorities that can divert government funding from educational objectives, periodic changes in government leadership that can change spending priorities, and the government appropriations process, which is often slow and unpredictable.  In many instances, customers rely on specific funding appropriations to purchase our products.  Curtailments, delays, or reductions in this funding can delay or reduce revenues and cash flow we had otherwise forecasted to receive.

The growth of our business depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems can slow this type of investment and adversely affect our revenues and market opportunities.

If national educational standards and assessments are adopted, or if existing metrics for applying state standards are revised, new competitors could more easily enter our markets or the demands in the markets we currently serve may change.

With the reauthorization of the Elementary and Secondary Education Act, known as No Child Left Behind, or NCLB, in 2001, Congress conditioned the receipt of federal funding for education on the establishment of educational standards, annual assessments and the achievement of adequate yearly progress milestones. These standards are established at the state level, and there are currently no national educational standards that are required to be assessed pursuant to NCLB. As part of NCLB, each state is required to establish clear performance standards for each grade level in reading, math and science in grades 3 through 8, and for high school exit or end-of-course exams. Our products are specifically built to align to the educational and assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. If a uniform set of national standards and assessments were to replace individual state level standards, it would be easier for competitors to develop similar products. If such an increase in competition occurred, our ability to compete effectively could be negatively impacted and our revenue and profitability could materially decline.

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

Risks Relating to Our Company

The success of our business model is dependent on growth in market acceptance of online subscription products delivered over the Internet. If this acceptance does not grow or is otherwise diminished, our revenues will continue to decline and may affect our ability to maintain profitability.

Our ability to generate revenue growth and to continue to be profitable is dependent on significant growth of subscription fees to our Internet-based products.  Market acceptance of software solutions delivered over the Internet can be negatively affected by factors such as customers’ confidentiality concerns with regard to student information that is stored outside of their controlled computing environments, existing investments in owned courseware, technology infrastructure and related personnel, customer preferences with regard to perpetual licenses vs. annual subscription decisions, and availability, reliability and security of access to the Internet within a school district.

Adverse changes in these factors could result in a decline in the acceptance of web-based courseware solutions making it difficult for us to execute our current business model.  As a result, we may need to reevaluate that business model, which may affect our ability to continue to achieve profitability.

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

More than 40% of our total software development and maintenance spending in fiscal year 2009 was incurred on off-shore development resources.  We believe the use of these resources provides us greater flexibility, cost savings, and a greater return on our development investments. These resources are also critical to our ability to respond quickly to market changes and to compete against companies with access to larger amounts of capital than we have.  However, this dependence introduces risks common to many outsourcing relationships.  These risks include the supplier’s ability to maintain sufficient capacity, control costs, and hire, train, and retain qualified resources, as well as risks associated with our limited direct control and physical access to these resources including the ability to protect and enforce our intellectual property rights.  In our supplier agreements we strive to include provisions intended to limit some of these risks; however, that is not always possible and there can be no assurance that they will be effective at doing so.  If our supplier relationships are suddenly and adversely affected, it would cause significant product delays, increased development costs and could impact product usability, which would have a material negative effect on our competitive position, revenues and profitability.

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

If we are unable to adapt our products and services to technological changes, to the emergence of new computing devices and to more sophisticated online services, we may lose market share and service revenue, and our business could suffer.

                We need to anticipate, develop and introduce new products, services and applications on a timely and cost effective basis that keeps pace with technological developments and changing customer needs. We may encounter difficulties responding to these changes that could delay our introduction of products and services or require us to make larger than anticipated investments to maintain existing products. Software industries are characterized by rapid technological change and obsolescence, frequent product introductions, and evolving industry standards.  For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and this trend is likely to continue. Our subscription services were designed for internet use on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our products through such devices difficult. We have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices. Accordingly, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services cost effectively that respond to these or other technological developments and changing customer needs, we may lose market share and revenue and our business could materially suffer.

Since fiscal 2005 we have transitioned our business from products that are licensed on a perpetual basis to those that are licensed on a subscription basis. The different revenue recognition characteristics of these products affect the comparability of our financial results. As a result, our business will be difficult to compare from period to period. Our business is also seasonal. As a result of these factors, we may continue to experience unexpected fluctuations in our quarterly cash flows, revenues and results from operations, which may adversely affect our stock price and the implementation of our strategy.

We expect sales of perpetual license products and related software maintenance to continue to decline because we completed the transition of our business model to subscription-based products. As a result, our operating results may be difficult to compare to historical periods, and may fluctuate from quarter-to-quarter due to factors such as the size, timing, and product mix of license vs. subscription orders.   In addition, public school budget cycles result in purchases that have historically been concentrated in the last two quarters of our fiscal year. Accordingly, our annual operating performance can be materially and adversely affected if factors such as school budget constraints, availability of federal and state funding, sales productivity and new product introductions do not align with these purchasing patterns.  If such annual results are not achieved we may have to delay or adjust components of our strategy implementation which may affect our ability to maintain profitability.

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

We regard certain of our intellectual property rights as essential to our business.  We rely on a combination of the laws of copyrights, trademarks, and trade secrets, as well as license agreements, employment and employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights.  We enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action.  If we were unsuccessful in our ability to protect these rights, our operating results could be adversely affected.

Although we believe our products and services have been independently developed and that none of our products or services infringes on the rights of others, third parties may assert infringement claims against us in the future.  We may be required to modify our products, services or technologies or obtain a license to permit our continued use of those rights.  We may not be able to do so in a timely manner or upon reasonable terms and conditions.  Failure to do so could harm our business and operating results.  In addition, we leverage certain third party generated products through license and/or royalty agreements and we have the risk that certain of these relationships will not continue or that the underlying products will not be properly supported or updated by the third parties.

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

Our web-based subscription products incorporate content not under our direct control including content from, and links to, third-party web sites, and content uploaded by our customers.  As a result, we could be subject to claims relating to this content.  In addition to exposing us to potential liability, claims of this type could require us to change our web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We lease all of our facilities, including our corporate headquarters in Bloomington, Minnesota, which expires in June 2010. We currently anticipate that in 2010 we will likely execute a new lease for a different facility in or near Bloomington, although we may renew our current lease for less square footage. We also continue to be a party to two leases for unoccupied office space in the United Kingdom.  Other than our plans to address the expiration of our headquarters facility lease discussed above, our leased facilities are adequate to meet our current and expected business requirements.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of October 31, 2009, we were not party to any pending legal proceedings the outcome of which could reasonably be expected to have a material unfavorable or favorable effect on our operating results, financial position or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded publicly on the NASDAQ Global Market under the symbol “TUTR” since December 23, 1992.  The quarterly ranges of high and low prices per share of our common stock were as follows:

	2009		2008
Fiscal Quarter	High	Low	High	Low
First	$1.80	$0.81	$4.70	$2.90
Second	3.17	1.13	3.88	2.44
Third	4.34	2.50	3.04	1.84
Fourth	4.98	3.87	3.22	1.30

Holders

As of December 31, 2009, there were approximately 480 record holders of our common stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts.  Based on information available to us, there were approximately 1,727 holders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts.

Stock Performance Graph

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this stock performance graph by reference therein.

In accordance with Securities and Exchange Commission regulations, the following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index and the weighted average return of our peer group (described below) for the five years ended October 31, 2009, assuming an initial investment of $100 and the reinvestment of all dividends.

Our current peer group consists of the following: LeapFrog Enterprises, Inc., Nobel Learning Communities, Princeton Review, Inc., Renaissance Learning, Inc., Scholastic Corp., School Specialty, Inc. and Scientific Learning, Inc.

	10/31/2004	10/31/2005	10/31/2006	10/31/2007	10/31/2008	10/31/2009
PLATO Learning, Inc.	$100.00	81.49	$67.51	$50.32	$20.08	$51.96
Current Peer Group	100.00	102.30	94.07	93.78	60.31	55.76
NASDAQ	100.00	107.36	119.83	144.77	87.14	103.55

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2009, 2008 or 2007.  While future cash dividend payments are at the discretion of our Board of Directors, our current intentions are to reinvest all earnings in the development and growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth under Item 12 of this Annual Report on Form 10-K.

Repurchases

We repurchased 1,471 shares of our common stock for an aggregate cost of approximately $4,000 during the second quarter of fiscal 2009.  The shares were repurchased in accordance with employee elections to withhold shares to fund tax withholdings due upon vesting of restricted stock.  Shares repurchased but not reissued are presented as treasury stock in the Consolidated Balance Sheet.

ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands, except per share amounts)	2009	2008	2007	2006	2005

For the year ended October 31:
Revenues(1)	$65,183	$68,401	$69,632	$90,719	$121,804
Gross profit (2)	37,317	26,933	32,113	49,936	56,996
Operating expenses:
Sales and marketing	23,762	27,632	29,849	38,598	49,996
General and administrative	8,984	10,366	12,095	16,619	18,420
Software maintenance and development	2,637	4,060	4,334	5,496	5,646
Amortization of intangibles	853	1,550	1,740	3,711	4,322
Goodwill impairment (3)	-	71,865	-	-	-
Restructuring, impairment and other charges	-	6,748	(478)	9,093	6,025
Operating income (loss)	1,081	(95,288)	(15,427)	(23,581)	(27,413)
Other (expense) income, net	(124)	254	1,159	1,701	586
Income tax (benefit) expense	-	(3,137)	608	600	860
Net income (loss)	957	(91,897)	(14,876)	(22,480)	(27,687)
Basic income (loss) per share	$0.04	$(3.85)	$(0.63)	$(0.95)	$(1.18)
Diluted income (loss) per share	$0.04	$(3.85)	$(0.63)	$(0.95)	$(1.18)

At October 31:
Cash and cash equivalents	$28,164	$20,018	$24,297	$33,094	$46,901
Marketable securities	-	-	-	-	213
Accounts receivable, net	10,710	6,834	11,752	17,522	22,768
Total assets	45,413	68,967	162,780	175,198	197,328
Long-term debt, excluding current portion	-	-	-	18	57
Deferred revenue	53,698	44,921	44,600	40,814	40,431
Total liabilities	61,030	58,911	62,045	60,748	62,501
Stockholders' equity	$12,422	$10,056	$100,735	$114,450	$134,827

(1)	In 2006, we began transitioning our business model from one that sells one-time perpetual
	licenses to our software, for which revenue is generally recognized up-front upon delivery, to one that
	sells subscription-based products, for which revenue is recognized over the subscription
	period. As a result, this transition will affect the comparability of our revenues and profitability from period to period until it is complete.
(2)	Gross profit was reduced by asset impairment charges related to:
		2008	2007	2006	2005
Capitalized product development		$5,085	$531	$-	$4,412
	Purchased technology intangible assets	-	-	1,089	8,782
		$5,085	$531	$1,089	$13,194
	There were no asset impairment charges in fiscal year 2009. See Notes 7 and 8 to the Consolidated
Financial Statements.
(3) For additional detailed information see Note 14 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year

Our fiscal year is from November 1 to October 31. Unless otherwise stated, references to the years 2009, 2008, and 2007 relate to the fiscal years ended October 31, 2009, 2008, and 2007, respectively. References to future years also relate to our fiscal year ending October 31.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation, and require difficult, subjective, or complex judgments:

•	Revenue recognition
•	Capitalized software development costs
•	Valuation of deferred income taxes
•	Impairment analysis of goodwill and identified intangible assets

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

Capitalized Software Development Costs. Our investments in software development are significant, and the rules that govern how these costs are accounted for in our financial statements can have a significant impact on our operating results from period to period.

At the end of fiscal year 2008, we completed our transition to a software-as-a-service business model in which substantially all of our products are now delivered on a hosted, subscription service basis.  Effective for fiscal year 2009, we have applied authoritative guidance that accounts for the costs of computer software developed for internal use.  The guidance provides that hosting arrangements in which customers do not have a contractual right to take possession of the software are service arrangements, and such software, subject to certain exceptions, is considered internal use software.

Our software development costs relate to the research, development, enhancement, and maintenance of our software products.  Costs related to the initial design and development of new products and the routine enhancement and maintenance of existing products are expensed as incurred. When projects reach the application development stage we begin capitalization of the related project costs. Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins. The amortization of these costs is included in cost of revenues.

Prior to fiscal year 2009, we accounted for our software development costs as computer software to be sold, leased or otherwise marketed.  Capitalization began when technological feasibility was achieved and an allocation of indirect costs was included in the amounts capitalized. Capitalization ended when a product was available for general release to our customers, at which time amortization of the capitalized costs began.

We evaluate our capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Prior to 2009, we evaluated our capitalized costs on a quarterly basis to determine if the unamortized cost related to any product, or group of products, exceeded its estimated net realizable value. Estimating net realizable value requires us to use judgment in projecting future revenues and cash flows to be generated by the product and thereby quantifying the amount, if any, to be written off. Actual cash flows realized could differ materially from those estimated. In addition, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our consolidated results of operations.  Our analysis as of October 31, 2008 resulted in impairment charges on these assets of $4.6 million.  There were no impairment charges on capitalized software development costs 2009.

Valuation of Deferred Income Taxes. Our accounting policy for the valuation of deferred income taxes is considered critical for several reasons. Significant judgment is required in the assessment of the need for a valuation allowance. In addition, income tax accounting rules, in combination with purchase accounting rules applied in the acquisition of Lightspan in 2004, resulted in a complex tax accounting situation in which, until 2008, we had not recognized tax benefits on operating losses or on the realization of deferred tax assets, but regardless of our operating results, had been recognizing tax expense on future tax liabilities related to tax deductible goodwill.

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

Until 2008, our calculation of net deferred tax assets excluded a deferred tax liability related to tax deductible goodwill. The timing of the reversal of this difference was considered indefinite because it would not reverse until the underlying assets that created the goodwill were disposed of or sold.  In 2008, the goodwill was determined to by fully impaired, and as a result, the deferred tax liability associated with tax deductible goodwill was reversed.

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

Identified intangible assets are amortized to expense over their expected useful lives and goodwill was not amortized.  Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made.  Significant assumptions and estimates are required in making these assessments.

Accordingly, the assumptions and estimates we use in implementing this policy affect the amount of identified intangible asset amortization and impairment charges, if any, reflected in our operating results. Our impairment assessments at October 31, 2008 resulted in the elimination of goodwill and a related impairment charge of $71.9 million, and impairment charges of $1.9 million on identified intangible technology, trademark and customer assets acquired in previous acquisitions.  There were no impairment charges in 2009.

General Factors Affecting our Financial Results

There are a number of general factors that affect our results from period to period. These factors are discussed below.

Revenue. In 2008, we completed a transition of our business model from one that sells one-time perpetual licenses to software, for which revenue is generally recognized up-front upon delivery, to one that sells subscription-based products, for which revenue is recognized over the subscription period. The transition began in late fiscal 2005 when we introduced many of our new subscription-based products and affects the comparability of our revenues over this period.  In 2009, a meaningful, but declining portion of our revenues continued to be derived from sales of perpetual licenses of our software products and related maintenance. These revenues are reported as license fees and software maintenance (included in services revenue) in our consolidated statement of operations. As subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable and predictable.

Cost of Revenues and Gross Profit. Our cost of revenues and gross profit during a period is dependent on a number of factors. License fee and software maintenance revenues historically have had high gross profit due to the low direct cost of delivering these products and services. As a result, the mix of license fee revenues to total revenues in a given period significantly influences reported total gross profit. In addition, a large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross profit, while decreases in revenues have the opposite effect.

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

               Software maintenance and development expense in our consolidated statement of operations does not reflect our total level of software product spending. Costs to enhance or maintain existing products, or to develop products prior to the application development stage, are charged to software maintenance and development expense as incurred. Costs incurred to develop new products after the preliminary project stage is completed, which represent the majority of our total development spending, are capitalized and amortized to cost of revenues. Accordingly, software maintenance and development expense in our consolidated statement of operations can fluctuate from period to period, in terms of both total dollars and as a percentage of revenue, based on the nature and timing of activities occurring during the period.

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

Non-GAAP Financial Measures

The following discussion and analysis of our financial condition and results of operations includes non-GAAP financial measures, identified in the reconciliations below, that is not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies.  Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Investors are encouraged to review the following reconciliations of the non-GAAP financial measures used herein to their most directly comparable GAAP financial measures as provided in our consolidated financial statements.

Our management has used these non-GAAP financial measures to gauge the success of our transition to a software-as-a-service business model.  This transition affects comparability of our results between periods during the transition, which began in late 2005 and was completed by the end of 2008, because revenue accounting differences and the costs to support and deliver products and services vary significantly between our current and prior business models.  Management therefore believes these non-GAAP measures provide transparency to our results by excluding transitory effects of the change to our business model and help gauge the success of our transition.  Management believes these non-GAAP measures are useful to investors for the same reasons.

 Reconciliation of 2008 and 2007 GAAP Net Loss and Loss Per Share to Non-GAAP Net Loss and Loss Per Share Before Impairments, Restructuring and Other Charges and Benefits (in thousands, except per share amounts)

	2008	2007
Net loss:
Net loss, as reported	$(91,897)	$(14,876)
Goodwill impairment	71,865	-
Income tax benefit related to goodwill impairment charge	(3,137)	-
Restructuring, impairment and other charges	11,833	53
Net loss before restructuring, impairments
and other charges and benefits	$(11,336)	$(14,823)

Loss per share (basic and diluted):
Loss per share, as reported	$(3.85)	$(0.63)
Goodwill impairment	3.01	-
Income tax benefit related to goodwill impairment charge	(0.13)	-
Restructuring, impairment and other charges	0.49	0.01
Loss per share before restructuring, impairments
and other charges and benefits	$(0.48)	$(0.62)

Basic and diluted weighted average common shares
outstanding (GAAP)	23,854	23,754

Reconciliation of 2008 and 2007 GAAP Operating Expenses to Non-GAAP Operating Expenses before Goodwill Impairments, Restructuring and Other Charges (in thousands)

	2008	2007
Total operating expenses, as reported	$122,221	$47,540
Goodwill impairment	71,865	-
Restructuring, impairment and other charges (benefit)	6,748	(478)
Operating expenses before restructuring, impairments
and other charges (benefit)	$43,608	$48,018

Overview of Financial Results

Fiscal 2009 was a milestone year for our company as we achieved profitability for the first time since 2001 and significantly improved cash flows.  We also achieved our first year of growth in total orders since our transition to a software-as-a-service (“SaaS”) business model that began in 2005.   Although total revenues in 2009 continued to be adversely affected by declining emphasis on sales of legacy perpetual products and related software maintenance, strong growth in subscription revenues on our SaaS products have now substantially offset these declines. Compared to 2008, total 2009 revenues declined $3.2 million, or 4.7%, to $65.2 million.

Our cost management efforts throughout the transition have led to significant declines in the costs of operating our business. Operating expenses, excluding impairments, restructuring and other charges and benefits (a non-GAAP measure) declined 16.9% to $36.2 million in 2009 from $43.6 million in 2008. Together with the moderating revenue declines, these cost declines led to an improvement in our non-GAAP net income (loss) excluding impairments, restructuring and other charges and benefits, to $1.0 million, or $0.04 per share, from ($11.3) million, or ($0.48) per share, in 2008.  On a GAAP basis, our net income was $1.0 million in 2009 compared to a net loss of ($91.9) million for 2008, with the change primarily attributable to the non-cash impairment charge to goodwill and restructuring charges incurred in fiscal year 2008.

In 2010, we will continue to make curriculum and platform investments specifically designed to address the evolving needs of the online instruction market.  Early in the year we expect to launch PLE 2.0, our first major new release of PLE since it was introduced four years ago. We also expect to add up to ten new courses for mainstream and advanced placement students, and additional platform features that enable virtual instruction between teachers and students. While our investment and sales efforts are focused exclusively on subscription-based products, the financial effects of the transition to subscription products is not fully complete and may continue to impede the progress of our year-over-year financial results in the near term. This and other risks we face in our business are discussed in more detail in Item 1A of Part I of this report.

Results of Operations

Our discussion and analysis of results of operations should be read in conjunction with the section above captioned “General Factors Affecting our Financial Results”.

Revenues

The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:

 Order Information (in thousands)

	2009		2008		2007
	Amount	Change from 2008	Amount	Change from 2007	Amount
Subscriptions & related services:
Subscriptions	$57,262	31.4%	$43,585	19.8%	$36,369
Professional services	10,361	32.2%	7,840	(11.6%)	8,873
Other	2,906	(4.7%)	3,049	(7.1%)	3,282
Subtotal	70,529	29.5%	54,474	12.3%	48,524

Legacy products and services:
License fees	4,045	(48.7%)	7,886	(53.4%)	16,931
Software maintenance	6,134	(37.1%)	9,748	(20.2%)	12,221
Subtotal	10,179	(42.3%)	17,634	(39.5%)	29,152

Total orders	$80,708	11.9%	$72,108	(7.2%)	$77,676

Revenue by Category (in thousands)

	2009		2008		2007
	Amount	Change from 2008	Amount	Change from 2007	Amount
Subscriptions & related services:
Subscriptions	$41,210	17.0%	$35,221	45.7%	$24,173
Professional services	8,440	(12.5%)	9,642	(12.6%)	11,033
Other	2,871	(4.0%)	2,990	4.7%	2,856
Subtotal	52,521	9.8%	47,853	25.7%	38,062

Legacy products and services:
License fees	4,101	(51.5%)	8,458	(52.2%)	17,712
Software maintenance	8,561	(29.2%)	12,090	(12.8%)	13,858
Subtotal	12,662	(38.4%)	20,548	(34.9%)	31,570

Total revenues	$65,183	(4.7%)	$68,401	(1.8%)	$69,632

2009 vs. 2008

Total orders increased 11.9% from $72.1 million in 2008 to $80.7 million in 2009, driven by continued strong demand for our subscription-based products. Subscription orders grew 31.4% while legacy license and software maintenance orders declined 42.3% reflecting our declining emphasis on sales of these products and services.

Total revenues decreased $3.2 million, or 4.7%, to $65.2 million in 2009. Subscription revenues increased $6.0 million, or 17.0%, to $41.2 million on our growing base of subscription customers. While subscription revenue growth was strong, it was not sufficient to fully offset the decline in legacy license fees and software maintenance service revenues.  Our strategic shift away from these legacy products and services resulted in a $7.9 million, or 38.4% decline in these revenues to $12.7 million.

2008 vs. 2007

Total revenues decreased $1.2 million, or 1.8%, to $68.4 million in 2008. Subscription revenues increased $11.0 million, or 45.7%, to $35.2 million as strong growth in subscription product orders in 2007 and 2008 were recognized as revenue over the portion of the subscription periods occurring in 2008. While subscription revenue growth was strong, it was not sufficient to fully offset a decline in license fees and software maintenance revenues.  Our strategic shift away from legacy perpetual software products resulted in a $9.3 million, or 52.2%, decline in license fee revenues, and a $1.8 million, or 12.8%, decline in software maintenance revenue. Professional services revenues in 2008 declined $1.4 million, or 12.6%, as 2007 professional services revenues benefited from a focused effort to deliver the backlog of services unused by our customers.

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

Cost of Revenue

2009 vs. 2008

Total cost of revenue in 2009 decreased $13.6 million, or 32.8%, to $27.9 million compared to the same period in 2008.  Cost of revenue in 2008 included $5.1 million of impairment charges on capitalized software development costs and purchased intangible assets. Subscription cost of revenue declined $2.5 million, or 13.4%, in 2009 due to declines in software development amortization and royalty costs.  The decline in amortization is due to the above-mentioned asset impairments, and reduced levels of capitalized software development spending in 2009.  The decline in royalty costs in 2009 relates to a royalty arrangement with a third party provider of curriculum content that was renegotiated at a lower cost in late 2008.

License fee cost of revenue declined $3.5 million in 2009 compared to 2008 due to a reduction in related revenues, lower product amortization, and cost reduction initiatives undertaken in 2008. The services cost of revenue decreased 20.5% to $9.9 million in 2009 from $12.4 million for 2008 due to the lower professional services costs on lower related revenues, and lower support costs due to our declining base of customers using our legacy perpetual products.

2008 vs. 2007

Total cost of revenue in 2008 increased $3.9 million, or 10.5%, due primarily to an increase in impairment charges on capitalized software development costs and purchased intangible assets from $0.5 million in 2007, to $5.1 million in 2008, as discussed above. Subscription cost of revenue increased $3.1 million or 20.2%, in 2008 on increases in software development amortization and royalty costs. The increase in amortization is due to investments in software development made as we transitioned to a SaaS business model.  The increased royalty costs were associated with a third party provider of curriculum content.

License fee cost of revenue in 2008 declined $3.1 million compared to 2007 due to lower product amortization, royalty costs and lower material costs on reduced revenues and changes in the license product mix. The services cost of revenue decreased 4.8% to $12.4 million in 2008 from $13.1 million 2007 due to the lower professional services costs on lower revenue levels, and lower support costs due to our declining base of customers using our legacy perpetual products.

Operating Expenses

To aid in the understanding of our discussion and analysis of operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

				Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
Sales and marketing	$23.8	$27.6	$29.9	(14.0%)	(7.4%)
General and administrative	9.0	10.4	12.1	(13.3%)	(14.3%)
Software maintenance and development	2.6	4.1	4.3	(35.0%)	(6.3%)
Amortization of intangibles	0.8	1.5	1.7	(45.0%)	(10.9%)
Operating expenses excluding impairments, restructuring	36.2	43.6	48.0	(16.9%)	(9.2%)
and other charges
Goodwill impairment	-	71.9	-	(100.0%)	NM
Restructuring, impairment and other charges	-	6.7	(0.5)	(100.0%)	NM
Total operating expenses	$36.2	$122.2	$47.5	(70.4%)	157.1%

2009 vs. 2008

                 Total operating expenses in 2009 decreased to $36.2 million from operating expenses excluding impairments, restructuring and other charges of $43.6 million in 2008. See further discussion below and Note 14 to consolidated financial statements for a detailed description of these restructuring, impairment and other charges that occurred in 2008.

Sales and marketing expenses declined 14.0% to $23.8 million in 2009 as compared to $27.6 million in 2008.  This decrease primarily reflects reduced investments in marketing activities and better management of travel costs and inside sales resources. None of the decline was due to a reduction in the number of direct field sales representatives which remained approximately the same from 2008 to 2009.

General and administrative expenses declined 13.3% to $9.0 million in 2009 as compared to $10.4 million in 2008, due primarily to reductions in labor costs and declines in the cost of compliance activities and facility related expenses.

Software maintenance and development expenses for 2009 were $2.6 million compared to $4.1 million for 2008. The reduction in software maintenance and development expenses reflects the increasing stability of our PLE platform and efficiencies built into delivering new releases of the platform.  Total software development spending, which represents the combination of spending on projects that are capitalized and those that are expensed, was $7.5 million in 2009, or 11.5% of total revenues, compared to total spending in 2008 of $14.7 million, or 21.5% of total revenues. The decline reflects our intention to align product investment levels with revenues.

Amortization of intangibles represents the amortization of identified intangible assets, other than technology, acquired in acquisitions.  Amortization of $0.8 million in 2009 represented a decrease of 45.0% from 2008 as certain assets acquired in earlier acquisitions became fully amortized or were impaired and written off during 2008.

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

Sales and marketing expenses declined to $27.6 million in 2008 as compared to $29.9 million in 2007.  This decrease primarily reflects improved management of indirect sales and marketing costs and better leveraging of our inside sales resources.

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

Amortization of intangibles represents the amortization of identified intangible assets, other than technology, acquired in acquisitions.  Amortization of $1.5 million in 2008 represented a decrease of 10.9% from 2007 as certain assets acquired in earlier acquisitions became fully amortized during 2008.

Operating expenses in 2008 include a non-cash impairment charge of $71.9 million on goodwill acquired in multiple acquisitions between 2000 and 2003, several years prior to launching our SaaS business model strategy. As described in our critical accounting policies, authoritative guidance requires that goodwill be reviewed for potential impairment annually, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. One of the indicators of impairment is a sustained decline in a company’s share price whereby market capitalization of the company is less than its book value for an extended period of time.  We began to experience such a decline starting in March 2008.  After trading in a range near our book value throughout the summer, we experienced a further decline in our stock price as the financial markets reacted to the credit crisis facing major lending institutions, and worsening conditions in the overall economy. As a result of these factors, we concluded in the fourth quarter of 2008 that our recorded goodwill was impaired.

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

Under accounting rules for business combinations, goodwill exists only if the purchase price exceeds the fair value of the net assets of the acquired entity. Our impairment analysis concluded that the purchase price as determined above was less than the sum of the fair value of our identified tangible and intangible assets, less the fair value of our liabilities. Accordingly, no value was assigned to goodwill resulting in full impairment of goodwill and a related non-cash charge to 2008 operating results of $71.9 million. The impairment of goodwill did not have any impact on our day-to-day business operations, liquidity or long-term SaaS strategy.

Impairment, restructuring and other charges consist of $1.4 million in non-cash impairment charges on previously acquired intangible assets, and $5.3 million in cash and non-cash charges related to achieving continued cost efficiencies in our SaaS business model, and the transition of our CEO in late 2008.

Interest Income

Interest income decreased from $0.5 million in 2008 to $0.2 million in 2009.  This decrease reflected a decline in interest rates earned on investments partially offset by a slight increase in average cash and cash equivalents balances.

Interest income decreased from $1.3 million in 2007 to $0.5 million in 2008.  This decrease is due to lower average cash and cash equivalents balances as well as a decline in interest rates earned on these balances.

Income Taxes

As discussed earlier under the caption “Critical Accounting Policies and Estimates,” our net deferred tax assets are fully reserved. We did not record a current income tax expense related to our current year operating income because we utilized a portion of the net operating loss carryforward.

Prior to 2008, certain tax deductible goodwill could not be used to offset other net deferred tax assets resulting in the recording of income tax expense related to this liability of $0.6 million in 2007.  In 2008, the full impairment of the tax-deductible goodwill, as discussed above, resulted in the reversal of the cumulative deferred tax liability and a corresponding income tax benefit of $3.1 million.

Liquidity and Capital Resources

At October 31, 2009, our principal sources of liquidity included cash and cash equivalents totaling $28.2 million, net billed accounts receivable of $10.7 million, and unbilled commitments under non-cancelable subscription contracts totaling $14.6 million, of which $7.8 million is expected to be billed in 2010.  We also have a three-year senior secured credit facility that provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenues.  Under this agreement, which expires in June 2010, we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or LIBOR Rate plus a sliding margin that is based on the amount of borrowings outstanding.  Borrowings under the agreement are secured by all of our assets.  Financial covenants apply only when the unused portion of the line of credit, plus cash and cash equivalents on hand, is less than $12.5 million, and are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA).  At October 31, 2009 and 2008, availability under the line was $20 million and there were no borrowings outstanding.

2009 vs. 2008

Cash provided by operations increased to $13.6 million in 2009 from $6.5 million in 2008, due to the increase in total orders and reductions in overall spending as discussed above.  Cash used in investing activities declined to $5.6 million in 2009, from $11.0 million in 2008.  This decline reflects a reduction in our product investment requirements based on the completion of the conversion of our extensive content to the PLE environment and our intention to align our level of product investment to our level of revenue.  These changes resulted in an $8.1 million increase from 2008 to 2009 in our year end balance of cash and cash equivalents.

2008 vs. 2007

Cash provided by operations declined to $6.5 million in 2008 from $9.7 million, due primarily to the decline from 2007 to 2008 in total orders discussed above, partially offset by reductions in overall spending.  Cash used in investing activities declined to $11.0 million in 2008, from $17.9 million in 2007.  This decline reflected a reduction in our product investment requirements based on the substantial completion of the conversion of our extensive content to the PLE environment.  These changes resulted in a $4.3 million decrease from 2007 to 2008 in our year end balance of cash and cash equivalents.

Contractual Obligations

Our principal commitments consist of future minimum payments due under operating leases, royalty and non-cancelable software license agreements.  In addition, any future borrowings under our revolving loan agreement as discussed above would require future use of cash.  At October 31, 2009, the future minimum payments under these commitments were as follows:

	Payments Due by Period (in thousands)
		1 Year	1 to 3	3 to 5	More than
Contractual Obligations	Total	or Less	Years	Years	5 Years
Operating leases	$1,307	$960	$295	$52	$-
Royalty agreements	2,236	2,236	-	-	-
Non-cancelable software license agreements	333	273	53	7	-
Capital leases obligations	6	6		-	-
Total	$3,882	$3,475	$348	$59	$-

Also, as discussed in Item 2 of this Form 10-K, the lease of our office facility in Bloomington, MN expires in June 2010. We currently anticipate that in 2010 we will likely execute a new lease for a different facility in or near Bloomington, although we may renew our current lease for less square footage. The table above does not reflect these contemplated actions.

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

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2009 or October 31, 2008.

Interest Rate Risk

On June 4, 2007, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenue.  Under the agreement, which expires in June 2010, we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding.  There were no borrowings outstanding at October 31, 2009 or 2008.

Foreign Currency Exchange Rate Risk

Our foreign operations are not a significant component of our business, and as a result, risks relating to foreign currency fluctuation are considered minimal.

Recent Accounting Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the fiscal year ended October 31, 2009.

In October 2009, the FASB’s Emerging Issues Task Force (EITF) issued authoritative guidance addressing revenue arrangements with multiple deliverables.  The guidance eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services.  Instead, revenue arrangements with multiple deliverables should be divided into separate units provided the deliverables meet certain criteria.  This guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price.  The guidance also provides a hierarchy for estimating the selling price of each of the deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified at the beginning of our fiscal year 2011; however, earlier application is permitted.  We are currently evaluating this guidance and anticipate that we will adopt it in the first quarter of fiscal year 2010, but do not expect it to have a material effect on our consolidated financial statements.

In October 2009, the FASB’s EITF issued authoritative guidance that updated software revenue arrangements that also include tangible products.  The amendments exclude tangible products and software essential to the tangible product’s functionality from the software revenue guidance.  The guidance is effective prospectively for revenue arrangements entered into or materially modified at the beginning of our fiscal year 2011; however, earlier application is permitted.  We do not expect the provisions to have a material effect on our consolidated financial statements.

In August 2009, the FASB issued updated guidance to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the guidance.  The provisions became effective during our fourth quarter 2009 and did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as provided for under separate accounting guidance topics.  The provisions are effective for our fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The provisions will be adopted by us in the first quarter of fiscal 2010 and are currently not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary.  This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  The provisions will be adopted by us in the first quarter of fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued authoritative guidance to permit entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions were effective beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements.  The provisions were effective beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

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

We have audited the accompanying consolidated balance sheets of PLATO Learning, Inc. and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLATO Learning, Inc. and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLATO Learning, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2010, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
January 14, 2010

Board of Directors and Stockholders
PLATO Learning, Inc.

We have audited PLATO Learning, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of on PLATO Learning, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, PLATO Learning, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLATO Learning, Inc. and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 31, 2009, and our report dated January 14, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
January 14, 2010

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED OCTOBER 31,
	2009	2008	2007
REVENUES
Subscriptions	$41,210	$35,221	$24,173
License fees	4,101	8,458	17,712
Services	19,872	24,722	27,747
Total revenues	65,183	68,401	69,632

COST OF REVENUES
Subscriptions	16,171	18,674	15,540
License fees	1,809	5,277	8,396
Services	9,886	12,432	13,052
Impairment charges	-	5,085	531
Total cost of revenues	27,866	41,468	37,519

GROSS PROFIT	37,317	26,933	32,113

OPERATING EXPENSES
Sales and marketing	23,762	27,632	29,849
General and administrative	8,984	10,366	12,095
Software maintenance and development	2,637	4,060	4,334
Amortization of intangibles	853	1,550	1,740
Goodwill impairment	-	71,865	-
Restructuring, impairment and other charges (benefit)	-	6,748	(478)
Total operating expenses	36,236	122,221	47,540

OPERATING INCOME (LOSS)	1,081	(95,288)	(15,427)

Interest income	187	549	1,254
Interest expense	(286)	(300)	(117)
Other, net	(25)	5	22

INCOME (LOSS) BEFORE INCOME TAXES	957	(95,034)	(14,268)

Income tax expense (benefit)	-	(3,137)	608

NET INCOME (LOSS)	$957	$(91,897)	$(14,876)

INCOME (LOSS) PER SHARE:
Basic	$0.04	$(3.85)	$(0.63)
Diluted	$0.04	$(3.85)	$(0.63)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	24,165	23,854	23,754
Diluted	24,800	23,854	23,754

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	OCTOBER 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$28,164	$20,018
Accounts receivable, net	10,710	6,834
Other current assets	6,539	7,408
Total current assets	45,413	34,260

Equipment and leasehold improvements, net	2,472	3,589
Software development costs, net	19,904	24,086
Identified intangible assets, net	2,384	3,723
Other long-term assets	3,279	3,309
Total assets	$73,452	$68,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,070	$3,085
Accrued compensation	3,805	3,996
Other accrued liabilities	2,457	6,909
Deferred revenue	38,020	36,005
Total current liabilities	45,352	49,995

Long-term deferred revenue	15,678	8,916
Total liabilities	61,030	58,911

Commitments and contingent liabilities (see Note 11)	-	-

Stockholders' equity:
Common stock, $.01 par value, 50,000 shares authorized;
24,342 shares issued and 24,282 outstanding at October 31,
2009; 24,046 shares issued and 23,988 shares outstanding
at October 31, 2008	243	240
Additional paid in capital	172,560	171,143
Treasury stock at cost, 59 shares at October 31, 2009
58 shares at October 31, 2008	(319)	(315)
Accumulated deficit	(158,833)	(159,790)
Accumulated other comprehensive loss	(1,229)	(1,222)
Total stockholders' equity	12,422	10,056
Total liabilities and stockholders' equity	$73,452	$68,967

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED OCTOBER 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$957	$(91,897)	$(14,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes (benefit)	-	(3,137)	608
Impairment charges	-	78,540	531
Amortization of capitalized product development costs	9,024	12,233	10,739
Amortization of identified intangible and other long-term assets	1,513	2,618	2,970
Depreciation and amortization of equipment and leasehold improvements	1,836	2,094	2,441
Provision for doubtful accounts	(190)	-	(553)
Stock-based compensation	1,222	1,012	1,174
Loss on disposal of equipment	26	103	3
Changes in operating assets and liabilities:
Accounts receivable	(3,686)	4,918	6,322
Other current and long-term assets	725	37	(385)
Accounts payable	(2,015)	(1,523)	(78)
Other current and long-term liabilities	(4,634)	1,216	(3,020)
Deferred revenue	8,777	321	3,786
Total adjustments	12,598	98,432	24,538
Net cash provided by operating activities	13,555	6,535	9,662

INVESTING ACTIVITIES:
Capitalized internal software development costs	(4,842)	(10,670)	(15,698)
Purchased product development	-	-	(475)
Purchases of equipment and leasehold improvements	(745)	(338)	(1,750)
Net cash used in investing activities	(5,587)	(11,008)	(17,923)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	194	109	203
Payment of debt financing fees	-	-	(523)
Repayments of capital lease obligations	(9)	(25)	(47)
Net cash (used in) provided by financing activities	185	84	(367)

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS	(7)	110	(169)

Net increase (decrease) in cash and cash equivalents	8,146	(4,279)	(8,797)

Cash and cash equivalents at beginning of period	20,018	24,297	33,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,164	$20,018	$24,297

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock				Retained	Accumulated
			Additional		Earnings	Other	Total
		Par	Paid in	Treasury	(Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Stock	Deficit)	Loss	Equity

BALANCES, OCTOBER 31, 2006	23,741	$237	$168,597	$(205)	$(53,017)	$(1,162)	$114,450
Comprehensive loss:
Net loss	-	-	-	-	(14,876)	-	(14,876)
Foreign currency translation
adjustments	-	-	-	-	-	(170)	(170)
Total comprehensive loss							(15,046)
Exercise of stock options and
shares issued under employee
stock purchase plan	56	1	202	-	-	-	203
Stock-based compensation	27	-	1,128	-	-	-	1,128

BALANCES, OCTOBER 31, 2007	23,824	238	169,927	(205)	(67,893)	(1,332)	100,735
Comprehensive loss:
Net loss	-	-	-	-	(91,897)	-	(91,897)
Foreign currency translation
adjustments	-	-	-	-	-	110	110
Total comprehensive loss							(91,787)
Share issued under employee
stock purchase plan	85	1	217	-	-	-	218
Stock-based compensation	117	1	999	-	-	-	1,000
Repurchased shares	(38)			(110)			(110)

BALANCES, OCTOBER 31, 2008	23,988	240	171,143	(315)	(159,790)	(1,222)	10,056
Comprehensive income:
Net income	-	-	-	-	957	-	957
Foreign currency translation
adjustments	-	-	-	-	-	(7)	(7)
Total comprehensive income							950
Exercise of stock options and
shares issued under employee
stock purchase plan	119	1	196	-	-	-	197
Stock-based compensation
and other	177	2	1,221	-	-	-	1,223
Repurchased shares	(2)			(4)			(4)

BALANCES, OCTOBER 31, 2009	24,282	$243	$172,560	$(319)	$(158,833)	$(1,229)	$12,422

See Notes to Consolidated Financial Statements

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

Fiscal Year

Our fiscal year is from November 1 to October 31.  Unless otherwise stated, references to the years 2009, 2008, and 2007 relate to the fiscal years ended October 31, 2009, 2008, and 2007, respectively.  References to future years also relate to our fiscal year ended October 31.

Consolidation

The accompanying consolidated financial statements include the accounts of PLATO Learning, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Significant estimates include the deferred tax asset valuation allowance and the valuation and recoverability of capitalized software development costs, and identified intangible assets.  Actual results could differ from those estimates.

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

Goodwill and Intangible Assets

Goodwill and identified intangible assets are recorded when the purchase price paid for an acquisition exceeds the fair value of the tangible assets acquired.  Most of the companies we have acquired have not had significant tangible assets.  As a result, a significant portion of the purchase price paid in acquisitions has been allocated to identified intangible assets and/or goodwill.

Identified intangible assets are amortized to expense over their expected useful lives and goodwill was not amortized.  Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made.  Significant assumptions and estimates are required in making these assessments.  Accordingly, the assumptions and estimates we use in implementing this policy affect the amount of identified intangible asset amortization and impairment charges, if any, reflected in our operating results. Our impairment assessments at October 31, 2008 resulted in the elimination of goodwill and a related impairment charge of $71.9 million, and impairment charges of $1.9 million on identified intangible technology, trademark and customer assets acquired in previous acquisitions.  There were no impairment charges on identified intangible assets in 2007 or 2009.

Long Lived Assets

We review identified intangible and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired.  Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows.  Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining discount rates and the amount and timing of future cash flows.  In 2008, we recorded asset impairment charges on certain long-lived purchased technology and customer assets.  No asset impairment charges on long-lived assets were incurred in 2007 or 2009.  See Note 8 for further discussion of these charges.

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

Advertising and Sales Promotion Costs

Advertising and sales promotion costs, which are expensed as incurred, were $298,000, $495,000 and $440,000 for 2009, 2008, and 2007, respectively.

Software Development Costs

Our software development costs relate to the research, development, enhancement, and maintenance of our software. Software development costs include employee salaries, benefits and third-party contractor fees. Research and development costs, relating principally to the design and development of new products prior to the application development stage and the routine enhancement, and maintenance of existing products, are expensed as incurred.

At the end of fiscal year 2008, we completed our transition to a software-as-a-service business model in which substantially all of our products are now delivered on a hosted, subscription service basis.  Effective for fiscal year 2009, we have applied authoritative guidance that accounts for the costs of computer software developed for internal use.  The guidance provides that hosting arrangements in which customers do not have a contractual right to take possession of the software are service arrangements, and such software, subject to certain exceptions, is considered internal use software.

In accordance with this guidance, we capitalize software development costs when the projects under development reach the application development stage.  The application development stage is  established when we have completed all planning, designing, coding, and testing activities necessary to establish that a product can be produced to meet its design specifications.  Capitalization ends when a product is available for general release to our customers, at which time amortization of the capitalized costs begins.

Prior to fiscal year 2009, we accounted for our software development costs as computer software to be sold, leased or otherwise marketed.  Capitalization began when technological feasibility was achieved and an allocation of indirect costs was included in the amounts capitalized. Capitalization ended when a product was available for general release to our customers, at which time amortization of the capitalized costs began.

All software development costs are amortized over the estimated useful life of the product, which is four years for all platform, math and science products released after July 2006, and three years for all other products. Software development cost amortization is included in cost of subscription and license fee revenues.

Purchased product development represents non-refundable amounts paid under a revised license agreement for software used in our subscription products.  We purchased $475,000 in 2007, which is being amortized on a straight-line basis through August 2010.  No purchases were made in 2008 or 2009.

Fully amortized software development costs are written off when it is determined that these assets are no longer substantially in use in existing products.  These write-offs have no effect on total assets or results of operations.

Stock-Based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense, amortized on a straight-line basis, over the requisite service period of the individual grants, which generally equals the vesting period.  We elected to adopt the modified prospective transition application method, as provided under authoritative accounting guidance.  Under this method, compensation expense is recognized for the unvested portion of awards granted to employees on or before October 31, 2005, and for employee awards granted, modified, or settled after October 31, 2005.  See Note 13 for additional stock-based compensation disclosures.

The authoritative guidance requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows.  Prior to the initial adoption authoritative guidance, such amounts were presented as a component of cash flows from operating activities.  Due to our tax net operating loss position, we did not realize cash savings as a result of the tax deduction for stock-based compensation for the year ended October 31, 2009 or 2008.

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

Income (Loss) per Share

Basic and diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period as follows (in thousands, except per share amounts):

	2009	2008	2007

Net income (loss)	$957	$(91,897)	$(14,876)

Basic weighted average common
shares outstanding	24,165	23,854	23,754
Diluted weighted average common
shares outstanding	24,800	23,854	23,754

Basic income (loss) per share	$0.04	$(3.85)	$(0.63)
Diluted income (loss) per share	$0.04	$(3.85)	$(0.63)

Approximately, 2,387,000 stock options with exercise prices greater than the average market price of our common stock for the year ended October 31, 2009 were excluded from the 2009 calculations of diluted income per share because they were anti-dilutive.

Potential common shares, which consist of stock options and restricted stock, are anti-dilutive in a net loss situation and are therefore excluded in the calculation of diluted loss per share.  Accordingly, the calculation of diluted loss per share for the periods presented for 2008 and 2007 excluded the effect of approximately 2,630,000 and 2,682,000 potential common shares, respectively, as they were anti-dilutive.

Comprehensive Income (Loss)

The components of our comprehensive income (loss) include our net income (loss), unrealized gains and losses on available for sale marketable securities, and foreign currency translation adjustments.  The functional currency for each of our foreign subsidiaries is the respective local currency.  All assets and liabilities of our foreign subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period.  Translation adjustments arising from the translation of net assets located outside of the United States (“U.S.”) into U.S. dollars are recorded as a separate component of stockholders' equity.  The cumulative losses related to foreign currency translation adjustments included in stockholders’ equity were $1,229,000, $1,222,000 and $1,332,000 at October 31, 2009, 2008 and 2007, respectively.  Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.  Comprehensive income (loss) for all periods presented is included in our consolidated statements of stockholders’ equity and accumulated other comprehensive income (loss).

New Accounting Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the fiscal year ended October 31, 2009.

In October 2009, the FASB’s Emerging Issues Task Force (EITF) issued authoritative guidance addressing revenue arrangements with multiple deliverables.  The guidance eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services.  Instead, revenue arrangements with multiple deliverables should be divided into separate units provided the deliverables meet certain criteria.  This guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price.  The guidance also provides a hierarchy for estimating the selling price of each of the deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified at the beginning of our fiscal year 2011; however, earlier application is permitted.  We are currently evaluating this guidance and anticipate that we will adopt it in the first quarter of fiscal year 2010, but do not expect it to have a material effect on our consolidated financial statements.

In October 2009, the FASB’s EITF issued authoritative guidance that updated software revenue arrangements that also include tangible products.  The amendments exclude tangible products and software essential to the tangible product’s functionality from the software revenue guidance.  The guidance is effective prospectively for revenue arrangements entered into or materially modified at the beginning of our fiscal year 2011; however, earlier application is permitted.  We do not expect the provisions to have a material effect on our consolidated financial statements.

In August 2009, the FASB issued updated guidance to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the guidance.  The provisions became effective during our fourth quarter 2009 and did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as provided for under separate accounting guidance topics.  The provisions are effective for our fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The provisions will be adopted by us in the first quarter of fiscal 2010 and are currently not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary.  This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  The provisions will be adopted by us in the first quarter of fiscal year 2010 and are currently not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued authoritative guidance to permit entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions were effective beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements.  The provisions were effective beginning in our fiscal year 2009 and did not have a material effect on our consolidated financial statements.

Note 3.  Supplemental Financial Statement Information

Supplemental information regarding our cash flows is as follows (in thousands):

	2009	2008	2007
Cash paid for interest	$112	$126	$45
Cash paid (refunded) for income taxes	-	-	(86)
Capital lease obligations incurred	-	-	27

Note 4.  Accounts Receivable

Accounts receivable are initially recorded at fair value upon the sale of products or services to our customers.  The components of accounts receivable at October 31 were as follows (in thousands):

	2009	2008
Trade accounts receivable	$10,710	$7,130
Allowance for doubtful accounts	-	(296)
	$10,710	$6,834

The allowance for doubtful accounts activity was as follows (in thousands):

	2009	2008	2007
Balance, November 1	$296	$319	$928
Provision for doubtful accounts, net of
other reserve adjustments	(190)	-	(553)
Write-offs, net of recoveries	(106)	(23)	(56)
	$-	$296	$319

 The provision for doubtful accounts is included in general and administrative expense on the consolidated statement of operations.

Note 5.  Deferred Commissions

Total deferred commissions at October 31, 2009 and 2008 were $4,568,000 and $4,268,000.  Of these amounts, $1,333,000 and $834,000 were recorded as long-term deferred commissions and included in other assets at October 31, 2009 and 2008, respectively.

Note 6.  Equipment and Leasehold Improvements

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

The components of equipment and leasehold improvements at October 31 were as follows (in thousands):

	2009	2008
Equipment	$12,454	$13,450
Leasehold improvements	873	904
Total	$13,327	$14,354

Accumulated depreciation and amortization	(10,855)	(10,765)
	$2,472	$3,589

Depreciation and amortization expense was $1,836,000, $2,094,000 and $2,441,000 for 2009, 2008, and 2007, respectively.

Note 7.  Software Development Costs

A reconciliation of capitalized software development costs is as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance, October 31, 2007	$51,376	$(21,110)	$30,266
Capitalized software development costs	10,670	-	10,670
Amortization	-	(12,233)	(12,233)
Impairments	(4,617)	-	(4,617)
Write-off of fully amortized costs	(7,573)	7,573	-
Balance, October 31, 2008	49,856	(25,770)	24,086
Capitalized software development costs	4,842	-	4,842
Amortization	-	(9,024)	(9,024)
Write-off of fully amortized costs	(7,569)	7,569	-
Balance, October 31, 2009	$47,129	$(27,225)	$19,904

Amortization expense related to capitalized software development costs was $9,024,000, $12,233,000, and $10,739,000 for 2009, 2008, and 2007, respectively, and is included as a component of cost of revenues related to subscriptions and license fees in the consolidated statements of operations.

In 2008, we recorded impairment charges of $4,617,000 related to capitalized software development costs.  These charges, which are reported in cost of revenues, resulted from our evaluation of expected future revenues from certain products relative to the estimated capitalized software development costs.  There were no impairment charges in 2009.

In 2009 and 2008, we wrote off approximately $7,569,000 and $7,573,000 of software development costs and related accumulated amortization which were fully amortized and were no longer considered substantially in use.

Note 8.  Goodwill and Identified Intangible Assets

Goodwill

Goodwill was recorded for the excess of the purchase price of acquisitions over the fair value of identified tangible and intangible assets less the fair value of liabilities assumed in these acquisitions.  These acquisitions were completed in fiscal years 2000 through 2003 and the assets from these acquisitions are not a material part of our current SaaS strategy. Authoritative guidance requires that goodwill be reviewed for potential impairment annually, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. One of the indicators of impairment is a sustained decline in a company’s share price whereby market capitalization of the company is less than its book value for an extended period of time.  We began to experience such a decline starting in March 2008, following the release of our first quarter 2008 financial results.  After trading in a range near our book value throughout the summer, we experienced a further decline in our stock price as the financial markets reacted to the credit crisis facing major lending institutions, and worsening conditions in the overall economy. Based on these and other factors, we concluded in the fourth quarter of 2008 that our recorded goodwill was impaired.

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

Identified Intangible Assets

Identified intangible assets subject to amortization, resulting from our previous acquisitions, were as follows (in thousands):

	2009			2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology	$7,300	$(5,805)	$1,495	$7,300	$(5,320)	$1,980
Trademarks and
tradenames	-	-	-	1,380	(1,380)	-
Customer relationships
and lists	19,800	(18,911)	889	19,800	(18,057)	1,743
	$27,100	$(24,716)	$2,384	$28,480	$(24,757)	$3,723

Amortization expense and impairment charges related to the identified intangible assets presented above were as follows (in thousands):

	Fiscal Years Ended
	October 31,
	2009	2008	2007
Cost of revenues:
Amortization expense	$485	$821	$821
Impairment charges	-	467	-
	485	1,288	821
Operating expenses
Amortization expense	854	1,550	1,740
Impairment charges	-	1,422	-
	854	2,972	1,740
	$1,339	$4,260	$2,561

The estimated future amortization expense for the identified intangible assets presented above is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
2010	$485	$854	$1,339
2011	485	35	520
2012	485	-	485
2013	40	-	40
Thereafter	-	-	-
	$1,495	$889	$2,384

The future amortization amounts presented above are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In 2008, we recorded impairment charges of $1,889,000 related to acquired technology and customer assets.  The technology impairment charges of $467,000, which are reported in cost of revenues, resulted from our evaluation of expected future revenues from certain products given changes in product strategies formalized in the fourth quarter of 2008. These charges were primarily related to retired products and a decrease in the anticipated future cash flows from these products relative to the cash flows expected at the time these assets were purchased.  Impairment charges on customer relationships and lists totaled $1,422,000 and are reported in operating expenses.  These charges were also triggered by reductions in anticipated future revenues attributable to these assets.

There were no impairment charges on identified intangible assets in 2007 or 2009.

Note 9.  Revolving Loan

On June 4, 2007, we entered into a three-year senior secured credit facility which provides us with a revolving line of credit up to the lesser of $20 million or one times the Company’s trailing twelve months subscription and maintenance revenue.  Under the agreement, which expires in June 2010, we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or Libor Rate plus a sliding margin that is based on the amount of borrowings outstanding.  Borrowings under the agreement are secured by all of the assets of the Company. Financial covenants are limited to maximum annual levels of capitalized software development spending, and minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA) which are tested only when the unused portion of the line of credit plus our cash and cash equivalents on hand is less than $12.5 million.  We capitalized legal and banking fees of $523,000 associated with this credit facility.  These costs are being amortized over the three-year term of the agreement.  At October 31, 2009 and 2008, availability under the line was $20.0 million and there were no borrowings outstanding.

Note 10.  Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	October 31,
	2009	2008
Total deferred revenue	$53,698	$44,921
Less: Long-term portion	(15,678)	(8,916)
Current deferred revenue	$38,020	$36,005

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

Note 11.  Commitments and Contingent Liabilities

Operating Leases

We lease our various office facilities. Certain of these operating leases contain renewal options, escalation clauses and requirements that we pay taxes, insurance and maintenance costs.   Estimated amounts for these costs are included in future minimum rental payments.  Commitments for future minimum rental payments under non-cancelable operating leases are as follows (in thousands):

2010	$960
2011	158
2012	137
2013	52
$1,307

The lease for our current corporate headquarters in Bloomington, Minnesota, expires in June 2010. We currently anticipate that in 2010 we will either renew this lease for less square-footage, or execute a new lease for a different facility in or near Bloomington. The table above does not reflect these contemplated actions.

Rent expense was $1,509,000, $2,503,000, and $1,716,000 for 2009, 2008, and 2007, respectively.  Amounts for 2008 include rent expenses accrued for vacated facilities as discussed in Note 14.  In 2008, we accrued $904,000 for rent related to vacated facilities during our 2008 restructure.  See Note 14 for additional information regarding our 2008 restructure.

Royalty Agreements

Substantially all of the royalty commitments are related to one agreement for third-party products offered as part of our subscription solutions.  The agreement calls for fixed payments through November 2010.  The agreement also provides for the Company’s election to extend the agreement for an additional year. Amounts paid under this agreement are capitalized and amortized to cost of subscription revenue over our calculated dollar weighted average subscription period of approximately 24 months.  The weighted average subscription period is subject to periodic review and adjustment as appropriate.  As of October 31, 2009 we are subject to future minimum royalty payments of approximately $2,236,000 in 2010.

401(k) Plan

We have a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 3 months of service with the Company.  Our discretionary contributions are funded each year and totaled $675,000 in 2009, $805,000 in 2008, and $718,000 in 2007.
Employment Agreements

As of October 31, 2009, we had entered into various employment agreements with our executive officers, which provide for aggregate severance payments of up to approximately $1,546,000, subject to certain conditions and events.

Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  We are not aware of any pending legal proceedings the outcome of which could reasonably be expected to have a material unfavorable or favorable effect on our operating results, financial position or cash flows.

Note 12.  Stockholders’ Equity

Common Stock Issued

Shares of common stock issued pursuant to the exercise of stock options and for purchases under our employee stock purchase plan were 119,000, 85,000 and 56,000 shares for 2009, 2008, and 2007, respectively.

Common Stock Repurchased

We repurchased 1,471 and 38,386 shares of our common stock for an aggregate cost of approximately $4,000 and $109,000 during 2009 and 2008, respectively.  The shares were repurchased in accordance with employee elections to withhold shares to fund tax withholdings due upon vesting of restricted stock. Shares repurchased but not reissued are presented as treasury stock in the consolidated balance sheet.

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

On December 8, 2005, our Board of Directors approved the 2006 Stock Incentive Plan (“2006 Plan”), which was ratified at the annual meeting of stockholders on March 2, 2006.  The Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares, and other stock awards.  The total number of shares available for issuance under the 2006 Plan is equal to the sum of (a) the shares remaining under the Prior Stock Plans, and (b) any shares issued under the Prior Stock Plans that are forfeited, canceled, or expire without being exercised.  Effective with the adoption of the 2006 Plan, shares will no longer be issued under the Prior Stock Plans.  Stock options under the 2006 Plan are granted with an exercise price equal to the fair market value of our common stock on the date of grant.  Options granted to our outside directors are exercisable immediately.  All other options granted become exercisable ratably over a service period of three to four years and generally expire, if unexercised, after eight years from the grant date.

Stock option transactions under these plans were as follows (share amounts in thousands):

	2009	2008	2007
Options outstanding at beginning of year	2,617	2,522	2,876
Options granted	914	507	199
Options exercised	(9)	-	-
Options forfeited or expired	(576)	(412)	(553)
Options outstanding at end of year	2,946	2,617	2,522

Options exercisable at end of year	2,166	1,958	2,020

Weighted average exercise prices:
Outstanding at beginning of year	$7.40	$8.49	$8.83
Granted	1.30	2.89	4.35
Exercised	3.75	-	-
Forfeited	7.95	7.57	8.77
Outstanding at end of year	5.42	7.40	8.49
Exercisable at end of year	6.71	8.40	8.88

Stock options outstanding and exercisable at October 31, 2009 were as follows (share amounts in thousands):

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Years Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.96 - $0.96	130	7.0	$0.96	-	$-
$1.02 - $1.02	594	7.1	1.02	166	1.02
$1.57 - $2.96	592	6.5	2.66	498	2.60
$3.55 - $5.92	346	4.9	4.29	231	4.30
$6.57 - $18.50	1,284	2.9	9.49	1,271	9.51
	2,946	4.9	$5.42	2,166	$6.71

In addition to these plans, we also have an Employee Stock Purchase Plan under which employees are entitled to purchase our common stock at a 15% discount to the market price at the beginning or end of the quarterly purchase period as defined in the plan, whichever is lower. We incurred $77,000, $81,000 and $72,000 in 2009, 2008 and 2007, respectively, for the purchase discount that is included in stock compensation expense.

Note 13.  Stock-Based Compensation

Stock-based compensation expense is recognized for employee awards granted, modified, or settled subsequent to October 31, 2005, and the unvested portion of awards granted to employees prior to November 1, 2005.  We use the straight-line method to recognize compensation expense over the requisite service period of the award, which we have determined to be the vesting period, and an annual pre-vesting forfeiture rate of 13% in 2009 and 2008 and 8% in 2007, which was determined based on historical pre-vesting forfeiture data.  The fair value of option awards in 2009, 2008 and 2007 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	2009	2008	2007
Expected life	4.6 years	4.6 years	4.3 years
Risk free rate of return	1.5%-2.6%	2.6%-2.9%	4.4%-5.1%
Volatility	49%	49%	49%
Dividend yield	0%	0%	0%

We review our current assumptions on a periodic basis and adjust them as necessary to ensure proper option valuation.  The expected life of an award was determined based on our analysis of historical exercise behavior taking into consideration various participant demographics and option characteristic criteria.  The risk-free rate of return is based on the yield on zero coupon U.S. Treasury STRIPS with a remaining life that is consistent with the expected life of the options being valued.  Our estimate of volatility was principally determined by examining our historical stock price volatility.

Total stock-based compensation expense recorded for the years ended October 31, 2009, 2008 and 2007 was $1,222,000, $1,012,000 and $1,174,000, respectively.

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  The total intrinsic value of all options exercised during the fiscal year ended October 31, 2009 was approximately $8,000.  There were no options exercised in the year ended October 31, 2008.  The total intrinsic value of all exercisable options outstanding at October 31, 2009 and 2008 was $1,532,000 and $0, respectively.  The weighted average fair value of options granted during the year ended October 31, 2009 and 2008 was $0.55 per share and $1.08 per share, respectively.

As of October 31, 2009 and 2008, the total unrecognized compensation cost related to unvested stock-based compensation arrangements was approximately $0.7 million and $1.2 million, respectively, and the related weighted average period over which it is expected to be recognized remained at approximately two years.

Note 14.  Restructuring, Impairments and Other Charges

There were no restructuring, impairments or other charges in 2009.  Restructuring, impairments and other charges for 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Restructuring charges:
Severance and related benefits for U.K.
headcount reduction	$70	$-
Severance and related benefits for U.S.
and Canada headcount reduction	3,112	288
U.K. facility closure liabilities	-	(766)
U.S. facility closure liabilities	1,045	-
	4,227	(478)
Impairment charges:
Identified intangible assets	1,889	-
Fixed assets	168	-
Capitalized product development	4,617	531
Goodwill	71,865	-
	78,539	531
Other charges:
Executive officer changes	932	-
	$83,698	$53

Amounts included in:
Cost of revenue	$5,085	$531
Operating expenses	78,613	(478)
	$83,698	$53

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

The restructuring reserve activity was as follows (in thousands):

	Severance
	and related	Facility
	benefits	closings	Total
Reserve balance at October 31, 2007	$424	$616	$1,040
Provision for restructuring	3,146	952	4,098
Cash payments	(1,806)	(427)	(2,233)
Other	-	(112)	(112)
Reserve balance at October 31, 2008	1,764	1,029	2,793
Cash payments	(1,560)	(657)	(2,217)
Other	-	(5)	(5)
Reserve balance at October 31, 2009	$204	$367	$571

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

Note 15.  Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	2009	2008	2007
United States	$701	$(95,456)	$(15,396)
Foreign	256	422	1,128
	$957	$(95,034)	$(14,268)

The components of income tax expense (benefit) were as follows (in thousands):

	2009	2008	2007
Federal	$-	$(3,137)	$608
State and local	-	-	-
	$-	$(3,137)	$608

Current tax expense	$-	$-	$-
Deferred tax expense	-	(3,137)	608
	$-	$(3,137)	$608

In 2007, income tax expense of $608,000 was related to tax deductible goodwill.  In 2008, full impairment of the tax-deductible goodwill, as discussed in Note 8 above, resulted in the reversal of the cumulative deferred tax liability and a corresponding income tax benefit of $3,137,000.

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows (in thousands):

	2009	2008	2007
U.S. federal statutory rate at 34%	$325	$(32,311)	$(4,851)
Meals and entertainment	101	109	67
Stock options	26	27	24
Goodwill	-	15,769	608
Net operating loss adjustments	5,247	-	-
Other non-deductible expenses	-	138	91
No benefit from foreign (income) loss	(87)	(144)	(383)
(Decrease) Increase in deferred tax valuation allowance	(5,612)	13,275	5,052
	$-	$(3,137)	$608

The components of the net deferred tax liability at October 31 were as follows (in thousands):

	2009	2008
Current:
Accrued liabilities and reserves	$4,395	$5,511
Valuation allowance	(4,395)	(5,511)
Net current deferred tax asset	-	-
Long-term:
Net operating loss carryforward	67,666	69,450
Tax credit carryforwards	608	608
Product development expense recognition	431	3,381
Equipment basis difference	(420)	(422)
Identified intangible asset basis difference	(140)	(627)
Goodwill basis difference	4,650	5,218
Other	1,925	1,608
Valuation allowance	(74,720)	(79,216)
Net long-term deferred tax liability	-	-
	$-	$-

At October 31, 2009 and 2008, our deferred tax assets were fully reserved.  At October 31, 2009, approximately $64,790,000 of the deferred tax asset relates to our net operating loss carryforwards in the U.S. of approximately $161,974,000, which expire in varying amounts between 2010 and 2028.  These loss carryforwards include those of Lightspan, a U.S. company acquired in the first quarter of 2004, as limited by Section 382 of the Internal Revenue Code.  Also included in our deferred tax asset was $2,876,000 related to net operating loss carryforwards of approximately $9,464,000 in our foreign subsidiaries.  We have provided a full valuation allowance related to these foreign deferred income tax assets due to the uncertainty in realization of future taxable income in these jurisdictions.

Realization of our U.S. deferred tax asset is dependent on generating sufficient taxable income in the U.S. prior to expiration of these loss carryforwards.  Our history of cumulative operating losses over the past several years has led to our current assessment that it is more likely than not that our net deferred taxes will not be realized.  As a result, our deferred tax assets are fully reserved and will remain fully reserved until the related tax benefits are realized through the generation of taxable income in a particular year, or until we can demonstrate a history of generating taxable income.  Since as discussed above, we have fully impaired our goodwill, subsequent realization of all deferred tax assets will be recorded as a reduction of income tax expense in the year realized.

In 2008, we recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.

In 2008, we increased our gross deferred tax assets by $11,476,000, related to the increase in the value of our net operating losses resulting from the review of tax limitations on the utilization of net operating losses per Section 382 of the Internal Revenue Code.

Note 16.  Segment and Geographic Information
               We operate in one industry segment, which is the development and marketing of educational software and related services.  Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the product and services are sold.  Information about our geographic operations is as follows (in thousands):

	2009	2008	2007
Revenues from unaffiliated customers:
United States	$64,733	$67,527	$68,737
Foreign	450	874	895
	$65,183	$68,401	$69,632

Long-term assets (at October 31):
United States	$28,039	$34,707	$120,755
Foreign	-	-	6
	$28,039	$34,707	$120,761

Note 17.  Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
	January 31	April 30	July 31	October 31	Total

2009:
Revenues	$16,037	$15,507	$16,739	$16,900	$65,183
Gross profit	9,282	8,572	9,615	9,848	37,317
Operating expenses	9,091	8,397	9,368	9,380	36,236
Net income	259	123	184	391	957
Basic and diluted income per share(1)	$0.01	$0.01	$0.01	$0.02	$0.04

2008:
Revenues	$16,135	$16,245	$18,638	$17,383	$68,401
Gross profit	7,468	7,018	9,333	3,114	26,933
Operating expenses	11,419	13,346	11,231	86,225	122,221
Net loss (2)	(3,911)	(6,473)	(2,061)	(79,452)	(91,897)
Basic and diluted loss per share (1)	$(0.16)	$(0.27)	$(0.09)	$(3.32)	$(3.85)

(1) The sum of the quarterly income (loss) per share does not equal the annual income (loss) per share due to rounding and changes in average shares outstanding.
(2) In the fourth quarter of 2008, we incurred $5,085 of asset impairment charges related to certain product development assets and identified technology intangible assets. These charges were recorded in cost of revenues, which reduced gross profit. Restructuring, impairment and other charges of
$1,635, $800 and $76,178 for second, third and fourth quarters, respectively, were included in operating expenses. See Notes 7, 8 and 14 to the Consolidated Financial Statements. The fourth quarter of fiscal 2008 also includes a tax benefit of $3,137 related to the elimination of the deferred tax liability on tax-deductible goodwill. See Note 15 to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of October 31, 2009.

The effectiveness of our internal control over financial reporting as of October 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS.

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our directors and identification of an audit committee financial expert is set forth under the captions “Election of Directors” and “Committees and Meetings of the Board of Directors” in our 2010 Proxy Statement and is incorporated herein by reference.

Information with respect to our Executive Officers as of January 1, 2010 is as follows:

Name	Age	Position
Vincent P. Riera	39	President and Chief Executive Officer
Robert J. Rueckl	48	Vice President and Chief Financial Officer

Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Vincent P. Riera joined PLATO Learning in April 2007 as Senior Vice President, K-12 Sales, was appointed Senior Vice President, Sales and Service in September 2007 and became President and Chief Executive Officer on November 1, 2008.  Prior to that, Mr. Riera served as Vice President at Gateway, Inc. and held a wide range of sales and sales leadership positions at GE Capital, Equant, Inc. and MCIWorldcom.

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

The information required by Item 405 of Regulation S-K is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 of this Annual Report on Form 10-K is set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Director Compensation” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Our equity compensation plan information as of October 31, 2009 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans
approved by security holders	2,946,000	$5.42	1,238,000
Equity compensation plans not
approved by security holders	-	-	-
Total	2,946,000	$5.42	1,238,000

All other information required by Item 12 of this Annual Report on Form 10-K is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of this Annual Report on Form 10-K is set forth under the captions “Certain Relationships and Related Transactions” and “Other Compensation Arrangements” in our 2010 Proxy Statement and is incorporated herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Fees Paid to Principal Accountants” in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

1. Financial Statements.

The following Consolidated Financial Statements and Report of
Independent Registered Public Accounting Firms as set forth in Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations for the fiscal years ended October 31, 2009, 2008 and 2007.

Consolidated Balance Sheets as of October 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the fiscal years ended October 31, 2009, 2008 and 2007.

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
PLATO LEARNING, INC.	By /s/ Vincent P. Riera
January 14, 2010	Vincent P. Riera
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 14, 2010.

Signature:	Title:
/s/ Vincent P. Riera	President and Chief Executive Officer
Vincent P. Riera	(principal executive officer)

/s/ Robert J. Rueckl	Vice President and Chief Financial Officer
Robert J. Rueckl	(principal financial officer)

________*________
David W. Smith	Chairman of the Board

________*________
Steven R. Becker	Director

________*________
Matthew A. Drapkin	Director

________*________
Susan E. Knight	Director

________*________
John G. Lewis	Director

________*________
M. Lee Pelton	Director

________*________
Robert S. Peterkin	Director

________*________
J. Ted Sanders, Ed.D.	Director

*	/s/ Robert J. Rueckl
Robert J. Rueckl
Attorney-in Fact

EXHIBIT INDEX TO FORM 10-K
For the Fiscal Year Ended:	Commission File No.
October 31, 2009	0-20842

Exhibit Number	Description
3.01	Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Registration Statement on Form S-1 (File Number 33-54296).
3.02
Amended and Restated Bylaws of PLATO Learning, Inc., Amended as of September 11, 2008, are incorporated by reference to the corresponding exhibit of our Current Report on Form 8-K dated September 17, 2008 (File Number 0-20842).

3.03
Certificate of Amendment of Amended Certificate of Incorporation is incorporated by reference to the corresponding exhibit of our Annual Report on Form 10-K for the year ended October 31, 2001 (File Number 0-20842).

3.04
Certificate of Amendment of Certificate of Incorporation, filed November 6, 1992, is incorporated by reference to Exhibit 3.05 of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

3.05
Certificate of Amendment of Amended Certificate of Incorporation, filed March 20, 2002, is incorporated by reference to Exhibit 3.06 of our Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File Number 0-20842).

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
10.10
Forms of stock appreciation rights agreement for 2006 Stock Incentive Plan, are incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K, dated January 12, 2007 (File Number 0-20842).*

10.11	Directors Compensation Plan, as amended, is incorporated by reference to Exhibit 10.33 of our Current Report on Form 8-K, dated March 31, 2008 (File Number 0-20842).*
10.12
Credit Agreement, dated June 4, 2007, and amended on December 30, 2008, by and among PLATO Learning, Inc. Wells Fargo Foothill, Inc. and the other parties that are signatories thereto, is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 5, 2007 (File Number 0-20842).

10.13	Form of Employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated September 10, 2007 (File Number 0-20842).*
10.14	PLATO Learning, Inc. 2008 Executive Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K dated January 24, 2008 (File Number 0-20842).*
10.15	PLATO Learning, Inc. 2008 Executive Annual Equity Incentive Plan, incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K, dated March 31, 2008 (File Number 0-20842).*
10.16	Forms of stock option agreement, are incorporated by reference to Exhibit 10.30 of our Current Report on Form 8-K, dated March 31, 2008 (File Number 0-20842).*
10.17	Forms of performance shares agreement, are incorporated by reference to Exhibit 10.31 of our Current Report on Form 8-K, dated March 31, 2008 (File Number 0-20842).*
10.18	Form of stock appreciation rights agreement, are incorporated by reference to Exhibit 10.32 of our Current Report on Form 8-K, dated March 31, 2008 (File Number (0-20842).*
10.19	Forms of employee restricted stock unit agreement, are incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K, dated May 19, 2008 (File Number 0-20842).*
10.20	PLATO Learning, Inc. 2009 Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, dated December 11, 2008 (File Number 0-20842).*
10.21	PLATO Learning, Inc. 2010 Leadership Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, dated December 18, 2009 (File Number 0-20842). *
10.22
Form of Stock Appreciation Rights Agreement for 2010 Leadership Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, dated December 18, 2009 (File Number 0-20842).*

10.23
Form of Performance Share Award Agreement for 2010 Leadership Incentive Plan, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, dated December 18, 2009 (File Number 0-20842).*

10.24	Employment Agreement with James T. Lynn, is incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K, dated January 14, 2008 (File Number 0-20842).*

10.25	Employment Agreement with Robert J. Rueckl, is incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K, dated January 14, 2008 (File Number 0-20842).*
10.26	Employment Agreement with Vincent Riera is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, dated September 25, 2008 (File Number 0-20842).*
10.27
Agreement between PLATO Learning, Inc and Steven R. Becker, BC Advisors, LLC, SRB Management, and Matthew A. Drapkin, is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, dated February 5, 2009 (File Number 0-20842)*

10.28	Separation Letter from PLATO Learning to James T. Lynn.*
21.01	Subsidiaries of the Registrant.**
23.01	Consent of Independent Registered Public Accounting Firm.**
24.01	Power of Attorney.**
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
* Denotes management contract or compensatory plan, contract or arrangement
** Filed herewith