Form 10-Q
period 2010-01-31
PLATO LEARNING INC
filed 2010-03-12
CIK 893965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
or
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒  No 

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
Large accelerated filer    Accelerated filer ☒     Non-accelerated filer      Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  24,410,861 shares of common stock, $.01 par value, outstanding as of February 26, 2010.

       PLATO LEARNING, INC.
       Form 10-Q
       Quarterly Period Ended January 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2010	2009
REVENUES
Subscriptions	$10,968	$9,868
License fees	549	1,004
Services	4,070	5,165
Total revenues	15,587	16,037

COST OF REVENUES
Subscriptions	4,064	3,888
License fees	234	439
Services	2,186	2,428
Total cost of revenues	6,484	6,755

GROSS PROFIT	9,103	9,282

OPERATING EXPENSES
Sales and marketing	5,382	5,887
General and administrative	1,948	2,424
Software maintenance and development	495	567
Amortization of intangibles	213	213
Total operating expenses	8,038	9,091

OPERATING INCOME	1,065	191

Other (expense) income, net	(63)	68

INCOME BEFORE INCOME TAXES	1,002	259

Income tax expense	-	-

NET INCOME	$1,002	$259

NET INCOME PER SHARE
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	24,298	23,983
Diluted	25,247	24,260

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 31,	October 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,653	$28,164
Accounts receivable, net	7,995	10,710
Other current assets	5,828	6,539
Total current assets	41,476	45,413

Equipment and leasehold improvements, net	2,352	2,472
Software development costs, net	19,051	19,904
Identified intangible assets, net	2,050	2,384
Other long-term assets	3,231	3,279
Total assets	$68,160	$73,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,918	$1,070
Accrued compensation	2,102	3,805
Other accrued liabilities	1,405	2,457
Deferred revenue	33,700	38,020
Total current liabilities	39,125	45,352

Long-term deferred revenue	15,783	15,678
Total liabilities	54,908	61,030

Stockholders' equity:
Common stock, $.01 par value, 50,000 shares authorized;
24,442 shares issued and 24,382 shares outstanding at
at January 31, 2010; 24,342 shares issued and 24,282
shares outstanding at October 31, 2009	244	243
Additional paid-in capital	172,381	172,560
Treasury stock at cost	(319)	(319)
Accumulated deficit	(157,831)	(158,833)
Accumulated other comprehensive loss	(1,223)	(1,229)
Total stockholders' equity	13,252	12,422
Total liabilities and stockholders' equity	$68,160	$73,452

See Notes to Condensed Consolidated Financial Statements.

PLATO Learning, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,002	$259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,170	2,840
Stock-based compensation	(71)	264
Other adjustments	-	14
Changes in operating assets and liabilities:
Accounts receivable	2,715	2,132
Other current and long-term assets	715	994
Accounts payable	848	(1,506)
Other current liabilities	(2,752)	(5,366)
Deferred revenue	(4,215)	(5,706)
Total adjustments	410	(6,334)
Net cash provided by (used in) operating activities	1,412	(6,075)

INVESTING ACTIVITIES:
Capitalized software development costs	(1,564)	(1,648)
Purchases of equipment and leasehold improvements	(255)	(98)
Net cash used in investing activities	(1,819)	(1,746)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of repurchases	(107)	37
Repayments of capital lease obligations	(3)	(3)
Net cash (used in) provided by financing activities	(110)	34

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	6	43

Net decrease in cash and cash equivalents	(511)	(7,744)

Cash and cash equivalents at beginning of period	28,164	20,018

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,653	$12,274

See Notes to Condensed Consolidated Financial Statements.

PLATO LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  The October 31, 2009 condensed consolidated balance sheet data was derived from our audited financial statements at that date.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  We have included all normal recurring and other adjustments considered necessary to give a fair statement of our operating results for the interim periods shown.  Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

Note 2.  Summary of Significant Accounting Policies

General

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation as they involve subjective or complex judgments:

•	Revenue recognition
•	Capitalized software development costs
•	Valuation of deferred income taxes
•	Impairment analysis of identified intangible assets

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” The standard permits the use of estimated selling price to determine the value of separate units of accounting in multiple element arrangements if vendor-specific objective evidence (VSOE) or third-party evidence of selling price does not exist. The use of the residual method is no longer allowed.

We adopted ASU 2009-13 in the first quarter of 2010 on a prospective basis.  We use VSOE to determine the fair value of the majority of our products.  In a few cases, we use third party evidence (TPE) to determine the fair value.   When VSOE or TPE exists for the products in multiple element arrangements, the amount billed to the customer for the entire order is allocated to the products in the arrangement based on these values. With the adoption of ASU 2009-13, when we do not have VSOE or TPE on a product, the estimated selling price will be used as the basis for the allocation.

We use stand alone sales of each type of product to determine VSOE.  Standard volume and term discounts are taken into consideration when performing the analysis.  In order to establish VSOE, we follow the guideline that 80% of the standalone transactions fall within plus or minus 15% of the median price. Other factors taken into consideration that affect pricing of our products include the type of customer and their geographical location.  Under ASU 2009-13, estimated selling price will be used when VSOE or TPE do not exist. We consider a number of factors in the determination of estimated selling price, including, but not limited to, pricing practices, similar products and customer’s geographic location.

Prior to the adoption of ASU 2009-13, there were two types of arrangements for which we were not able to establish VSOE for all products in the arrangement. In these circumstances, revenue on products and services included in the arrangement that otherwise would have been recognized on delivery was deferred and recognized ratably over the term of the arrangement. Because ASU 2009-13 provides for the use of estimated selling price when VSOE (or TPE) does not exist, these arrangements will now be allocated on the basis of estimated selling price and revenue previously deferred will now be recognized on delivery.

The adoption of ASU 2009-13 in our first quarter fiscal year 2010 did not have a material effect on our consolidated financial statements.

There have been no other significant new accounting principles applied during the first three months of 2010.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2009.

Net Income per Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed on the basis of the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period.  Components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2010	2009

Net income available for common shareholders	$1,002	$259

Weighted average common shares outstanding	24,298	23,983
Dilutive effect of employee stock options and awards	949	277
Common shares and common share equivalents	25,247	24,260
Net income per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Approximately 1,628,000 and 2,622,000 stock options with exercise prices greater than the average market price of our common stock for the three months ended January 31, 2010 and 2009, respectively, were excluded from the calculations of diluted income per share because they were anti-dilutive.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which adds and clarifies certain disclosures about the use of fair value measurements in financial statements.  The provisions are effective for our second quarter of fiscal year 2010 and are not expected to have a material effect on our consolidated financial statements.

In October 2009, the FASB’s Emerging Issues Task Force (EITF) issued authoritative guidance addressing revenue arrangements with multiple deliverables.  The guidance eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services.  Instead, revenue arrangements with multiple deliverables should be divided into separate units provided the deliverables meet certain criteria.  This guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price.  The guidance also provides a hierarchy for estimating the selling price of each of the deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified at the beginning of our fiscal year 2011; however, earlier application is permitted.  We adopted this guidance during our first quarter of fiscal year 2010, and it did not have a material effect on our consolidated financial statements.  See our “Summary of Significant Accounting Policies - General” section for more detailed information.

In October 2009, the FASB’s EITF issued authoritative guidance that updated software revenue arrangements that also include tangible products.  The amendments exclude tangible products and software essential to the tangible product’s functionality from the software revenue guidance.  The guidance required we adopt ASU 2009-14 simultaneously to our adoption of ASU 2009-13.  The provisions did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as provided for under separate accounting guidance topics.  The provisions were effective for our first quarter fiscal year 2010 and did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The provisions were adopted by us in the first quarter of fiscal 2010 and did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary.  This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  The provisions were adopted by us in the first quarter of fiscal year 2010 and did not have a material effect on our consolidated financial statements.

Note 3.  Stock-Based Compensation

We use the straight-line method to recognize stock-based compensation expense over the requisite service period of the award.

Stock option activity for the three months ended January 31, 2010 is as follows (in thousands):

Options Outstanding
Options outstanding at October 31, 2009	2,946
Options granted	317
Options exercised	(5)
Options forfeited or cancelled	(40)
Options outstanding at January 31, 2010	3,218

Options exercisable at January 31, 2010	2,371

	Three Months Ended
	January 31,
	2010	2009
Stock-based compensation (benefit) expense
before adjustment	$240	$348
Adjustment for forfeitures	310	84
Total stock-based compensation (benefit) expense	$(70)	$264

Authoritative guidance provides that differences between actual and estimated stock option forfeitures are not recognized until the first vesting date following the actual forfeiture of an option.  Generally, our stock options are granted during the first quarter of each fiscal year, and therefore recorded stock option forfeitures are typically greatest during that quarter. Stock option forfeitures reduced stock-based compensation expense by $310,000 and $84,000 in the first three months of 2010 and 2009, respectively.

Note 4. Deferred Commissions

Employee commissions on the sale of our products and services are earned at the time of invoicing and paid monthly.  The related expense is deferred and amortized over the non-cancellable terms of the related customer contracts on the basis that the commission charges are so closely related to the revenue from such contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized.  Total deferred commissions at January 31, 2010 and October 31, 2009 were $4,205,000 and $4,568,000, of which $1,342,000 and $1,333,000, respectively, were recorded as long-term deferred commissions and included in other long-term assets on our balance sheet.

Note 5.  Software Development Costs

A reconciliation of capitalized software development costs is as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance, October 31, 2009	$47,129	$(27,225)	$19,904
Capitalized software development costs	1,564	-	1,564
Amortization	-	(2,417)	(2,417)
Balance, January 31, 2010	$48,693	$(29,642)	$19,051

Note 6.  Identified Intangible Assets

Identified intangible assets subject to amortization were as follows (in thousands):

	As of January 31, 2010			As of October 31, 2009
	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value	Gross Carrying Value	Accumulated Amortzation	Net Carrying Value
Acquired technology	$7,300	$(5,926)	$1,374	$7,300	$(5,805)	$1,495
Customer relationships
and lists	19,800	(19,124)	676	19,800	(18,911)	889
	$27,100	$(25,050)	$2,050	$27,100	$(24,716)	$2,384

Amortization expense for the identified intangible assets presented above was as follows (in thousands):

	Three Months Ended
	January 31,
	2010	2009
Amortization of intangible assets included in:
Cost of revenues	$121	$121
Operating expenses	213	214
	$334	$335

Estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
Remainder of 2010	$364	$641	$1,005
2011	485	35	520
2012	485	-	485
2013	40	-	40
	$1,374	$676	$2,050

The future annual amortization amounts presented above are estimates.  Actual amortization expense may be different due to the acquisition, impairment, or accelerated amortization of identified intangible assets.

Note 7.  Deferred Revenue

Deferred revenue consists of billings made in advance of delivery of subscription and other services and is recognized when revenue recognition criteria are met.  We generally invoice our customers in full upon receipt of their subscription order. In circumstances where we do not bill the full subscription upon order, we do not include these unbilled amounts in deferred revenue.  Accordingly, the deferred revenue balance does not represent the total remaining contract value of all non-cancelable subscription agreements. The components of deferred revenue were as follows (in thousands):

	As of	As of
	January 31,	October 31,
	2010	2009

Total deferred revenue	$49,483	$53,698
Less: Long-term portion	(15,783)	(15,678)
Current deferred revenue	$33,700	$38,020

Note 8.  Restructuring and Other Charges

At various times over the past several years we have incurred restructuring costs related to our transition to a subscription-based business model during this period.  These costs primarily include severance and facility closings in the U.S. and U.K.

The restructuring reserve activity (included in other accrued liabilities) from October 31, 2009 through January 31, 2010 was as follows (in thousands):

	Severance
	and related	Facility
	costs	closings	Total
Reserve balance at October 31, 2009	$204	$367	$571
Cash payments	(134)	(35)	(169)
Foreign currency translation adjustment	-	(10)	(10)
Reserve balance at January 31, 2010	$70	$322	$392

There were no restructuring charges during the first three months of 2010 or 2009.

Note 9. Comprehensive Income

Total comprehensive income was as follows (in thousands):

	Three Months Ended
	January 31,
	2010	2009
Net income	$1,002	$259
Foreign currency translation adjustments	6	43
Total comprehensive income	$1,008	$302

Income tax effects for the components of other comprehensive income were not significant because our deferred tax assets are fully reserved.  Accumulated other comprehensive loss was $1,223,000 and $1,229,000 at January 31, 2010 and October 31, 2009, respectively.

Note 10. Income Taxes

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

With our history of net operating losses and significant taxable losses over the past several years, we have not had the need to perform an extensive evaluation of the impact of the provisions of Section 382 of the Internal Revenue Code on potential limitations on the usability of those net operating losses.  As we approach the possibility of taxable income in upcoming years, we are currently undergoing a more extensive Section 382 study to determine the limitations, if any, on the availability of our historical net operating losses to offset future taxable income.  We expect this study to be completed by the end of fiscal 2010.

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

Beginning in late fiscal year 2005, we implemented a strategy to deliver our products and solutions on a subscription basis using a new internet-based learning management platform we market as the PLATO Learning Environment, or PLE. As of January 31, 2010, approximately 1,400 school districts, community colleges and other educational institutions across 50 states subscribed to our instructional solutions delivered on PLE, and over 1.8 million students, teachers and administrators at these institutions were registered to use PLE.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate our critical accounting policies and estimates, and have identified the policies relating to the following areas as those that are significant to our financial statement presentation, and require difficult, subjective, or complex judgments:

•	Revenue recognition
•	Capitalized software development costs

•	Valuation of deferred income taxes
•	Impairment analysis of identified intangible assets

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” The standard permits the use of estimated selling price to determine the value of separate units of accounting in multiple element arrangements if vendor-specific objective evidence (VSOE) or third-party evidence of selling price does not exist. The use of the residual method is no longer allowed.  We adopted ASU 2009-13 in the first quarter of 2010.

In October 2009, the FASB’s EITF issued authoritative guidance that updated software revenue arrangements that also include tangible products.  The amendments exclude tangible products and software essential to the tangible product’s functionality from the software revenue guidance.  The guidance required we adopt ASU 2009-14 simultaneously to our adoption of ASU 2009-13.  The provisions did not have a material effect on our consolidated financial statements.

There have been no other significant new accounting principles applied during the first three months of 2010.  For a more complete discussion of our accounting policies refer to Note 2 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2009.

General Factors Affecting our Financial Results

There are a number of general factors that affect our results from period to period. These factors are discussed below.

Revenue. In 2008, we completed a transition of our business model from one that sells one-time perpetual licenses to software, for which revenue is generally recognized up-front upon delivery, to one that sells subscription-based products, for which revenue is recognized over the subscription period. In 2009, a meaningful, but declining portion of our revenues continued to be derived from sales of perpetual licenses and related maintenance. These revenues are reported as license fees and software maintenance (included in services revenue) in our consolidated statement of operations. As these revenues decline and subscription revenues grow as a percentage of total revenues, we expect our period to period revenues to become more comparable and predictable.

Cost of Revenues and Gross Profit. Our cost of revenues and gross profit during a period is dependent on a number of factors. License fee and software maintenance revenues historically have had high gross profit due to the low direct cost of delivering these products and services. As a result, the mix of these revenues to total revenues in a given period significantly influences reported total gross profit. In addition, a large portion of our costs of revenue are fixed in nature. These costs include amortization of capitalized software development and purchased technology, depreciation and other infrastructure costs to support our hosted subscription services, customer support operations, and full-time professional services personnel who deliver our training services. Accordingly, increases in revenues allow us to leverage these costs resulting in higher gross profit, while decreases in revenues have the opposite effect.

        Operating Expenses.  Incentive compensation is a significant variable component of our sales and marketing expenses, approximating 8% to 9% of total revenues in any given period. Sales and marketing expenses also include costs such as travel, tradeshows, and conferences that can vary with revenue activity or individual events that occur during the period.

General and administrative expenses are substantially fixed in nature. However, certain components may vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.

Software maintenance and development expense in our consolidated statements of operations does not reflect our total level of software product spending. Costs to enhance or maintain existing products, or to develop products prior to the application development stage, are charged to software maintenance and development expense as incurred. Costs incurred to develop new products after the preliminary project stage is completed, which represent the majority of our total development spending, are capitalized and amortized to cost of revenues. Accordingly, software maintenance and development expense in our consolidated statement of operations can fluctuate from period to period, in terms of both total dollars and as a percentage of revenue, based on the nature and timing of activities occurring during the period.

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

Results of Operations

Revenues

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of revenues and should be read in conjunction with Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2009, which discusses our accounting policies regarding revenue recognition:

Order Information (in thousands)

	Three Months Ended
	January 31,
	2010	2009	Percent Increase (Decrease)
Subscriptions & related services:
Subscriptions	$8,545	$6,674	28.0%
Professional services	1,389	1,196	16.1%
Other	652	758	(14.0%)
Subtotal	10,586	8,628	22.7%

Legacy products and services:
License fees	239	1,031	(76.8%)
Software maintenance	673	1,180	(43.0%)
Subtotal	912	2,211	(58.8%)

Total orders	$11,498	$10,839	6.1%

Revenue by Category (in thousands):

	Three Months Ended
	January 31,
	2010	2009	Percent Increase (Decrease)
Subscriptions & related services:
Subscriptions	$10,968	$9,868	11.1%
Professional services	1,972	1,951	1.1%
Other	652	747	(12.7%)
Subtotal	13,592	12,566	8.2%

Legacy products and services:
License fees	549	1,004	(45.3%)
Software maintenance	1,446	2,467	(41.4%)
Subtotal	1,995	3,471	(42.5%)

Total revenues	$15,587	$16,037	(2.8%)

Total revenues for the first quarter of 2010 declined 2.8% to $15.6 million, from $16.0 million for the same period in 2009.

Subscription revenues grew $1.1 million, or 11.1%, from $9.9 million in the first quarter of 2009 to $11.0 million for the same period this year. The increase in subscription revenue reflects continued growth in our base of subscription customers.  As of January 31, 2010, approximately 1,400 educational institutions were subscribed to our PLE platform, up from approximately 1,190 institutions as of January 31, 2009.

Revenues from license fees on the sale of legacy perpetual license products and related software maintenance revenue totaled $2.0 million, a decline of 42.5% from the same period last year. The decline in license fees and software maintenance revenue reflects our de-emphasis on sales of non-strategic products licensed on a perpetual basis.

Professional services revenues totaled $2.0 million for the quarter, consistent with the same period last year.

Cost of Revenue

Total cost of revenue for the first quarter decreased $0.2 million to $6.5 million, or 4.0%, from the same period in 2009.  Subscription cost of revenue increased $0.2 million, or 4.5%, on increased software development amortization associated with the release of PLE version 1.3 earlier in fiscal 2009, and the release of PLE version 2.0 in the first quarter of this year.

License fee cost of revenue in the first quarter declined $0.2 million compared to the first quarter of 2009 on lower license fee revenue as discussed above. Services cost of revenue decreased 10.0% to $2.2 million from $2.4 million for the same period last year due to lower support costs resulting from our declining base of customers using our legacy perpetual products.

Operating Expenses

The following table summarizes the amounts and percentage change in amounts from the corresponding period during the previous year for certain operating expense line items.

	Three Months Ended		Percent
	January 31,		Increase
	2010	2009	(Decrease)
Sales and marketing	$5,382	$5,887	(8.6%)
General and administrative	1,948	2,424	(19.6%)
Software maintenance and development	495	567	(12.7%)
Amortization of intangibles	213	213	0.0%
Total operating expenses	$8,038	$9,091	(11.6%)

Total operating expenses were $8.0 million for the first quarter of 2010, a decrease of 11.6%, or $1.1 million, from the same period in 2009.  As discussed further below, the decline generally reflects continued efficiencies of the software-as-a-service business model.

Sales and marketing expenses declined $0.5 million for the first quarter of 2010, on reduced travel costs and professional fees from the same period in 2009.  None of these declines were due to a reduction in our field direct sales force, which has remained consistent from the same period last year.

 General and administrative costs declined 19.6% to $1.9 million for the first quarter of 2010 from the same period in 2009 due primarily to reductions in headcount and stock compensation expense.

Software maintenance and development expenses in the first quarter of 2010 remained consistent with the same period in 2009, reflecting the increasing stability of our PLE platform, the quality of new product releases and reduced maintenance on legacy products.

Other (Expense) Income, Net

Other (expense) income consists primarily of interest income on our cash and cash equivalent balances, net of the costs of maintaining availability on our line of credit.  The deterioration in other (expense) income from the first quarter 2009 to the same period of 2010 is primarily due to lower interest income from declining interest rates offset by higher average cash balances.

Revenue Backlog

We define revenue backlog as the total of deferred revenue reported on our balance sheet plus unbilled amounts due under non-cancelable subscription agreements, which are not included in the balance sheet.  Following is a reconciliation of deferred revenue to revenue backlog, and the components of revenue backlog, as of January 31, 2010 and 2009 (in thousands):

	As of January 31,
	2010	2009	Percent Increase (Decrease)

Reconciliation:
Total deferred revenue	$49,483	$39,215	26.2%
Add: Unbilled amounts due under
non-cancelable subscription agreements	14,592	9,329	56.4%
Revenue Backlog	$64,075	$48,544	32.0%

Components of Revenue Backlog:
Subscriptions and related services:
Subscriptions	$53,688	$38,360	40.0%
Professional services	6,829	4,366	56.4%
Subtotal	60,517	42,726	41.6%
Legacy products and services:
License fees	85	488	(82.6%)
Software maintenance	3,473	5,330	(34.8%)
Subtotal	3,558	5,818	(38.8%)

Total Revenue Backlog	$64,075	$48,544	32.0%

At January 31, 2010, we expect approximately $29.0 million of our deferred revenue to be recognized subsequent to fiscal year 2010.

Liquidity and Capital Resources

Cash and Cash Equivalents

At January 31, 2010, cash and cash equivalents were $27.7 million, a decrease of $0.5 million from October 31, 2009.  This decrease primarily represents cash used for investments in capitalized software development and capital equipment of $1.8 million, offset by cash provided by operating activities of $1.4 million.

Working Capital and Liquidity

At January 31, 2010, our principal sources of liquidity included cash and cash equivalents totaling $27.7 million, net billed accounts receivable of $8.0 million, and unbilled commitments under non-cancelable subscription contracts totaling $14.6 million, of which $7.4 million is expected to be billed in 2010.  We also have a three-year senior secured credit facility that provides us with a revolving line of credit up to the lesser of $20 million or the amount of our trailing twelve months subscription and software maintenance revenues.  Under this agreement, which expires in June 2010, we have the option of selecting an interest rate for any drawdown under the facility equal to the applicable Prime or LIBOR Rate plus a sliding margin that is based on the amount of borrowings outstanding.  Borrowings under the agreement are secured by all of our assets.  Financial covenants apply only when the unused portion of the line of credit, plus cash and cash equivalents on hand, is less than $12.5 million, and are limited to minimum quarterly thresholds of earnings before interest, taxes, depreciation and amortization (EBITDA).  At January 31, 2010 and October 31, 2009, availability under the line was $20 million and there were no borrowings outstanding.

Cash provided by operations in the first three months of 2010 increased to $1.4 million in 2010, from cash used in operations of $6.1 million in the first three months of 2009, due to increased orders over the prior year combined with reductions in overall spending. Included in the $6.1 million of cash used by operations in the first three months of 2009, was approximately $3.0 million of non-recurring cash payments, including $1.7 million in severance paid to terminated employees and $1.3 million in non-recurring royalty payments. Cash used in investing activities increased slightly to $1.8 million for the first three months of 2010, from $1.7 million for the same period last year due to increased investments associated with the release of PLE version 2.0 during the first quarter of 2010.

Our future liquidity needs will depend on, among other factors, the timing and extent of software development expenditures, order volume, the timing and collection of receivables, and expenditures in connection with possible acquisitions or stock repurchases. From time to time, we may evaluate potential acquisitions of products or businesses that complement our core business. We may consider and acquire other complementary businesses, products, or technologies in the future. We believe our existing cash, cash equivalents, anticipated cash provided by operating activities, and availability under our line of credit through June 2010, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments consist primarily of future minimum payments due under operating leases and royalty and software license agreements.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2009 for a table showing our contractual obligations.

On February 16, 2010, we entered into an eleven year agreement to lease approximately 27,000 square feet of office space for our corporate headquarters in Bloomington, Minnesota.  The new lease expires on July 1, 2021.  In conjunction with signing our new lease, we also entered into a $1.3 million commercial letter of credit with Wells Fargo Foothill, Inc.

There were no other significant changes to our contractual obligations during the three months ended January 31, 2010.

At January 31, 2010, we had no significant commitments for capital expenditures.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements for a summary of the recent accounting pronouncements.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2010.

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”).  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Forward-looking statements include, among others, statements about our future performance, the sufficiency of our sources of capital for future needs, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this Form 10-Q and Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.

Interest Rate Risk

Our borrowing capacity primarily consists of a revolving line of credit with interest rates that fluctuate based upon the Prime Rate and LIBOR market indexes.  At January 31, 2010, we did not have any outstanding borrowings under this revolving credit facility. As a result, risk relating to interest fluctuation is considered minimal.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1A.                      RISK FACTORS

Our business is subject to a number of risks and uncertainties which we discussed in detail in Part I, Item 1A of our 2009 Annual Report on Form 10-K.

ITEM 6.                EXHIBITS

Exhibit Number and Description

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under 18 U.S.C. 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO LEARNING, INC.	By /s/ Vincent P. Riera
March 12, 2010	Vincent P. Riera
President and Chief Executive Officer
(principal executive officer)

/s/ Robert J. Rueckl
Robert J. Rueckl
Vice President and Chief Financial Officer
(principal financial officer)